Form 10-Q
period 2011-09-30
Carbonite Inc
filed 2011-11-10
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35264
CARBONITE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-1111329

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

177 Huntington Avenue Boston, Massachusetts	02115

(Address of principal executive offices)	(Zip Code)
(617) 587-1100
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2011, there were 25,131,217 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3

Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure About Market Risks	29

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1.A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6. Exhibits	54

Signatures	56
EX-3.1
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Carbonite, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share amounts)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$71,662	$13,855
Short-term investments	—	10,000
Accounts receivable (net of reserves of $13 and $17 at September 30, 2011 and December 31, 2010 , respectively)	868	644
Prepaid expenses and other current assets	1,770	551

Total current assets	74,300	25,050

Property and equipment, net	19,825	15,818
Other assets	227	73
Acquired intangible assets, net	1,121	—
Goodwill	1,514	—

Total assets	$96,987	$40,941

Liabilities, Redeemable and Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,841	$4,868
Accrued expenses	7,730	3,947
Current portion of deferred revenue	38,421	28,616

Total current liabilities	47,992	37,431

Deferred revenue, net of current portion	15,433	10,106
Other long-term liabilities	295	297
Commitments and contingencies (Note 9)
Redeemable and convertible preferred stock:
Redeemable convertible preferred stock; Series A-2, $0.01 par value; 0 and 506,646 shares authorized at September 30, 2011 and December 31, 2010, respectively; 0 and 502,874 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively (at redemption value)	—	4,404
Convertible preferred stock; $0.01 par value; 0 and 4,062,540 shares authorized at September 30, 2011 and December 31, 2010, respectively; 0 and 3,991,617 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively (liquidation value of $73,931 at December 31, 2010)	—	64,326

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 6,000,000 and 0 shares authorized and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 45,000,000 and 21,539,370 shares authorized at September 30, 2011 and December 31, 2010, respectively; 25,094,045 and 4,526,603 shares outstanding at September 30, 2011 and December 31, 2010, respectively	251	45
Additional paid-in capital	127,339	2,134
Accumulated deficit	(94,306)	(77,805)
Treasury stock, at cost (2,009 shares at September 30, 2011)	(22)	—
Accumulated other comprehensive income	5	3

Total stockholders’ equity (deficit)	33,267	(75,623)

Total liabilities, convertible and redeemable convertible preferred stock, and stockholders’ equity (deficit)	$96,987	$40,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2011	2010	2011	2010
Revenue	$15,926	$10,322	$43,168	$27,007
Cost of revenue	6,109	4,261	16,420	11,710

Gross profit	9,817	6,061	26,748	15,297

Operating expenses:
Research and development	4,336	3,008	12,046	7,981
General and administrative	1,841	879	4,719	2,912
Sales and marketing	11,078	8,869	27,436	25,333

Total operating expenses	17,255	12,756	44,201	36,226

Loss from operations	(7,438)	(6,695)	(17,453)	(20,929)
Interest and other income, net	22	37	48	158

Net loss	(7,416)	(6,658)	(17,405)	(20,771)

Accretion of redeemable convertible preferred stock	(23)	(53)	(128)	(158)

Net loss attributable to common stockholders	$(7,439)	$(6,711)	$(17,533)	$(20,929)

Basic and diluted net loss per share attributable to common stockholders	$(0.47)	$(1.52)	$(2.01)	$(4.77)
Weighted average number of shares of common stock used in computing basic and diluted net loss per share	15,955,532	4,414,373	8,707,865	4,383,615
The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2011	2010
Operating activities
Net loss	$(17,405)	$(20,771)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,651	3,561
Stock-based compensation expense	963	452
Re-measurement of preferred stock warrant liability	(8)	13
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(224)	(62)
Prepaid expenses and other current assets	(1,194)	(833)
Other assets	(150)	—
Accounts payable	(3,082)	(529)
Accrued expenses	3,562	1,543
Other long-term liabilities	51	57
Deferred revenue	14,546	11,370

Net cash provided by (used in) operating activities	2,710	(5,199)

Investing activities
Purchases of property and equipment	(9,568)	(7,412)
Proceeds from maturities of short-term investments	10,000	6,807
Purchases of short-term investments	—	(10,069)
Payment for acquisition, net of cash acquired	(1,949)	—

Net cash used in investing activities	(1,517)	(10,674)

Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	—	750
Proceeds from exercise of stock options	925	168
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	55,709	—
Repurchase of common stock	(22)	—

Net cash provided by financing activities	56,612	918

Effect of currency exchange rate changes on cash	2	2
Net increase (decrease) in cash	57,807	(14,953)
Cash and cash equivalents, beginning of period	13,855	28,276

Cash and cash equivalents, end of period	$71,662	$13,323

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$68,858	$—
Conversion of preferred stock warrant to common stock warrant	$74	$—
Accretion of redeemable convertible preferred stock	$128	$158
The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
1. Nature of Business
     Carbonite, Inc. (the “Company”) was incorporated in the state of Delaware on February 10, 2005, and focuses on the development and marketing of personal computer backup services that enables users to backup, access, and restore data files online.
     The Company views its operations and manages its business in one operating segment.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the Company’s prospectus filed on August 11, 2011 with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933.
     In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the periods presented. The results for the periods presented are not necessarily indicative of future results.
Use of Estimates
     The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made.
Initial Public Offering
     In August 2011, the Company closed its initial public offering (“IPO”) of 7,187,500 shares of common stock, which were sold to the public at a price of $10.00 per share, including 937,500 shares of common stock sold pursuant to exercise of the underwriters’ option to purchase additional shares. The Company sold 6,303,973 shares of common

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
stock and selling stockholders sold 883,527 shares of common stock. The Company received aggregate proceeds of $58.6 million from the IPO, net of underwriters’ discounts and commissions but before deducting offering expenses of $2.9 million. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock converted into 13,483,473 shares of common stock and all outstanding warrants to purchase redeemable convertible preferred stock automatically converted into warrants to purchase 11,316 shares of common stock.
Translation of Foreign Currencies
     The financial statements of the Company’s foreign subsidiary in China are translated into U.S. dollars. The functional currency of the Company’s foreign subsidiary is its local currency. The Company translates the assets and liabilities of its foreign subsidiary at the exchange rates in effect at period-end. Revenues and expenses are translated using average exchange rates in effect during the period. Gains and losses from foreign currency translation are recorded to accumulated other comprehensive income (loss) included in stockholders’ deficit.
Concentration of Credit Risk
     Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. Cash equivalents and short-term investments consist of investment grade debt securities or money market funds investing in such securities.
     The Company sells its services primarily to consumer and small business customers. Payment for the majority of the Company’s sales occurs via credit card. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. For the periods presented, no customer represented 10% or more of accounts receivable or revenue.
Revenue Recognition
     The Company derives revenue from online backup subscription services. These services are standalone independent service solutions, which are generally contracted for a one- to three-year term. Subscription arrangements include access to use the Company’s software via the internet. The Company recognizes revenue in accordance with the Financial Accounting Standards Codification (ASC) 605-10, Overall Revenue Recognition. Subscription revenue is recognized ratably on a daily basis over the subscription period, when persuasive evidence of an arrangement with a customer exists, the subscription has been activated, the price is fixed or determinable, and collection is reasonably assured. Deferred revenues represent payments received from customers for subscription services prior to recognizing the revenue related to those payments.
Goodwill and Acquired Intangible Assets
     The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company performs its annual assessment for impairment of goodwill on November 30 and has determined that there is a single reporting unit for the purpose of conducting this annual goodwill impairment assessment. For purposes of assessing potential impairment, the Company annually estimates the fair value of the reporting unit (based on the Company’s market

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
capitalization) and compares this amount to the carrying value of the reporting unit (as reflected by the Company’s total stockholders’ equity). If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be recorded.
     Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. As the pattern of consumption of the economic benefits of the intangible assets cannot be reliably determined, the Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis.
Research and Development Costs
     Research and development costs are expensed as incurred.
     The Company follows the guidance of ASC 350-40, Internal Use Software and ASC 350-50, Website Development Costs, in accounting for its software and website development costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. The Company has determined that technological feasibility is established at the time that a scalable working model of the application is complete. Because the Company believes its current process for developing applications is essentially completed concurrent with the establishment of technological feasibility, no costs have been capitalized to date. These costs are included in the accompanying statements of operations as research and development expense.
Income Taxes
     The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.
     The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
Accounting for Stock-Based Compensation
     Stock-based compensation is recognized as an expense in the financial statements based on the grant date fair value. Compensation expense recognized relates to stock awards, restricted stock and stock options granted, modified, repurchased, or cancelled on or after January 1, 2006. For awards that vest based on service conditions, the Company uses the straight-line method to allocate compensation expense to reporting periods over the requisite service period. The grant date fair value of options granted is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility, expected term and the fair value of the underlying common stock, among others.

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
Recently Issued and Adopted Accounting Standards
     In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income to provide companies with two options for presenting comprehensive income. Companies can present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance will be effective for the Company on January 1, 2012. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income. The Company does not believe that the adoption of this standard will have a material impact on the Company’s financial position or results of operations.
     In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard will be effective for the Company on January 1, 2012. The Company does not believe that the adoption of this amendment will have a material impact on the Company’s financial position or results of operations.
3. Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments for all periods. Comprehensive income (loss) was as follows (in thousands):

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(7,416)	$(6,658)	$(17,405)	$(20,771)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	2	2	2

Comprehensive loss	$(7,417)	$(6,656)	$(17,403)	$(20,769)
4. Net Loss per Share
     The Company calculates basic and diluted net loss per share of common stock by dividing the net loss adjusted for the dividend on the redeemable convertible preferred stock by the weighted average number of shares of common stock outstanding during the period. The Company has excluded (a) all unvested restricted shares that are subject to repurchase and (b) the Company’s other potentially dilutive shares, which include redeemable and convertible preferred stock, a warrant to purchase common or redeemable convertible preferred stock, and outstanding common stock options, from the weighted average number of shares of common stock outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses. The Company’s redeemable and convertible preferred stock are participating securities as defined by ASC 260-10, Earnings Per Share, but are excluded from the earnings per share calculation as they do not have an obligation to share in the Company’s net losses.
     The following potentially dilutive shares of common stock have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive (in thousands):

	For the three and nine months ended September 30,
	2011	2010
Redeemable and convertible preferred stock	—	13,483
Options to purchase common stock	2,055	2,549
Warrants	11	11
Restricted stock	14	32

Total	2,080	16,075

5. Fair Value of Financial Instruments
     As defined in ASC 820, Fair Value Measurements and Disclosures, (ASC 820) fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
     Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
     Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.
     Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.
     In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible in its assessment of fair value.
     The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$53,627	—	—	$53,627	—	—	—	—
Short-term investments — bank deposits	—	—	—	—	—	$10,000	—	$10,000
Liabilities:
Preferred Stock Warrant	—	—	—	—	—	—	$82	$82
6. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements

	September 30,	December 31
	2011	2010
Accrued compensation	$2,326	$1,501
Accrued media spend	3,563	1,410
Accrued other expenses	1,841	1,036

Total accrued expenses	$7,730	$3,947

7. Stock-based Compensation
Stock Options
     The Company’s 2005 Stock Incentive Plan (the “2005 Plan”) provided for granting of incentive stock options, non- qualified stock options, restricted stock, or other awards to the Company’s employees, officers, directors, and outside consultants up to an aggregate of 3,601,551 shares of the Company’s common stock. In conjunction with the effectiveness of the 2011 Equity Award Plan (the “2011 Plan”), the Board of Directors voted that no further stock options or other equity-based awards would be granted under the 2005 Plan.
     In July 2011, the Company’s Board of Directors and stockholders adopted the 2011 Plan, which became effective concurrently with the consummation of the Company’s IPO on August 11, 2011. The 2011 Plan provides for the issuance of stock options, restricted stock, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the 2011 Plan, the Company reserved 1,662,000 shares of common stock for issuance under the 2011 Plan. On January 1st of each year, beginning on January 1, 2012, the number of shares reserved under the 2011 Plan will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s Board of Directors.
     As of September 30, 2011, 1,662,000 shares of common stock were available for future grant under the 2011 Plan.
     Stock options granted to employees generally vest over a four-year period, and expire ten years from the date of grant. Certain option awards provide for accelerated vesting if there is a change of control, as defined in the 2005 Plan or 2011 Plan, as applicable.
     The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock options awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as a number of complex and subjective variables. These variables include the expected term of the awards, the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, and expected dividends.

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
Incentive Unit Agreements
     In April 2011, the Company’s Board of Directors authorized its subsidiary in China to enter into Incentive Unit Agreements pursuant to an Incentive Unit Plan (the “Unit Plan”) providing up to an aggregate of 60,000 incentive units (the “Units”) to certain employees of its subsidiary in China to afford these employees the benefit of any appreciation in the value of the Company. The Units have a five year term and vest upon the achievement of a performance condition, which was satisfied during the period, and a service period of up to four years. Upon vesting, the recipients of Units are entitled to a cash bonus based on the difference between the fair value of the Company’s common stock and the base value set forth in their respective Incentive Units Agreements. As of September 30, 2011, 38,000 Units are outstanding with weighted average base values of $7.80 and an additional 22,000 Units are available for grant under the Unit Plan.
Stock-based Compensation Expense
     Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenues	$55	$16	$142	$45
Research and development	163	82	358	175
General and administrative	91	62	202	192
Sales and marketing	102	20	261	40

	$411	$180	$963	$452

8. Income Taxes
     No provision for federal or state income taxes has been recorded, as the Company has incurred cumulative net operating losses since inception.
     The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at September 30, 2011 and December 31, 2010.
     The Company’s income tax return reporting periods since December 31, 2007 are open to income tax audit examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating losses generated in those years. There are currently no federal or state audits in progress.

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
9. Commitments and Contingencies
Operating Leases
     The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters), Lewiston, Maine, Princeton, New Jersey, and Beijing, China, expiring in 2014 or earlier. The Company also has lease agreements to rent data center space in Wakefield, Massachusetts, expiring in 2015, and Boston, Massachusetts, expiring in 2013. The terms of the Boston and Maine office leases as well as the data center leases include escalating rent and a free rent period. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments and rent is being recognized on a straight-line basis over the terms of the leases. At September 30, 2011 and December 31, 2010, $0.3 million and $0.2 million, respectively, are included in accrued expenses and other long-term liabilities related to the deferred rent.
     Future non-cancellable minimum lease payments under all operating leases as of September 30, 2011, are as follows (in thousands):

Remainder of 2011	$530
2012	2,239
2013	2,078
2014	943
2015	412

Total	$6,202

     In October 2011, the Company amended its Boston, Massachusetts headquarters lease to include additional space and to extend the term of the lease. This amendment resulted in an increase in future minimum lease payments of $0.1 million, $0.3 million, $0.5 million, $0.9 million, $1.4 million, and $1.4 million for 2011, 2012, 2013, 2014, 2015 and 2016, respectively.
Other Non-cancellable Commitments
     The Company has non-cancellable commitments primarily consisting of advertising and marketing agreements and data center hosting arrangements.
     Future minimum payments under non-cancellable commitments are as follows (in thousands):

Remainder of 2011	$2,597
2012	1,265
2013	722
2014	321
Total	$4,905

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
Litigation
     In August 2010, Oasis Research, LLC, (“Oasis Research”), filed a lawsuit against the Company and several of its competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our online backup storage services and the other companies’ products or services infringe certain of Oasis Research’s patents. Oasis Research seeks an award for damages in an unspecified amount. Oasis Research does not currently seek an injunction. Neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. The Company intends to defend itself vigorously.
     In the ordinary course of business the Company is involved in litigation incidental to its business; however, the Company’s management is not aware of any pending legal proceeding or other loss contingency, whether asserted or unasserted, affecting the Company for which it might become liable or the outcome of which management expects to have a material impact on the Company.
10. Revolving Credit Facility
     In May 2011, the Company entered into a revolving line of credit with a bank pursuant to which the Company may borrow up to $15 million. Advances under the line of credit bear interest on the outstanding daily balance, at an annual rate equal to the lender’s prime reference rate plus 1%. The Company has pledged its accounts receivable, equipment, and shares of its subsidiaries to the lender to secure its obligations under the credit facility, and has also agreed not to grant a security interest in or pledge its intellectual property to any third party. The credit facility contains customary events of default, conditions to borrowings and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make distributions to stockholders, make investments, or enter into certain types of related party transactions. The credit facility also includes financial and other covenants including covenants to maintain a minimum adjusted net worth and a minimum number of total subscribers. To date, the Company has not borrowed any amounts under this $15 million revolving line of credit.
11. Intangible Assets and Goodwill
     In June 2011, the Company acquired substantially all of the assets of Phanfare, Inc., for $1.9 million, net of cash acquired, and the assumption of certain liabilities. Phanfare’s service enables users to create, maintain, and share online photo and video albums. The Company continues to employ Phanfare’s five employees at its current location in Princeton, New Jersey.
     The results of operations for the acquisition have been included in the Company’s operations since the date of acquisition and were not material for the periods presented.
     The acquisition of Phanfare has been accounted for as a purchase of a business and, accordingly, the total purchase price has been allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. As a result of the acquisition of Phanfare, the Company recorded goodwill in the amount of $1.5 million and identifiable intangible assets of $1.2 million, which was comprised of $0.9 million related to developed technology, $0.2 million related to customer relationship and $0.2 million related to non-compete agreements. The overall weighted-average life of the identified intangible assets acquired in the purchase of Phanfare was 4.7 years. These identified intangible assets will be amortized on a

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
straight-line basis over their estimated useful lives. Future estimated amortization expense of acquired intangibles is as follows (in thousands):

Remainder of 2011	$66
2012	266
2013	266
2014	231
2015	206
2016	86
Total	$1,121

12. Retirement Plan
     The Company has established a 401(k) defined contribution plan for its employees who meet certain employment status and age requirements. Contributions up to a 15% maximum of each covered employee’s salaries are permitted. To date, the Company has not contributed to this plan.
13. Related Party Transactions
     One of the Company’s investors who purchased shares in several preferred stock investment rounds is also the Company’s Assistant Secretary and primary external legal counsel. Legal fees paid to this investor’s firm totaled $1.7 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively. Legal fees paid to this firm during the nine months ended September 30, 2011 and 2010 totaled $3.8 million and $1.0 million, respectively. At September 30, 2011 and December 31, 2010, the Company had outstanding payables and accruals to the legal firm of $0.2 million and $0.5 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on August 11, 2011.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
     We are a leading provider of online backup solutions for consumers and small and medium sized business, or SMBs. We provide easy-to-use, affordable, unlimited, and secure online backup solutions with anytime, anywhere access to files stored on our servers, which we call the Carbonite Personal Cloud. We believe that we are the best known brand in the online backup market.
     In 2005, we began development of our Carbonite backup solution and raised our first capital from investors. We sold the first subscription to our Carbonite backup solution in 2006. In 2010, we introduced our SMB solution, opened our office in Beijing, China, and expanded our management team to better focus on our consumer and SMB markets. We surpassed 100,000 subscribers in 2008, 500,000 subscribers in 2009, and 1,000,000 subscribers in early 2011. Today we have subscribers in more than 100 countries, with 94% of our subscribers based in the U.S.
     We derive our revenue from subscription fees from consumers and SMBs. We charge consumers a $59 flat fee for one year of unlimited online backup, with discounts for multi-year subscriptions. Our SMB solution allows for an unlimited number of users, with tiered pricing based on the total amount of data backed up. As of September 30, 2011, approximately 70% of subscribers to our consumer service have one year subscriptions, although the percentage of customers with multi-year subscriptions has increased over time. We charge customers the full subscription amount at the beginning of each subscription period. We initially record a subscription fee as deferred revenue and then recognize it ratably over the subscription period. The annual or multi-year commitments of our customers enhance management’s visibility of our revenue and charging customers at the beginning of the subscription period provides working capital.
           We are investing aggressively in customer acquisition because we believe that the market for online backup is in the early stages of development. Our largest expense is advertising for customer acquisition, which is recorded as sales and marketing expense. This is comprised of radio and television advertising, online display advertising, print advertising, paid search, direct marketing, and other expenses. In 2008, 2009, and 2010, our total advertising expense was $7.6 million, $10.8 million, and $23.6 million, respectively. We generally spend more on advertising in the first and third quarters of each year based on the seasonality of customer purchasing patterns and fluctuations in advertising rates.
           As we grow our business we continue to invest in additional storage and infrastructure. Our capital expenditures in 2008, 2009, and 2010 were $4.7 million, $7.1 million, and $10.7 million, respectively.
           Our revenue has grown from $8.2 million in fiscal 2008 to $38.6 million in fiscal 2010 and $43.2 million in the nine months ended September 30, 2011. At the same time, our total operating costs have grown from $21.8 million in fiscal 2008 to $48.2 million in fiscal 2010 and $44.2 million in the nine months ended September 30, 2011, principally as a result of our investment in customer acquisition. We expect to continue to devote substantial resources to customer acquisition, improving our technologies, and expanding our solutions. In addition, we expect to invest heavily in our operations to support anticipated growth and public company reporting and compliance obligations. We defer revenue over our customers’ subscription periods, but expense marketing costs as incurred. As a result of these factors, we expect to continue to incur GAAP operating losses on an annual basis for the foreseeable future.
           In August 2011, we closed our initial public offering of 7,187,500 shares of common stock at an offering price of $10.00 per share, of which 6,303,973 shares were sold by us, including 937,500 shares pursuant to the underwriters’ option to purchase additional shares, and 883,527 shares were sold by selling stockholders, resulting in net proceeds to us of approximately $58.6 million, after deducting underwriting discounts, but before offering expenses of $2.9 million.
Recent Developments
           On November 1, 2011, we introduced two additional solutions for our consumer customers, which include new features and expanded functionality. Our current consumer offering, re-branded as Carbonite Home, continues to include unlimited online backup with annual pricing starting at $59. Carbonite Home Plus provides customers with additional backup and restore features for external hard drives with annual pricing starting at $99. Carbonite Home Premier further includes automatic online backup for video files as well as a recovery-by-mail feature with annual pricing starting at $149.
Our Business Model
           We evaluate the profitability of a customer relationship over its lifecycle because of the nature of our business model. As we generally incur customer acquisition costs in advance of subscriptions while recognizing revenue ratably over the terms of the subscriptions, a customer relationship may not be profitable at the beginning of the subscription period, even though it may be profitable over the life of the customer relationship. As we also generally incur capital equipment costs in advance of subscriptions, a customer relationship may not result in positive cash flow at the beginning of the subscription period, even though it may result in positive cash flow over the life of the customer relationship. While we offer both annual and multi-year subscriptions to our customers, a significant majority of them are currently on one year subscription plans. We typically generate positive cash flow during the first year of a multi-year subscription as we charge the subscription fee for the entire period at the beginning of the subscription.
Key Business Metrics
            Our management regularly reviews a number of financial and operating metrics, including the following key metrics, to evaluate our business:
•	Total customers. We calculate total customers as the number of paid subscriptions from consumers and SMBs at the end of the relevant period. A consumer who has more than one computer may have multiple subscriptions, each of which is treated as a separate subscription. An SMB subscription may cover multiple computers and users but is treated as a single subscription.

•	Annual retention rate. We calculate annual retention rate as the percentage of customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter. Our management uses these measures to determine the stability of our customer base and to evaluate the lifetime value of our customer relationships.

•	Renewal rate. We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented. Renewal rate excludes customers under our discontinued third-party distribution agreements and prior SMB offering with subscriptions that remain active until cancelled. Our management uses this measure to monitor trends in customer renewal activity.

•	Bookings. We calculate bookings as revenue recognized during a particular period plus the change in total deferred revenue (excluding deferred revenue recorded in connection with acquisitions) during the same period. Our management uses this measure as a proxy for cash receipts. Bookings represents the aggregate dollar value of customer subscriptions received by us during a period. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period.

•	Free cash flow. We calculate free cash flow as net cash provided by (used in) operating activities, less purchases of property and equipment, and adjusted for any extraordinary items. Our management uses this measure to evaluate our operating results.
           Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue, but may result in material monthly and quarterly variances in one or more of the key business metrics described above.
Performance Highlights
           The following table presents our performance highlights for the three months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,
	2011	2010
	(in thousands, except percentage data)
Total customers	1,164	869
Annual retention rate	81%	82%
Renewal rate	82%	82%
Bookings	$20,468	$14,142
Free cash flow	$(489)	$(4,512)
           Our total customers and bookings increased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and we are continuing to invest substantially in customer acquisition in an effort to drive future growth in total customers and bookings. While we expect our total customers to continue to increase on an absolute basis, we expect that our annual percentage increase in total customers will decline as our customer base grows.
           In June 2010, we decided to cease distribution of our consumer solutions through third-party distribution channels, and we terminated most of our distribution agreements at that time. During 2010, subscriptions purchased through third-party distributors accounted for 8% of our revenue. Historically, renewal rates for subscriptions purchased through third-party distributors were lower than for direct sales. Excluding renewal activity related to third-party distributor sales, our annual retention rates for the three months ended September 30, 2011 and September 30, 2010 were 86% and 84%, respectively.

           Our free cash flow for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 has improved due to economies of scale and the impact of higher per customer profitability associated with customers who continue beyond a single year. However, the results of individual periods vary based on the timing of our expenses, particularly customer acquisition costs, including radio and television advertising. We generally spend more on advertising in the first and third quarters of each year based on the seasonality of customer purchasing patterns and fluctuations in advertising rates, which affects our free cash flow for the interim periods presented. Similarly, we generally spend more on capital equipment in the first and third quarters of each year as we add capacity to service new customers.
Key Components of our Consolidated Statements of Operations
Revenue
           We derive our revenue from subscription fees from consumers and SMBs. We typically charge a customer’s credit card the full price of the subscription at the commencement of the subscription period and at each renewal date, unless the customer decides not to renew the subscription. We initially record a customer subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period.
Cost of revenue
           Cost of revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, depreciation of equipment, rent, utilities and broadband, equipment maintenance, software license fees, and allocated overhead. The expenses related to hosting our services and supporting our customers are related to the number of customers and the complexity of our services and hosting infrastructure. We expect these expenses to increase in absolute dollars as we continue to increase our number of customers. On a per subscriber basis, our costs have been decreasing as we achieve economies of scale and purchase equipment and services in larger quantities. There has also been a long term downward trend in the cost of storage equipment and broadband service, which we expect will continue in the future.
Gross profit and gross margin
           Gross profit is our revenue less our cost of revenue. Our gross margins have historically expanded due to price increases for our consumer solutions and from economies of scale. We expect our gross margins to be relatively flat in the remaining portion of 2011 due to expenses associated with the relocation of our support services from India to the U.S.
Operating expenses
           Research and development. Research and development expenses consist primarily of wages and benefits for development personnel, consulting fees, rent, and depreciation. We have focused our research and development efforts on both improving ease of use and functionality of our existing services and developing new offerings. The majority of our research and development employees are located at our corporate headquarters in the U.S., with another group at our offices in China. We expect that research and development expenses will increase in absolute dollars on an annual basis as we continue to enhance and expand our services.
           General and administrative. General and administrative expenses consist primarily of wages and benefits for management, finance, accounting, human resources, legal and other administrative personnel, legal and accounting fees, insurance, and other corporate expenses. We expect to continue to add personnel and enhance our internal information systems in connection with the growth of our business. We expect our general and administrative expenses to increase given that we have become a public company as we expect our accounting, legal, and personnel-related expenses and directors and officers insurance costs to increase as we have instituted and continue to monitor a more comprehensive compliance and board governance function, maintain and review internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and prepare and distribute periodic reports, as required by the rules and regulations of the Securities and Exchange Commission. As a result, we expect that our general and administrative expenses will continue to increase in absolute dollars on an annual basis.
           Sales and marketing. Sales and marketing expenses consist primarily of advertising costs, wages and benefits for sales and marketing personnel, creative expenses for advertising programs, credit card fees, commissions paid to third-party partners and affiliates, and the cost of providing free trials. The largest component of sales and marketing expense is advertising for customer acquisition, principally radio, television, and print advertisements. Online search costs consist primarily of pay-per-click payments to search engine operators. Advertising costs are expensed as incurred. To date, marketing and advertising costs have been incurred principally in the U.S., but we expect to increase our marketing and advertising expenditures in other countries. We expect that we will continue to commit significant resources to our sales and marketing efforts to grow our business and awareness of our brand and services. We expect that sales and marketing expenses will continue to increase in absolute dollars on an annual basis.
Critical Accounting Policies
           Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions, and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition.
           We consider the assumptions and estimates associated with revenue recognition, goodwill and acquired intangible assets, income taxes and stock-based compensation to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies since December 31, 2010. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on August 11, 2011.
Results of Operations
           The following table sets forth, for the periods presented, data from our consolidated statements of operations as the percentage of revenue that each line item represents. The information contained in the table below should be read in conjunction with financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	38.4	41.3	38.0	43.4

Gross profit	61.6	58.7	62.0	56.6
Operating expenses:
Research and development	27.2	29.1	27.9	29.6
General and administrative	11.6	8.5	10.9	10.8
Sales and marketing	69.6	85.9	63.6	93.8

Total operating expense	108.3	123.6	102.4	134.1

Loss from operations	(46.7)	(64.9)	(40.4)	(77.5)
Interest and other income, net	0.1	0.4	0.1	0.6

Net loss	(46.6)%	(64.5)%	(40.3)%	(76.9)%

Comparison of the Three and Nine Months Ended September 30, 2011 and 2010
Revenue

Three Months Ended			Nine Months Ended
September 30,			September 30,
2011	2010	Change	2011	2010	Change
(in thousands, except percentage data)
$15,926	$10,322	54%	$43,168	$27,007	60%
           Revenue increased $5.6 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to a 38% increase in the number of total customers over the period. Revenue increased $16.2 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to a 45% increase in the number of total customers over the period. The increase in revenue during these periods was driven in part by increased advertising expenditures in prior periods, as well as an 8% overall increase in pricing of our consumer service in April 2011 that resulted in a continued shift in subscriber mix towards three year subscriptions. In addition, we released our first SMB offering in February 2010 and revenue from SMB customers was approximately $1.7 million in the three months ended September 30, 2011 compared to $0.3 million in the corresponding 2010 period.
Cost of revenue, gross profit, and gross margin

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(in thousands, except percentage data)
Cost of revenue	$6,109	$4,261	43%	$16,420	$11,710	40%
Gross profit	$9,817	$6,061	62%	$26,748	$15,297	75%
Gross margin	61.6%	58.7%		62.0%	56.6%
           Cost of revenue increased $1.8 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to an increase in the total number of customers. The increase in cost of revenue was comprised primarily of hosting costs of $1.6 million, including depreciation of equipment, personnel related costs of our operations employees and increases in our data storage capacity, and customer support costs of $0.2 million, primarily associated with the cost of new employees to replace outsourced support in India. Gross profit increased primarily as a result of increases in revenue and gross margin increased primarily due to economies of scale.
           Cost of revenue increased $4.7 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to an increase in the total number of customers. The increase in cost of revenue was comprised primarily of hosting costs of $3.7 million for the nine months, including depreciation of equipment, personnel related costs of our operations employees and increases in our data storage capacity, and customer support costs of $1.0 million, primarily associated with the cost of new employees to replace outsourced support in India. Gross profit increased primarily as a result of increases in revenue and gross margin increased primarily due to economies of scale.
Operating expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(in thousands, except percentage data)
Research and development	$4,336	$3,008	44%	$12,046	$7,981	51%
General and administrative	$1,841	$879	109%	$4,719	$2,912	62%
Sales and marketing	$11,078	$8,869	25%	$27,436	$25,333	8%
           Research and development. Research and development expenses increased $1.3 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and increased $4.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to additional hiring in the U.S. and China to enhance the functionality of our solutions and to develop new offerings.
           General and administrative. General and administrative expenses increased $1.0 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to a $0.5 million increase in professional fees, including legal and accounting fees and a $0.2 million increase in personnel related costs as a result of additional employees. General and administrative expenses increased $1.8 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to a $1.2 million increase in professional fees and a $0.3 million increase in personnel related costs. The increase in professional fees was driven by increased legal costs as we prepared to operate as a public company and costs of patent litigation defense.
           Sales and marketing. Sales and marketing expenses increased $2.2 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in sales and marketing expenses was attributable to an increase in advertising campaigns of $1.3 million and an increase in personnel related costs of $0.5 million as a result of hiring new employees. In addition, credit card processing fees increased $0.2 million and customer support costs for trial users increased $0.2 million. Sales and marketing expenses increased $2.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in sales and marketing expenses was attributable to an increase in personnel related costs of $0.8 million and credit card processing fees of $0.6 million.
Other Financial Data
     In addition to our results discussed above determined under GAAP, we believe that total customers, annual retention rate, renewal rate, bookings, and free cash flow are useful to investors in evaluating our operating performance. Management considers these financial and operating metrics critical to understanding our business, reviewing our historical performance, measuring and identifying current and future trends, and for planning purposes. Securities analysts also frequently use bookings and free cash flow as supplemental measures to evaluate the overall performances of companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except percentage data)
Key metrics:
Total Customers (1)	1,164	869	1,164	869
Annual retention rate (2)	81%	82%	81%	82%
Renewal rate (3)	82%	82%	82%	81%
Bookings (4)	$20,468	$14,142	$57,714	$38,377
Free cash flow (5)	$(489)	$(4,512)	$(6,858)	$(12,611)

(1)	We define total customers as the number of paid subscriptions from consumers and SMBs at the end of the relevant period.

(2)	We define annual retention rate as the percentage of customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter.

(3)	We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented. Renewal rate excludes customers under our discontinued third-party distribution agreements and prior SMB offering with subscriptions that remain active until cancelled.

(4)	We define bookings as revenue recognized during the period plus the change in total deferred revenue (excluding deferred revenue recorded in connection with acquisitions) during the same period.

(5)	We define free cash flow as net cash provided by (used in) operating activities, less capital expenditures, and adjusted for any extraordinary items.
           Bookings and free cash flow are financial data that are not calculated in accordance with GAAP. The tables below provide reconciliation of bookings and free cash flow to revenue and cash provided by (used in) operating activities, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP. We prepare bookings and free cash flow to eliminate the impact of items that we do not consider indicative of our core performance.
           Our management uses annual retention rate to determine the stability of our customer base and to evaluate the lifetime value of our customer relationships. As customers’ annual and multi-year subscriptions come up for renewal throughout the calendar year based on the dates of their original subscriptions, measuring retention on a trailing twelve month basis at the end of each quarter provides our management with useful and timely information about the stability of our customer base. Management uses renewal rate to monitor tends in customer renewal activity.
           Our management uses bookings as a proxy for cash receipts. Bookings represents the aggregate dollar value of customer subscriptions received by us during a period. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period.
           Management uses free cash flow as a measure of our operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to determine capital requirements; to facilitate a comparison of our results with those of other companies; and in communications with our board of directors concerning our financial performance. We also use free cash flow as a factor when determining management’s incentive compensation. Management believes that the use of free cash flow provides consistency and comparability with our past financial performance, facilitates period to period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.
           Although bookings and free cash flow are frequently used by investors and securities analysts in their evaluations of companies, bookings and free cash flow have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results of operations as reported under GAAP. Some of these limitations are:
•	bookings does not reflect our receipt of payment from subscribers;

•	free cash flow does not reflect our future requirements for contractual commitments to vendors;

•	free cash flow does not reflect the non-cash component of employee compensation or depreciation and amortization of property and equipment; and

•	other companies in our industry may calculate bookings or free cash flow or similarly titled measures differently than we do, limiting their usefulness as comparative measures.
           The following tables present reconciliations of our bookings and free cash flow to revenue and cash provided by (used in) operating activities, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Revenue	$15,926	$10,322	$43,168	$27,007
Plus change in deferred revenue	4,542	3,820	14,546	11,370

Bookings	$20,468	$14,142	$57,714	$38,377

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Cash provided by (used in) operating activities	$1,889	$(1,476)	$2,710	$(5,199)
Less capital expenditures	2,378	3,036	9,568	7,412

Free cash flow	$(489)	$(4,512)	$(6,858)	$(12,611)

Liquidity and Capital Resources
           As of September 30, 2011, we had cash and cash equivalents of $71.7 million, which primarily consisted of cash and money market funds. In May 2011, we entered into a revolving bank credit facility which provides us the ability to borrow up to $15 million. In connection with our initial public offering in August 2011, we received aggregate proceeds of approximately $58.6 million which included the proceeds from the underwriters’ exercise of their option to purchase additional shares, net of underwriters’ discounts and commissions, but before deducting offering expenses of approximately $2.9 million. Prior to our initial public offering, we had funded our operations primarily through prepayment of subscriptions and the sale of approximately $68.8 million of preferred stock, all of which was converted into shares of our common stock in connection with our initial public offering. Our principal uses of cash are funding our operations and capital expenditures. In June 2011, we used $1.9 million of cash to acquire substantially all of the assets of Phanfare, Inc., which operates a service that enables users to create, maintain, and share online photo and video albums.

Sources of funds
           We believe, based on our current operating plan, that our existing cash and cash equivalents and borrowings available under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.
           From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked, and debt financing. There can be no assurance that any additional financing will be available to us on acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
           In May 2011, we entered into a revolving bank credit facility pursuant to which we may incur indebtedness up to $15 million. Advances under the credit facility bear interest on the outstanding daily balance, at an annual rate equal to the lender’s prime reference rate plus 1%. We have pledged our accounts receivable, equipment, and shares of our subsidiaries to the lender to secure our obligations under the credit facility. We have also agreed not to grant a security interest in or pledge our intellectual property to any third party. The credit facility contains customary events of default, conditions to borrowings and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make distributions to our stockholders, make investments, or enter into certain types of related party transactions. The credit facility also includes financial and other covenants including covenants to maintain a minimum adjusted net worth and a minimum number of total subscribers. To date, we have not drawn down on our revolving credit facility. Any inability to meet our debt service obligations could adversely affect our financial position and liquidity.
Uses of funds
           We have increased our operating and capital expenditures in connection with the growth in our operations and the increase in our personnel, and we anticipate that we will continue to increase such expenditures in the future. Our future capital requirements may vary materially from those now planned and will depend on many factors, including:
•	the levels of advertising and promotion required to acquire and retain customers;

•	expansion of our data center infrastructure necessary to support our growth;

•	growth of our operations in the U.S. and worldwide;

•	our development and introduction of new solutions; and

•	the expansion of our sales, customer support, research and development, and marketing organizations.
           Consistent with previous periods, future capital expenditures will focus on acquiring additional data storage and hosting capacity and general corporate infrastructure. We are not currently party to any purchase contracts related to future capital expenditures, other than short term purchase orders.
Cash flows
           The following table summarizes our cash flow data for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$2,710	$(5,199)
Net cash used in investing activities	$(1,517)	$(10,674)
Net cash provided by financing activities	$56,612	$918
Operating activities
           Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation, and the expense associated with stock-based compensation.
           In the nine months ended September 30, 2011, cash provided by operating activities was $2.7 million, which was primarily driven by a $14.5 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included non-cash charges of $6.6 million, including $5.7 million of depreciation and amortization and $1.0 million of stock based compensation. These cash inflows were offset by a $1.2 million increase in prepaid expenses and other current assets, a $0.2 million increase in accounts receivable, and our net loss of $17.4 million.
           In the nine months ended September 30, 2010, we used $5.2 million in operating activities, which was primarily driven by our net loss of $20.8 million, a $0.8 million increase in prepaid expenses and other current assets, and a $0.5 million decrease in accounts payable. These cash outflows were partially offset by an $11.4 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Cash inflows from operating activities also included non-cash charges of $4.0 million, including $3.6 million of depreciation and $0.4 million of stock based compensation, and a $1.5 million increase in accrued expenses.
Investing activities
           In the nine months ended September 30, 2011, cash used in investing activities was $1.5 million, consisting primarily of proceeds from short-term investments of $10.0 million, offset by capital expenditures of $9.6 million primarily for server equipment and other data center infrastructure and the use of $1.9 million of net cash in connection with the acquisition of substantially all of the assets of Phanfare, Inc.
           In the nine months ended September 30, 2010, we used $10.7 million in investing activities, consisting primarily of $7.4 million for the purchase of equipment, in addition to a net investment of $3.3 million in short-term investments.
Financing activities
           Cash provided by financing activities in the nine months ended September 30, 2011 was $56.6 million, consisting primarily of net proceeds from our initial public offering.
           Cash provided by financing activities in the nine months ended September 30, 2010 was $0.9 million, consisting of net proceeds of $0.7 million from the issuance of Series D convertible preferred stock and $0.2 million from the exercise of stock options.
Off-balance sheet arrangements
           As of September 30, 2011, we did not have any off-balance sheet arrangements.

Contractual obligations
           The following table summarizes our contractual obligations at September 30, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(in thousands)
Operating lease obligations	$6,202	$2,204	$3,432	$566
Hosting facility obligations	1,352	1,352	—	—
Other purchase commitments	3,553	2,284	782	487

Total	$11,107	$5,840	$4,214	$1,053

           The commitments under our operating lease obligations shown above consist primarily of lease payments for our Boston, Massachusetts corporate headquarters, our Lewiston, Maine customer support facility and our Boston, Massachusetts and Wakefield, Massachusetts data centers. The commitments under hosting facility obligations shown above consist of one data center contract, which is accounted for separately from our operating leases. Other purchase commitments shown above consist of contractual commitments to various vendors primarily for advertising, marketing, and broadband services.
           We also lease small amounts of general office space in Princeton, New Jersey and Beijing, China under lease agreements that expire at various dates through August 2012.
     In October 2011, our Boston, Massachusetts headquarters lease was amended to include additional space and an extension of the lease term through December 31, 2016. The lease amendment resulted in an increase in future minimum lease payments of $0.3 million in the period less than one year, $1.2 million in the period of one to three years, $2.8 million in the period of three to five years, and $0.4 million in the period over 5 years.
           Our Lewiston, Maine support facility lease expires on June 1, 2016. We may terminate this lease at any time after May 31, 2013. The lease contains a renewal option for an additional two years, and requires us to pay a proportion of increases in operating expenses and real estate taxes after January 1, 2013.
           We intend to relocate our equipment and operations from our Boston, Massachusetts data center to one of our other data centers and to discontinue its use during the first half of 2012. Our Boston, Massachusetts data center term is currently set to expire in August, 2013. We are also likely to incur non-recurring moving and transition expense related to the relocation of these hosting operations.
Recent Accounting Pronouncements
           For information on recent accounting pronouncements, see Recently Issued and Adopted Accounting Standards in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
           We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuation risks and foreign exchange risks.
Interest Rate Fluctuation Risk
           Our cash consists of interest bearing bank accounts. We did not have long-term borrowings as of September 30, 2011. Interest income is sensitive to changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash and short-term investments are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. In the event that we borrow under our revolving credit facility, which bears interest at the lender’s prime rate plus 1%, we would be exposed to interest rate fluctuations.
Foreign Currency Exchange Risk
           We have foreign currency risks related to our operating expenses and potential revenue denominated in currencies other than the U.S. dollar, principally the Chinese Yuan. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings. Foreign currency risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would not have a material impact on our results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
           Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
           There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
           In August 2010, Oasis Research, LLC, or Oasis Research, filed a lawsuit against us and several of our competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our online backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research seeks an award for damages in an unspecified amount. Oasis Research does not currently seek an injunction. We are not able to assess with certainty the outcome of this litigation or the amount or range of potential damages or future payments associated with this litigation at this time. However, any litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending this lawsuit or its resolution will not have a material adverse impact on our business, operations, financial condition, or cash flows. A trial date has been preliminarily set for late 2012.
           In addition to the Oasis lawsuit, from time to time, we have been and may become involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we are not presently involved in any other legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
ITEM 1A. RISK FACTORS
           An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.
Risks Related to Our Business
We have experienced losses and negative cash flow since our inception, and we may not be able to achieve or sustain profitability or positive cash flow in the future.
           We experienced net losses of $17.4 million for 2008, $19.2 million for 2009, $25.8 million for 2010, and $17.4 million for the nine months ended September 30, 2011, respectively, and have an accumulated deficit of $94.3 million as of September 30, 2011. We have not generally achieved positive cash flow from our operations or reported net income, and we do not expect to be profitable for the foreseeable future. We expect to continue making significant expenditures to develop and expand our business, including for advertising, customer acquisition, technology infrastructure, storage capacity, product development, and international expansion, in an effort to increase and service our customer base. In 2011, we have incurred, and expect to continue to incur, increased expenses associated with the relocation of one of our data centers to a new facility, and with relocating our customer service operations from India to the U.S., which will adversely affect our operating results for 2011. We also expect that our quarterly results may fluctuate due to a variety of factors described elsewhere in this Quarterly Report on Form 10-Q, including the timing and amount of our advertising expenditures, which are seasonal, as well as the timing and amount of expenditures related to the development of technologies and solutions and to defend intellectual property infringement and other claims. In addition, as a public company, we incur significant legal, accounting and other expenses, including increased costs for director and officer liability insurance that we did not incur as a private company. We may also incur increased losses and negative cash flow in the future for a number of reasons, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events. For these reasons, we expect to continue to record net losses for the next several years and we may not be able to achieve or maintain positive cash flow from operations or profitability.
Any significant disruption in our service or loss or misuse of our customers’ data could damage our reputation and harm our business and operating results.
           Our brand, reputation, and ability to attract, retain, and serve our customers are dependent upon the reliable performance of our service and our customers’ ability to readily access their stored files. Our customers rely on our online backup service to store digital copies of their valuable data files, including financial records, business information, photos, and other personally meaningful content. Our data centers are vulnerable to damage or interruption from human error, intentional bad acts, computer viruses or hackers, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could limit our customers’ ability to access their files and could prevent us from being able to continuously back up our customers’ files. Prolonged delays or unforeseen difficulties in connection with adding storage capacity or upgrading our network architecture when required may cause our service quality to suffer. A breach of our network security and systems could also cause the loss or public disclosure of, or access by third parties to, our customers’ stored files. Any event that significantly disrupts our service or exposes our customers’ stored files to misuse could damage our reputation and harm our business and operating results, including reducing our revenue, causing us to issue credits to customers, subjecting us to potential liability, harming our renewal rates, or increasing our cost of acquiring new customers.
The market for online backup solutions is competitive, and if we do not compete effectively, our operating results could be harmed.
           We compete with both online backup providers and providers of traditional hardware-based backup systems. The market for online backup solutions is competitive and rapidly changing. We directly compete with Prosoftnet, CrashPlan, Mozy (a division of VMWare), Symantec’s Norton Online Backup, McAfee Online Backup, SOS Online Backup, and others. Certain of our features, including our remote access service, also compete with current or potential services offered by Apple, Google, Microsoft, Amazon, and others. Certain of our planned features, including the ability to share data with third parties, also compete with current or potential services offered by DropBox, Mozy, SugarSync, and others. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition, longer operating histories, more varied services, larger marketing budgets, established marketing relationships, access to larger customer bases, major distribution agreements with computer manufacturers, internet service providers and resellers, and greater financial, technical, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships to offer a more comprehensive service than we do. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.
           Demand for our online backup solutions is sensitive to price. Many factors, including our advertising, customer acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with our solutions. Similarly, certain competitors may use internet-

based marketing strategies that enable them to acquire customers at a lower cost than us. There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue and operating results.
Our limited operating history makes it difficult to evaluate our current business and future prospects.
           We have been in existence since 2005, and our revenue has grown rapidly from $8.2 million in 2008 to $38.6 million in 2010, representing a compound annual growth rate of 117.0% over that period. We do not expect that this growth rate will continue in future periods and you should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. In addition, because we recognize revenue from customers over the terms of their subscriptions, a large portion of our revenue for each quarter reflects deferred revenue from subscriptions entered into during previous quarters, and downturns or upturns in subscription sales or renewals may not be reflected in our operating results until later periods. We may not achieve sufficient revenue to achieve or maintain positive cash flow from operations or profitability, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. If we do not manage these risks successfully, our business will be harmed. If our future growth fails to meet investor or analyst expectations, it could have a negative effect on our stock price. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and operating results.
A decline in demand for our solutions or for online backup solutions in general could cause our revenue to decline.
           We derive, and expect to continue to derive, substantially all of our revenue from the sale of our online backup solutions, a relatively new and rapidly changing market. As a result, widespread acceptance and use of online backup solutions is critical to our future growth and success. If the market for online backup solutions fails to grow or grows more slowly than we currently anticipate, demand for our solutions could be negatively affected.
           Changes in customer preferences for online backup solutions may have a disproportionately greater impact on us than if we offered multiple products and services. The market for online backup solutions is subject to rapidly changing customer demand and trends in preferences. Some of the potential factors that could affect interest in and demand for online backup solutions include:
•	awareness of our brand and the online backup solutions category generally;

•	the appeal and reliability of our solutions;

•	the price, performance, features, and availability of products and services that compete with ours;

•	public concern regarding privacy and data security;

•	our ability to maintain high levels of customer satisfaction; and

•	the rate of growth in online solutions generally.
     In addition, substantially all of our revenue is currently derived from customers in the U.S. Consequently, a decrease of interest in and demand for online backup solutions in the U.S. could have a disproportionately greater impact on us than if our geographic mix of revenue was less concentrated.

If we are unable to attract new customers to our solutions on a cost-effective basis, our revenue and operating results would be adversely affected.
           We generate substantially all of our revenue from the sale of subscriptions to our solutions. In order to grow, we must continue to attract a large number of customers on a cost-effective basis, many of whom have not previously used online backup solutions. We use and periodically adjust a diverse mix of advertising and marketing programs to promote our solutions. Significant increases in the pricing of one or more of our advertising channels would increase our advertising costs or cause us to choose less expensive and perhaps less effective channels. As we add to or change the mix of our advertising and marketing strategies, we may need to expand into channels with significantly higher costs than our current programs, which could adversely affect our operating results. Currently, we rely significantly on advertising endorsements by certain radio personalities. The loss of one or more of these endorsement arrangements or our inability to obtain additional effective endorsements could adversely affect our advertising and customer acquisition efforts and our operating results. We may incur advertising and marketing expenses significantly in advance of the time we anticipate recognizing any revenue generated by such expenses, and we may only at a later date, or never, experience an increase in revenue or brand awareness as a result of such expenditures. We have made in the past, and may make in the future, significant investments to test new advertising, and there can be no assurance that any such investments will lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective advertising programs, our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our operating results may suffer.
           A portion of our potential customers locate our website through search engines, such as Google, Bing, and Yahoo!. Our ability to maintain the number of visitors directed to our website is not entirely within our control. If search engine companies modify their search algorithms in a manner that reduces the prominence of our listing, or if our competitors’ search engine optimization efforts are more successful than ours, fewer potential customers may click through to our website. In addition, the cost of purchased listings has increased in the past and may increase in the future. A decrease in website traffic or an increase in search costs could adversely affect our customer acquisition efforts and our operating results.
           A significant portion of our customers first try our online backup solutions through free trials. We seek to convert these free trial users to paying customers of our solutions. If our rate of conversion suffers for any reason, our revenue may decline and our business may suffer.
If we are unable to retain our existing customers, our revenue and operating results would be adversely affected.
           If our efforts to satisfy our existing customers are not successful, we may not be able to retain them, and as a result, our revenue and ability to grow would be adversely affected. We may not be able to accurately predict future trends in customer renewals. Customers choose not to renew their subscriptions for many reasons, including if customer service issues are not satisfactorily resolved, a desire to reduce discretionary spending, or a perception that they do not use the service sufficiently, the service is a poor value, or that competitive services provide a better value or experience. If our customer retention rate decreases, we may need to increase the rate at which we add new customers in order to maintain and grow our revenue, which may require us to incur significantly higher advertising and marketing expenses than we currently anticipate, or our revenue may decline. A significant decrease in our customer retention rate would therefore have an adverse effect on our business, financial condition, and operating results.

If we are unable to develop additional solutions for mobile devices, or if users of these devices do not widely adopt our solutions, our business could be adversely affected.
           The number of people who access the internet through devices other than personal computers, including mobile telephones, personal digital assistants, smartphones, and handheld tablets or computers, has increased dramatically in the past few years and is projected to continue to increase. We have recently introduced our initial mobile applications for the iPad and iPhone, BlackBerry, and Android smartphones to access files stored on our systems. However, these initial applications have not achieved widespread adoption. In addition, people are increasingly using their mobile devices to create and store data and other content that is important to them. We have not launched any version of our service that will back up data stored on these devices. If one or more of our competitors were to launch such a service, or if we were to be unsuccessful in an attempt to launch such a service, our competitive position could be materially harmed. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our solutions for use on these mobile devices, and we may need to devote significant resources to the creation, support, and maintenance of such services, which could adversely affect our operating results.
If we are unable to expand our base of SMB customers, our business could be adversely affected.
     We recently introduced the first version of our backup solution targeted toward SMBs, which are generally companies that are too small to have a dedicated in-house IT staff. We are committing substantial resources to the expansion and increased marketing of our SMB offerings. If we are unable to market and sell our solutions to SMBs with competitive pricing and in a cost-effective manner, our ability to grow our revenue and achieve profitability will be harmed. We expect it will be more difficult and expensive to attract and retain SMB customers than consumers, because SMBs:
•	may have different or much more complex needs than those of individual consumers, such as archiving, version control, enhanced security requirements and other forms of encryption and authentication, which our solutions may not adequately address;

•	frequently cease operations due to the sale or failure of their business; and

•	are difficult to reach without using more expensive, targeted sales campaigns.
           In addition, SMBs frequently have limited budgets and are more likely to be significantly affected by economic downturns than larger, more established companies. As a result, they may choose to spend funds on items other than our solutions, particularly during difficult economic times. If we are unsuccessful in meeting the needs of potential SMB customers, it could adversely affect our future growth and operating results.
If we are unable to improve market recognition of and loyalty to our brand, or if our reputation were to be harmed, we could lose customers or fail to increase the number of our customers, which could harm our revenue, operating results, and financial condition.
           Given our consumer and SMB market focus, maintaining and enhancing the Carbonite brand is critical to our success. We believe that the importance of brand recognition and loyalty will increase in light of increasing competition in our markets. We plan to continue investing substantial resources to promote our brand, both domestically and internationally, but there is no guarantee that our brand development strategies will enhance the recognition of our brand. Some of our existing and potential competitors have well-established brands with greater recognition than we have. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain customers may be adversely affected. In addition, even if our brand recognition and loyalty increases, this may not result in increased use of our solutions or higher revenue.
           Our offerings, as well as those of our competitors, are regularly reviewed in computer and business publications. Negative reviews, or reviews in which our competitors’ products and services are rated more highly than our solutions, could negatively affect our brand and reputation. From time-to-time, our customers express dissatisfaction with our solutions, including, among other things, dissatisfaction with our customer support, our billing policies, our handling of personal data, and the way our solutions operate. If we do not handle customer complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence, and they may choose not to renew their subscriptions. In addition, many of our customers participate in online blogs about computers and internet services, including our solutions, and our success depends in part on our ability to generate positive customer feedback through such online channels where consumers seek and share information. If actions we take or changes we make to our solutions upset these customers, their blogging could negatively affect our brand and reputation. Complaints or negative publicity about our solutions or billing practices could adversely impact our ability to attract and retain customers and our business, financial condition, and operating results.
The termination of our relationship with any major credit card company would have a severe, negative impact on our ability to collect revenue from customers. Increases in credit card processing fees would increase our operating expenses and adversely affect our operating results.
           Substantially all of our customers purchase our solutions online with credit cards, and our business depends upon our ability to offer credit card payment options. The termination of our ability to process payments on any major credit card would significantly impair our ability to operate our business and significantly increase our administrative costs related to customer payment processing. If we fail to maintain our compliance with the data protection and documentation standards adopted by the major credit card issuers and applicable to us, these issuers could terminate their agreements with us, and we could lose our ability to offer our customers a credit card payment option. If these issuers increase their credit card processing fees because we experience excessive chargebacks or refunds or for other reasons, it could adversely affect our business and operating results.
Any significant disruption in service on our websites or in our computer systems could damage our reputation and result in a loss of customers, which would harm our business and operating results.
           Our brand, reputation, and ability to attract, retain and serve our customers are dependent upon the reliable performance of our websites, network infrastructure and payment systems, and our customers’ ability to readily access their stored files. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down our websites’ performance and our customers’ ability to access their stored files, or made our websites and infrastructure inaccessible, and we may experience interruptions in the future. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our websites and infrastructure and prevent us from being able to continuously back up our customers’ data or our customers from accessing their data. In addition, prolonged delays or unforeseen difficulties in connection with adding storage capacity or upgrading our network architecture when required may cause our service quality to suffer. While we believe that there are alternative suppliers who could meet our needs, we currently depend primarily on one provider of disk storage systems for our data centers. Problems with the reliability or security of our systems could harm our reputation. Damage to our reputation and the cost of remedying these problems could negatively affect our business, financial condition, and operating results.

           Our systems provide redundancy at the disk level, but do not keep separate, redundant copies of backed up customer files. Instead, we rely on the fact that our customers, in effect, back up our system by maintaining the primary instance of their files. We do not intend to create redundant backup sites for our solutions. As such, a total failure of our systems, or the failure of any of our systems, could result in the loss of or a temporary inability to back up our customers’ data and result in our customers being unable to access their stored files. If one of our data centers fails at the same time that our customers’ computers fail, we would be unable to provide backed up copies of their data. If this were to occur, our reputation could be compromised and we could be subject to liability to the customers that were affected.
           Our data centers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events. As all of our data facilities are located in a single metropolitan area, we may be more susceptible to the risk that a single event could significantly harm the operations of these facilities. The occurrence of a natural disaster, power failure or an act of terrorism, vandalism or other misconduct, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services. The occurrence of any of the foregoing events could damage our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, that may result from interruptions in our service as a result of system failures.
We depend on data centers operated by third parties and any disruption in the operation of these facilities could adversely affect our business.
           We host our services and serve all of our customers from our network servers, which are located in data center facilities operated by third parties. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. Our data center leases expire at various times between August 2013 and August 2015, and a separate data center hosting arrangement is cancellable by us upon 120 days’ notice. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer our servers to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. We are in the process of relocating one of our data centers to a new facility, including relocation of certain of our existing servers, and we will incur additional costs in connection with this transition. Any operational difficulties or disruptions we experience in connection with this transition could adversely affect our reputation and operating results.
           Problems faced by our third-party data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data centers operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, or other performance problems with our services could harm our reputation and may damage our customers’ stored files. Interruptions in our services might reduce our revenue, cause us to issue refunds to customers, subject us to potential liability, or harm our renewal rates.

If the security of our customers’ confidential information stored in our systems is breached or their stored files are otherwise subjected to unauthorized access, our reputation and business may be harmed, and we may be exposed to liability.
           Our customers rely on our online system to store digital copies of their files, including financial records, business information, photos, and other personally meaningful content. We also store credit card information and other personal information about our customers. A breach of our network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ stored files could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of customers to provide us with their credit card or payment information, an unwillingness of our customers to use our solutions, harm to our reputation and brand, loss of our ability to accept and process customer credit card orders, and time-consuming and expensive litigation. Third parties may be able to circumvent our security by deploying viruses, worms, and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks. Further, outside parties may attempt to fraudulently induce employees to disclose sensitive information in order to gain access to our information or our customers’ information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world. As a result, we may be unable to proactively address these techniques or to implement adequate preventative or reactionary measures. In addition, employee error, malfeasance, or other errors in the storage, use, or transmission of personal information could result in a breach of customer or employee privacy.
           Many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and could cause the loss of customers. Similarly, if a well-publicized breach of data security at any other online backup service provider or other major consumer website were to occur, there could be a general public loss of confidence in the use of the internet for online backup services or commercial transactions generally. Any of these events could have material adverse effects on our business, financial condition, and operating results.
We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.
           We receive, store, and process personal information and other customer data. There are numerous federal, state, local, and foreign laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules. We generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Our customers may also accidentally disclose their passwords or store them on a mobile device which is lost or stolen, creating the perception that our systems are not secure against third party access. Additionally, if third parties we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of our customers’ data, or regarding the manner in which the express or implied consent of customers for the use and disclosure of such data is obtained, could require us to modify our services and features, possibly in a material manner, and may limit our ability to develop new services and features that make use of the data that our customers voluntarily share with us.
We may not be able to respond to rapid technological changes with new solutions, which could have a material adverse effect on our operating results.
           The online backup market is characterized by rapid technological change and frequent new product and service introductions. Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing solutions, introduce new features and products and sell into new markets. Customers may require features and capabilities that our current solutions do not have. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and create or increase demand for our solutions, and may adversely impact our operating results.
           The introduction of new services by competitors or the development of entirely new technologies to replace existing offerings could make our solutions obsolete or adversely affect our business and operating results. In addition, any new markets or countries into which we attempt to sell our solutions may not be receptive. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new solutions and enhancements. We have in the past experienced delays in the planned release dates of new features and upgrades, and have discovered defects in new solutions after their introduction. There can be no assurance that new solutions or upgrades will be released according to schedule, or that when released they will not contain defects. Either of these situations could result in adverse publicity, loss of revenue, delay in market acceptance, or claims by customers brought against us, all of which could have a material adverse effect on our reputation, business, operating results, and financial condition. Moreover, upgrades and enhancements to our solutions may require substantial investment and we have no assurance that such investments will be successful. If customers do not widely adopt enhancements to our solutions, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire enhancements to our existing solutions on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business, operating results, and financial condition may be adversely affected.
Our quarterly operating results have fluctuated in the past and may continue to do so in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.
     Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. The following factors, among others, could cause fluctuations in our quarterly operating results or guidance:

•	our ability to attract new customers and retain existing customers;

•	our ability to accurately forecast revenue and appropriately plan our expenses;

•	our ability to introduce new solutions;

•	the actions of our competitors, including pricing changes or the introduction of new products;

•	our ability to effectively manage our growth;

•	the mix of annual and multi-year subscriptions at any given time;

•	seasonal variations or other cyclicality in the demand for our solutions, including the purchasing and budgeting cycles of our SMB customers;

•	the timing and cost of advertising and marketing efforts;

•	the timing and cost of developing or acquiring technologies, services, or businesses;

•	the timing, operating cost, and capital expenditures related to the operation, maintenance, and expansion of our business;

•	service outages or security breaches and any related impact on our reputation;

•	our ability to successfully manage any future acquisitions of businesses, solutions, or technologies;

•	the impact of worldwide economic, industry, and market conditions and those conditions specific to internet usage and online businesses;

•	costs associated with defending intellectual property infringement and other claims; and

•	changes in government regulation affecting our business.
           We believe that our quarterly revenue and operating results may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.
           Seasonal variations in our business may also cause fluctuations in our financial results. For example, we generally spend more on advertising during the first and third quarters of each year to capitalize on lower advertising rates in these periods and increased sales of devices that create or store data during post-holiday and back to school periods and our bookings tend to be higher in these periods. While we believe that these seasonal trends have affected and will continue to affect our quarterly results, our trajectory of rapid growth may have overshadowed these effects to date. We believe that our business may become more seasonal in the future as our growth rate slows, and that such seasonal variations in advertising expenditures and customer purchasing patterns may result in fluctuations in our financial results.
Growth may place significant demands on our management and our infrastructure.
           We have experienced substantial growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope, and complexity, we will need to improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of customers. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our customers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, and recruit, train, and retain highly skilled personnel. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, operating results, and financial condition could be harmed.

We may expand by acquiring or investing in other companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.
          We may in the future acquire complementary products, services, technologies, or businesses. For example, in June 2011, we acquired substantially all of the assets of Phanfare, Inc., a privately-held provider of photo sharing services, for $2 million in cash and the assumption of certain liabilities. We also may enter into relationships with other businesses to expand our portfolio of solutions or our ability to provide our solutions in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. We do not have experience with integrating and managing acquired businesses or assets. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.
          An acquisition, investment, or new business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the company’s software is not easily adapted to be compatible with ours, or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities, including litigation against the companies we may acquire. For one or more of those transactions, we may:
•	issue additional equity securities that would dilute our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay or that may place burdensome restrictions on our operations;

•	incur large charges or substantial liabilities; or

•	become subject to adverse tax consequences, or substantial depreciation, deferred compensation or other acquisition-related accounting charges.
          Any of these risks could harm our business and operating results.
The loss of one or more of our key personnel, or our failure to attract, integrate, and retain other highly qualified personnel, could harm our business.
          We depend on the continued service and performance of our key personnel, including David Friend, our President and Chief Executive Officer, and Jeffry Flowers, our Chief Architect. We do not have long-term employment agreements with any of our officers or key employees. In addition, many of our key technologies and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, product development, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In addition, several of our key personnel have only recently been employed by us, and we are still in the process of integrating these personnel into our operations. Our failure to successfully integrate these key employees into our business could adversely affect our business.
          To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. In addition, employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be severely harmed.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
          We believe that our corporate culture has been a key contributor to our success. If we do not continue to develop our corporate culture as we grow and evolve, including maintaining our culture of transparency with our employees, it could harm our ability to foster the innovation, creativity, and teamwork we believe that we need to support our growth. As our organization grows and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success. In addition, our recently completed initial public offering could create disparities of wealth among our employees, which could adversely impact relations among employees and our corporate culture in general.
Our operating results may be harmed if we are required to collect sales or other related taxes for our subscription services in jurisdictions where we have not historically done so.
          We do not believe we are required to collect sales, use, or other similar taxes from our customers. However, one or more states or countries may seek to impose sales, use, or other tax collection obligations on us, including for past sales by us or our resellers and other partners. A successful assertion by a state, country, or other jurisdiction that we should have or should be collecting sales, use, or other taxes on our services could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage customers from purchasing our services, or otherwise harm our business and operating results.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
          As of December 31, 2010, we had federal net operating loss carryforwards, or NOLs, of $72.8 million available to offset future taxable income, which expire in various years through 2031 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income.

          Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. We believe that, as a result of prior or future issuances of our capital stock, including our initial public offering, it is possible that such a change in our ownership has occurred or will occur. If such a change in our ownership has occurred or occurs, our ability to use our NOLs in any future periods may be substantially limited. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results and the market price of our common stock.
Any expenses or liability resulting from litigation could adversely affect our operating results and financial condition.
          From time to time, we may be subject to claims or litigation, including intellectual property litigation as described elsewhere in this Quarterly Report on Form 10-Q. Any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our services, require us to refund subscription fees, or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our operating results and could require us to pay significant monetary damages. In addition, we receive and must respond on a periodic basis to subpoenas from law enforcement agencies seeking copies of a customer’s data stored on our servers in connection with criminal investigations. While we have in place a procedure to respond to such subpoenas, any failure on our part to properly respond to such subpoena requests could expose us to litigation or other proceedings and adversely affect our business, financial condition, and operating results.
Our success depends on our customers’ continued high-speed access to the internet and the continued reliability of the internet infrastructure.
          Our business depends on our customers’ high-speed access to the internet, as well as the continued maintenance and development of the internet infrastructure. The future delivery of our solutions will depend on third party internet service providers to expand high-speed internet access, to maintain a reliable network with the necessary speed, data capacity and security, and to develop complementary products and services, including high-speed modems, for providing reliable and timely internet access and services. All of these factors are out of our control. To the extent that the internet continues to experience an increased number of users, frequency of use, or bandwidth requirements, the internet may become congested and be unable to support the demands placed on it, and its performance or reliability may decline. Any internet outages or delays could adversely affect our ability to provide services to our customers.
Our business may be significantly impacted by a change in the economy, including any resulting effect on consumer spending.
          Our business may be affected by changes in the economy generally, including any resulting effect on consumer spending. Our services are discretionary purchases, and our customers may reduce their discretionary spending on our services during an economic downturn. Although we have not yet experienced a material reduction in subscription renewals, we may experience such a reduction in the future, especially in the event of a prolonged recessionary period. Conversely, media prices may increase in a period of economic growth, which could significantly increase our marketing and advertising expenses. As a result, our business, financial condition, and operating results may be significantly affected by changes in the economy generally.

We face many risks associated with our plans to expand internationally, which could harm our business, financial condition, and operating results.
          We anticipate that our efforts to expand internationally will entail the marketing and advertising of our services and brand and the development of localized websites. We do not have substantial experience in selling our solutions in international markets or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we must invest significant resources in order to do so. We may not succeed in these efforts or achieve our customer acquisition or other goals. For some international markets, customer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional subscription model to provide online backup and related services to customers. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings, and therefore may not be profitable on a sustained basis, if at all.
          In addition, conducting international operations subjects us to new risks that we have not generally faced in the U.S. These risks include:
•	localization of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	lack of experience in other geographic markets;

•	strong local competitors;

•	cost and burden of complying with, lack of familiarity with, and unexpected changes in foreign legal and regulatory requirements, including consumer and data privacy laws;

•	difficulties in managing and staffing international operations;

•	fluctuations in currency exchange rates or restrictions on foreign currency;

•	potentially adverse tax consequences, including the complexities of transfer pricing, foreign value added or other tax systems, double taxation and restrictions and/or taxes on the repatriation of earnings;

•	dependence on third parties, including channel partners with whom we do not have extensive experience;

•	compliance with the Foreign Corrupt Practices Act, economic sanction laws and regulations, export controls, and other U.S. laws and regulations regarding international business operations;

•	increased financial accounting and reporting burdens and complexities;

•	political, social, and economic instability abroad, terrorist attacks, and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.
          Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.
          Our software contains encryption technologies, certain types of which are subject to U.S. and foreign export control regulations and, in some foreign countries, restrictions on importation and/or use. Any failure on our part to comply with encryption or other applicable export control requirements could result in financial penalties or other sanctions under the U.S. export regulations, including restrictions on future export activities, which could harm our business and operating results. Regulatory restrictions could impair our access to technologies that we seek for improving our solutions and may also limit or reduce the demand for our solutions outside of the U.S.
We may not be able to maintain control of our business in China.
          The government of the People’s Republic of China, or PRC, restricts foreign investment in internet and online advertising businesses. Accordingly, we intend to operate our online backup business in China through an affiliated entity in China owned by an individual designated by us. The individual stockholder of the entity will be a PRC citizen. We expect to enter into contractual arrangements with our affiliated entity and its individual stockholder that are intended to protect our technologies and business. While we have not yet established these contractual arrangements, we anticipate that we will loan funds to the designated individual to enable the individual to form the affiliated entity and obtain any necessary licenses, including an Internet Content Provider, or ICP, license. We expect that this loan would be secured by the capital stock of the affiliated entity, and that the designated individual stockholder would grant us the contractual right to exercise his rights as the sole stockholder of the affiliated entity. We cannot assure you, however, that we will be able to enforce these contracts. We will have no equity ownership interest in the affiliated entity and will rely on contractual arrangements with the entity and the designated individual stockholder to control and operate the entity. These contractual arrangements may not be as effective in providing control over the affiliated entity as direct ownership. For example, the entity could fail to take actions required for, or beneficial to, our business or fail to maintain our websites despite its contractual obligations to do so. In addition, we cannot assure you that the individual shareholder of the affiliated entity would always act in our best interests. If the affiliated entity or its individual stockholder fail to perform their obligations under their respective agreements with us, we may need to engage in litigation in China to enforce our rights, which may be time-consuming and costly, divert management resources, or have other adverse effects on our business, and we may not be successful in enforcing our rights. In addition, since the affiliated entity has not yet been formed, it has not begun the process of seeking an ICP license, and we cannot assure you that the affiliated entity will be able to be formed and obtain an ICP license on a timely basis, if at all. Any delay or failure in the affiliated entity obtaining an ICP license could delay or prevent us from operating our online backup business in China, and we would be unable to recover any costs we incur in attempting to establish our business in China.
     The laws and regulations governing our business or the enforcement and performance of our proposed contractual arrangements with our affiliated Chinese entity and the designated individual stockholder are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. New laws and regulations that affect our business may also be applied retroactively. We cannot assure you that the PRC government would agree that the operating arrangements comply with PRC licensing, registration, or other regulatory requirements, with existing policies, or with requirements or policies that may be adopted in the future. For example, in September 2011, the PRC Ministry of Commerce stated that the relevant departments of the PRC government are jointly considering additional regulation of the type of investment structure that we intend to use, which is based on the approach used by other non-PRC companies with respect to their conduct of businesses that require an ICP license. If the PRC government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenue, block our websites, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. In addition, since the PRC historically has not protected intellectual property to the same extent as the United States, by operating in the PRC we may face an increased risk of infringement of our intellectual property by third parties.

Risks Related to Intellectual Property
Assertions by a third party that our solutions infringe its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or expensive licenses. We are currently a defendant in a lawsuit alleging patent infringement.
          There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. Many companies are devoting significant resources to obtaining patents that could affect many aspects of our business. Third parties may claim that our technologies or solutions infringe or otherwise violate their patents or other intellectual property rights. As we face increasing competition and become increasingly visible as a publicly-traded company, or if we become more successful, the possibility of new third party claims may increase.
          We have licensed proprietary technologies from third parties that we use in our technologies and business, and we cannot be certain that the owners’ rights in their technologies will not be challenged, invalidated, or circumvented. If we are forced to defend ourselves against intellectual property infringement claims, whether they have merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, limitations on our ability to use our current websites and technologies, and an inability to market or provide our solutions. As a result of any such claim, we may have to develop or acquire non-infringing technologies pay damages, enter into royalty or licensing agreements, cease providing certain services, adjust our marketing and advertising activities, or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us or at all.
          Furthermore, we may acquire proprietary technologies from third parties and may incorporate such technologies in our solutions. In addition to the general risks described above associated with intellectual property and other proprietary rights, we are subject to the additional risk that the seller of such technologies may not have appropriately created, maintained, or enforced such rights in such technology.
          In August 2010 Oasis Research, LLC, or Oasis Research, filed a lawsuit against us and several of our competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our online backup storage services and other companies’ products or services infringe certain of Oasis Research’s patents. Oasis Research seeks an award for damages in an unspecified amount. Oasis Research does not currently seek an injunction. We are not able to assess with certainty the outcome of this litigation or the amount or range of potential damages or future payments associated with this litigation at this time. However, any litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending this lawsuit or its resolution will not have a material adverse impact on our business, operations, financial condition, or cash flows. A trial date has been preliminarily set for late 2012.
Our success depends in large part on our ability to protect and enforce our intellectual property rights. If we are not able to adequately protect our intellectual property and proprietary technologies to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
     Our future success and competitive position depend in large part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. CARBONITE and the Carbonite logo are our registered trademarks in the U.S. and in certain other countries. We have filed trademark applications for additional marks in the U.S. and other countries. We cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We have 13 patent applications pending, and are in the process of filing additional patent applications. We cannot assure you that any patents will issue from any such patent applications, that patents that issue from such applications will give us the protection that we seek, or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.
          There can be no assurance that the steps we take will be adequate to protect our technologies and intellectual property, that our trademark and patent applications will lead to registered trademarks or issued patents, that others will not develop or patent similar or superior technologies, products, or services, or that our trademarks, patents, and other intellectual property will not be challenged, invalidated, or circumvented by others. Furthermore, effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our services are available or where we have employees or independent contractors. In addition, the legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in internet-related industries are uncertain and still evolving.
          The steps we have taken and will take may not prevent unauthorized use, reverse engineering, or misappropriation of our technologies and we may not be able to detect any of the foregoing. Others may independently develop technologies that are competitive to ours or infringe our intellectual property. Defending and enforcing our intellectual property rights may result in litigation, which can be costly and divert management attention and resources. Any such litigation may not be successful even if such rights have been infringed, and an adverse decision could limit the scope of such rights. If our efforts to protect our technologies and intellectual property are inadequate, the value of our brand and other intangible assets may be diminished and competitors may be able to mimic our solutions and methods of operations. Any of these events could have a material adverse effect on our business, financial condition, and operating results.
Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and proprietary information. Failure to protect our proprietary information could make it easier for third parties to compete with our solutions and harm our business.
          We have devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, licensees, independent contractors, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure or inability to obtain or maintain trade secret protection or otherwise protect our proprietary rights could adversely affect our business.

Our use of “open source” software could negatively affect our ability to sell our solutions and subject us to possible litigation.
          A portion of the technologies licensed by us to our customers incorporates so-called “open source” software, and we may incorporate open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. These licenses may subject us to certain unfavorable conditions, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make publicly available source code for modifications or derivative works we create based upon, incorporating, or using the open source software, and/or that we license such modifications or derivative works under the terms of the particular open source license. Additionally, if a third party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of such licensed software. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained the open source software, and required to comply with the foregoing conditions. Any of the foregoing could disrupt the distribution and sale of our solutions and harm our business.
We rely on third party software, including server software and licenses from third parties to use patented intellectual property, that is required to develop and provide our solutions.
          We rely on software licensed from third parties to develop and offer our solutions, including server software from Microsoft and other patented third-party technologies. In addition, we may need to obtain future licenses from third parties to use intellectual property associated with the development of our solutions, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software required for the development and maintenance of our solutions could result in delays in the provision of our solutions until equivalent technology is either developed by us, or, if available from others, is identified, obtained, and integrated, which could harm our business. Any errors or defects in third party software could result in errors or a failure of our solutions, which could harm our business.
If we are unable to protect our domain names, our reputation, brand, customer base, and revenue, as well as our business and operating results, could be adversely affected.
          We have registered domain names for websites, or URLs, that we use in our business, such as www.carbonite.com. If we are unable to maintain our rights in these domain names, our competitors or other third parties could capitalize on our brand recognition by using these domain names for their own benefit. In addition, although we own the Carbonite domain name under various global top level domains such as .com and .net, as well as under various country-specific domains, we might not be able to, or may choose not to, acquire or maintain other country-specific versions of the Carbonite domain name or other potentially similar URLs. Domain names similar to ours have already been registered in the U.S. and elsewhere, and our competitors or other third parties could capitalize on our brand recognition by using domain names similar to ours. The regulation of domain names in the U.S. and elsewhere is generally conducted by internet regulatory bodies and is subject to change. If we lose the ability to use a domain name in a particular country, we may be forced to either incur significant additional expenses to market our solutions within that country, including the development of a new brand and the creation of new promotional materials, or elect not to sell our solutions in that country. Either result could substantially harm our business and operating results. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the name Carbonite in all of the countries in which we currently conduct or intend to conduct business. Further, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies among jurisdictions and is unclear in some jurisdictions. We may be unable to prevent third parties from acquiring and using domain names that infringe, are similar to, or otherwise decrease the value of, our brand or our trademarks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs, divert management attention, and not be decided favorably to us.
Material defects or errors in our software could harm our reputation, result in significant costs to us, and impair our ability to sell our solutions.
          The software applications underlying our solutions are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have from time to time found defects or errors in our solutions, and new defects or errors in our existing solutions may be detected in the future by us or our customers. The costs incurred in correcting such defects or errors may be substantial and could harm our operating results. In addition, we rely on hardware purchased or leased and software licensed from third parties to offer our solutions. Any defects in, or unavailability of, our or third party software or hardware that cause interruptions to the availability of our solutions could, among other things:
•	cause a reduction in revenue or delay in market acceptance of our solutions;

•	require us to issue refunds to our customers or expose us to claims for damages;

•	cause us to lose existing customers and make it more difficult to attract new customers;

•	divert our development resources or require us to make extensive changes to our solutions or software, which would increase our expenses;

•	increase our technical support costs; and

•	harm our reputation and brand.
Risks Related to Ownership of our Common Stock
Our stock price may be volatile due to fluctuations in our operating results and other factors, each of which could our stock price to decline.
          Shares of our common stock were sold in our initial public offering in August 2011 at a price of $10.00 per shares, and our common stock has subsequently traded as high as $21.10. An active, liquid, and orderly market for our common stock may not be developed or sustained, which could depress the trading price of our common stock. The market price for shares of our common stock could be subject to significant fluctuations in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price for shares of our common stock to fluctuate include:
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	actual or anticipated fluctuations in our key operating metrics, financial condition, and operating results;

•	loss of existing customers or inability to attract new customers;

•	actual or anticipated changes in our growth rate;

•	announcements of technological innovations or new offerings by us or our competitors;

•	our announcement of actual results for a fiscal period that are lower than projected or expected or our announcement of revenue or earnings guidance that is lower than expected;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our solutions to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products or services;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant products or services, contracts, acquisitions, or strategic alliances;

•	regulatory developments in the U.S. or foreign countries;

•	actual or threatened litigation involving us or our industry;

•	additions or departures of key personnel;

•	general perception of the future of the online backup market or our solutions;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	sales of our shares of common stock by us or our stockholders; and

•	changes in general economic, industry, and market conditions.
          In addition, the stock market in general, and the market for internet-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources, and harm our business, operating results, and financial condition. In addition, recent fluctuations in the financial and capital markets have resulted in volatility in securities prices.
If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business, and investors’ views of us.
          Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. As part of our process of documenting and testing our internal control over financial reporting, we may identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our solutions to new and existing customers.
Our failure to raise additional capital or generate the cash flows necessary to expand our operations and invest in our business could reduce our ability to compete successfully.
     Although we currently anticipate that our available funds, including the net proceeds of our initial public offering and our available bank line of credit, will be sufficient to meet our cash needs for at least the next 12 months, we may require additional financing in the future. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. If we need to raise additional funds, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
•	develop or enhance our solutions;

•	continue to expand our development, sales, and marketing organizations;

•	acquire complementary technologies, products, or businesses;

•	expand our operations in the U.S. or internationally;

•	hire, train, and retain employees;

•	respond to competitive pressures or unanticipated working capital requirements; or

•	continue our operations.
A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
          Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. Approximately 17,900,000 million shares of our common stock may be sold, subject to applicable volume and other limitations under federal securities laws, by stockholders upon expiration, in February 2012, of lock-up agreements entered into with the underwriters of our initial public offering. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period. In August 2011, we filed a Form S-8 under the Securities Act registering 5,177,658 shares of our common stock for issuance under our equity incentive plans. These shares may be sold in the public market upon issuance, subject to the terms of lock-up agreements and other contractual restrictions. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
          We also may issue shares of our common stock or securities convertible into our common stock from time to time in connection with financing, acquisition, investment, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
Our directors, executive officers, and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.
          Our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates hold a majority of our outstanding shares of common stock and have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control or influence the management and affairs of our company. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in corporate control.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
          The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Our management will continue to have broad discretion over the use of the proceeds we received in our initial public offering and might not apply the proceeds in ways that increase the value of your investment.
          Our management will continue to have broad discretion to use our net proceeds from our initial public offering, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply these proceeds in ways that increase the value of your investment. We intend to use the net proceeds to us from the initial public offering primarily for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters, and capital expenditures. We may also use a portion of the net proceeds to acquire, invest in, or obtain rights to complementary technologies, solutions, or businesses. Until we use the net proceeds to us from the initial public offering, we plan to invest them, and these investments may not yield a favorable rate of return. If we do not invest or apply the net proceeds from the initial public offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.
We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
          We have never declared or paid any cash dividends on our common stock and do not intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth and continuing operations. In addition, the provisions of our revolving credit facility prohibit us from paying cash dividends. Therefore, you are not likely to receive any dividends on your shares of common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. Our common stock may not appreciate in value or even maintain the price at which our stockholders have purchased their shares.
Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
          Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:
•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	controlling the procedures for the conduct and scheduling of stockholder meetings;

•	providing the board of directors with the express power to postpone previously scheduled annual meetings of stockholders and to cancel previously scheduled special meetings of stockholders;

•	providing that directors may be removed prior to the expiration of their terms by stockholders only for cause; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.
          These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.
          As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our amended and restated certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
          During the period between July 1, 2011 and August 17, 2011 (the date of the filing of our registration statement on Form S-8, File No. 333-176373), we issued options to purchase 186,750 shares of our common stock at an exercise price of $10.00 per share. During this same period, we issued an aggregate of 66,194 shares of common stock that were not registered under the Securities Act to our directors, officers, employees, and consultants pursuant to exercise of stock options for cash consideration with aggregate exercise proceeds of $87,907.

These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act. The recipients of these shares of commons stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate legends were affixed to the share book entry records issued in these transactions. All recipients had adequate access, through their relationship with us, to information about us.
          On August 10, 2011, our registration statement on Form S-1 (File No. 333-174139) was declared effective for our initial public offering. On August 16, 2011, we closed our initial public offering of 7,187,500 shares of common stock at an offering price of $10.00 per share, of which 6,303,973 shares were sold by us, including 937,500 shares pursuant to the underwriters’ option to purchase additional shares, and 883,527 shares were sold by selling stockholders. The underwriters of the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, William Blair & Company, L.L.C., Canaccord Genuity Inc., Oppenheimer & Co. Inc., and Pacific Crest Securities Inc. Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated.
          As a result of the offering, including the underwriters’ option to purchase additional shares, we received net proceeds of approximately $55.7 million, after deducting total expenses of approximately $7.3 million, consisting of underwriting discounts and commissions of approximately $4.4 million and offering-related expenses of approximately $2.9 million. None of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates, to person owning 10% or more of our common stock, or to any of our affiliates.
          The net proceeds to us from our initial public offering have been invested in money market accounts.
          There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act.
ITEM 6. EXHIBITS
Exhibits

3.1	Amended and Restated Certificate of Incorporation of Carbonite, Inc.

3.2(1)	Amended and Restated By-Laws of Carbonite, Inc.

10.1#	Offer Letter with Oussama El-Hilali, dated as of August 11, 2011.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.2 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 13, 2011, and incorporated herein by reference.

#	Indicates a management contract or compensatory plan.

*	These certificates are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language in any filings.

+	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.
Dated: November 10, 2011	By:	/s/ David Friend
David Friend
Chief Executive Officer

Dated: November 10, 2011	By:	/s/ Andrew P. Keenan
Andrew P. Keenan
Chief Financial Officer