Form 10-K
period 2011-12-31
Carbonite Inc
filed 2012-03-07
CIK 1340127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-35264

CARBONITE, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1111329
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

177 Huntington Avenue Boston, Massachusetts	02115
(Address of principal executive offices)	(Zip Code)

(617) 587-1100

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities Registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2011, the last business day of the registrant’s most recently completed second quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on The NASDAQ Global Market on August 11, 2011.

As of March 1, 2012, there were 25,243,178 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARBONITE, INC.

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”), including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential,” and similar expressions, as well as the negatives thereof, as they relate to us, our business, our management, and our industry, are intended to identify forward-looking statements. In light of risks and uncertainties discussed in this Annual Report, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Important factors that could cause such differences include, but are not limited to:

•	our ability to accurately forecast revenue and appropriately plan our expenses and working capital requirements;

•	our ability to generate additional revenue;

•	our ability to retain existing customers and attract new customers;

•	our ability to protect our customers’ stored files and adequately address privacy concerns;

•	the impact of actual or threatened litigation, including intellectual property infringement claims, involving us or our industry;

•	the impact of increased competition in our business;

•	interruptions in service and any related impact on our reputation;

•	our ability to maintain, protect, and enhance our brand; and

•	other risk factors included under “Risk Factors” in this prospectus.

Forward-looking statements speak only as of the date of this Annual Report. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. In addition, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Unless otherwise indicated, information contained in this Annual Report concerning our industry and the market in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on such data, and on our knowledge of the markets for our solutions. Such data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate, whether made by us or by third parties, are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

ITEM 1.	BUSINESS

Overview

Carbonite, Inc. (together with its subsidiaries, “Carbonite,” the “Company,” “our,” “we,” or “us”) was incorporated on February 10, 2005 and is a Delaware corporation. We are a leading provider of online backup solutions for consumers and small and medium sized businesses, or SMBs. We provide easy-to-use, affordable, unlimited, and secure online backup solutions with anytime, anywhere access to files stored on our servers, which we call the Carbonite Personal Cloud. We believe that we are the best known brand in the online backup market.

We founded Carbonite on one simple idea: all computers need to be backed up, and in this always-connected and highly-mobile world, online backup is the ideal approach. Our “set and forget” automated solution requires little effort and protects our customers’ stored files even if their computers are lost, stolen, or destroyed.

Our backup solutions work quietly in the background, automatically and continuously uploading encrypted copies of our customers’ files to the Carbonite Personal Cloud. Our customers can browse and share their photos, videos, and documents anytime, anywhere using a web browser or our free iPad, iPhone, BlackBerry, and Android apps. Our historical consumer offering, re-branded as Carbonite Home, continues to include unlimited online backup for an annual flat fee of $59. Carbonite HomePlus provides customers with additional backup and restore features for external hard drives for an annual flat fee of $99. Carbonite HomePremier further includes automatic online backup for video files as well as a recovery-by-mail feature for an annual flat fee of $149. Our SMB offerings, Carbonite Business and Carbonite BusinessPremier, include features designed for multiple computers and users, enabling SMBs to easily install and use Carbonite backup without the help of a professional IT staff.

As of December 31, 2011, we had subscribers in more than 100 countries, with subscribers based in the U.S. representing 94% of our total revenue for 2011. Since 2005, we have backed up over 180 billion files and have restored over 13 billion files that might otherwise have been permanently lost. We currently back up an average of more than 300 million files each day.

We have developed a highly predictable subscription revenue model, with a consistently high customer retention rate and a scalable infrastructure to support our growth. We generated revenue of $60.5 million in 2011. We continue to invest heavily in customer acquisition, principally through advertising, and as a result we recorded a net loss of $23.5 million in 2011. Our bookings have grown from $32.9 million in 2009 to $80.9 million in 2011. For a reconciliation of bookings to revenue for the last five years, see “Selected Consolidated Financial and Other Data.”

Industry Trends

We believe that a decade from now nearly every device that creates or stores data, including desktop and laptop computers, tablets, smartphones, and digital cameras, will be backed up over the internet. Online backup is gaining increasing acceptance as the best way to store copies of valuable data off-premise, where they are safe from equipment failure, theft, loss, viruses, and accidental deletion.

Several trends are helping to fuel the growth of the online backup industry:

Your life is on your computer. Computers and mobile devices have transformed the way people work, communicate, and lead their daily personal and professional lives. People store a plethora of information on their computers and mobile devices, from photos, music, videos, and school work, to financial records, correspondence, passwords, work files, and tax returns. These files could be permanently destroyed due to equipment failure, theft, loss, viruses, and accidental deletions. Often these files are accumulated over time and are irreplaceable, making their loss devastating for the owner.

The number of data-creating devices is growing rapidly. Today, there are billions of computers and other electronics devices worldwide. According to IDC*, an independent research firm, over two billion devices, including 146 million desktops, 209 million notebooks, 38 million netbooks, 303 million smartphones, and 1.4 billion mobile phones, were shipped in 2010 alone. These devices are becoming increasingly powerful, with capabilities such as camera, bluetooth, wi-fi, 3-D video, and high definition, enabling users to create and consume high quality multimedia content and leading to an exponential increase in created and stored content.

Shift to laptop computers. The market shift to laptops continues to accelerate. According to IDC, in 2010, 247 million notebooks and netbooks were shipped worldwide compared to 146 million desktop computers. By 2014, notebook and netbook shipments are projected to be 439 million units compared to 154 million desktop units, according to IDC. Laptop users need a backup solution that works anywhere and that does not require external hardware.

Proliferation of broadband connections. Today, fixed and mobile broadband connections are available nearly everywhere – homes, offices, hotels, airports, public spaces, coffee shops, and other locations. Wireless 3G and 4G networks provide mobile broadband throughout the developed world. Based on data from the OECD*, the percentage of fixed broadband subscribers in the OECD countries, which include U.S., Canada, Mexico, Australia, New Zealand, Korea, Japan and many European countries, has grown from approximately 2.9% in 2001 to over 25.1% in the first half of 2011, greatly expanding the potential market for online backup. The OECD also estimates that as of June 2011, there were approximately 900 million fixed and mobile broadband subscribers in the OECD countries.

Smartphones and tablets drive demand for anytime, anywhere access. The growing popularity of smartphones, tablet computers, and other mobile devices is driving the demand for instant access to information regardless of a user’s location. According to IDC, smartphone and tablet shipments were expected to grow by 49% and 170%, respectively, in 2011.

Plummeting storage and bandwidth costs. The cost of providing online backup is highly dependent on the cost of storage and bandwidth. The cost of a gigabyte of capacity-optimized storage has fallen from approximately $5.35 in 2005 to approximately $0.92 in 2011, a decline of 82.8%, according to IDC. IDC forecasts a further decline in these storage costs at a rate of 25% to 30% annually to approximately $0.28 in 2015. In 2005, the average wholesale cost of bandwidth was approximately $75 per megabits per second (Mbps) as compared to $5 per Mbps in 2010, according to an August 2010 study done by DrPeering International. This study projects that the wholesale cost of bandwidth will further decline to approximately $0.94 per Mbps by 2014.

There are multiple alternatives currently available for backing up data, such as external hard disk drives, flash memory drives, CDs, DVDs, and tape backup drives. However, these traditional alternatives are limited by drive capacity, cumbersome to scale, prone to failure, not secure, and not accessible from a remote location. Traditional hardware solutions for storing data have the following limitations:

*	The IDC information was derived from reports dated October and December 2010 and March and April 2011. The OECD information was accessed on February 24, 2011 at www.oecd.org/sti/ict/broadband.

Limitation	Key Problems

Limited Capacity	• Users must select which files to back up • Cumbersome to add incremental capacity

Susceptible to failure	• Unable to protect files in the event of equipment failure, theft, loss, viruses, and accidental deletions

Overly complex	• Time consuming and labor intensive to manually manage backup • Confusing software and processes

Lack of mobile access	• Do not provide anytime, anywhere access from computers, smartphones, tablets, and other mobile devices

As a result of theses limitations, consumers and SMBs are increasingly searching for simple, affordable solutions that provide reliable and secure online backup and anytime, anywhere access to their stored files. We believe that online backup effectively addresses the limitations of traditional solutions and will be the predominant backup solution in the future.

Our Solution

We provide online backup solutions for consumers and SMBs. We believe that our customers buy our solutions because they are easy to use, affordable, and secure, and provide anytime, anywhere access to their stored files. We make it easy for customers to restore their files and we provide high quality customer support to those customers who need assistance.

We believe that our solution provides the following benefits to all of our customers:

Easy to install and use. We offer our customers automatic backup, eliminating the need to manually pick and choose which files to back up. Installation requires just an email address and password. Once installed, our “set and forget” solution works continuously in the background backing up new and changed files.

Easy to restore files. In the event of data loss, our restore wizard guides customers through the process of restoring their files. If customers accidentally delete or overwrite files on their computers, they can quickly restore them from any computer with an internet connection.

Anytime, anywhere access. We enable customers to access stored files from the Carbonite Personal Cloud anytime, anywhere using a web browser or one of our free iPad, iPhone, BlackBerry, or Android apps. Customers can browse their photos, play music and videos, and view documents, spreadsheets and presentations. Unlike traditional remote desktop applications, we allow our customers to access their stored files even if their computers are turned off, lost, stolen, or destroyed.

Affordability. We believe that we were one of the first companies to offer consumers unlimited online backup for a fixed price. Our Carbonite Home subscription costs $59 for one year, with discounts for multi-year plans. Our SMB solutions allows for an unlimited number of users, with tiered pricing based on the total amount of data backed up.

Security. We encrypt all of our customers’ files before they are transmitted to our data centers, guarding against unauthorized access to backed-up files and ensuring a high level of data security. In addition, we employ state-of-the-art data center security measures intended to prevent intrusions.

Reliability. Our proprietary Carbonite Communications System and Carbonite File System manage our customers’ stored files and are designed to ensure high levels of reliability and accessibility.

Our Key Competitive Strengths

We believe that our key competitive strengths include the following:

Brand awareness. We believe that we have among the highest brand awareness in the online backup market. According to our research surveys, our unaided brand awareness is more than one and a half times that of our nearest competitor. According to our customer surveys, 83% of our consumer customers say that they have recommended Carbonite to friends and family. We promote our brand through our multi-channel marketing program, which in 2011 included advertising endorsements from 29 national radio talk show personalities. We also have a broad presence in television, online display advertising, print advertising, paid and natural search, and a large affiliate network.

Scale. Since 2005, we have backed up over 180 billion files, and we currently back up an average of more than 300 million files each day. We believe that our large scale infrastructure, built over the last six years, enables us to store additional files at lower incremental cost than our smaller competitors. In addition, we are able to purchase national advertising at advantageous rates, access advertising opportunities that may be unavailable to smaller businesses, and take advantage of sophisticated analytical marketing systems.

Optimized backup architecture. Our entire infrastructure is optimized for backup, which is a low transaction speed, high volume, write mostly application. We believe that our average storage costs per subscriber are lower than those realized by typical general purpose data center storage systems.

Comprehensive customer support. We believe that our U.S.-based customer support is more comprehensive than that offered by our primary competitors in the online backup market and aids in our customer retention. We provide free telephone, live chat, and email customer support in our basic subscription fee.

Significant intellectual property portfolio. We have a significant intellectual property portfolio relating to our online backup solutions. CARBONITE and the Carbonite logo are registered trademarks in the U.S. and in over 30 other countries, including countries in the European Union. We have also filed trademark applications for additional marks in the U.S. and other countries, including “Back it up. Get it Back”, “Because Your Life is On Your Computer”, the Carbonite Green Dot logo and Chinese character representations for Carbonite. In addition, we have one issued patent and 12 pending patent applications that cover both our technical infrastructure and our key usability and design concepts.

Our Offerings

We offer backup solutions to our customers with anytime, anywhere access to their stored files. We charge consumers a flat fee for one year of unlimited online backup at three different service levels, each with discounts for multi-year subscriptions. We offer SMB customers online backup for an unlimited number of computers for an annual flat fee based on the total amount of data backed up, with the option to purchase additional incremental storage capacity.

The following table sets forth key features of our Carbonite Home, Carbonite HomePlus, and Carbonite HomePremier consumer offerings:

	Carbonite Home	Carbonite HomePlus	Carbonite HomePremier
Number of computers	One per subscription
Supported operating systems	Windows, Mac	Windows
Pricing	$59/year; unlimited storage	$99/year; unlimited storage, external hard drive backup and restore	$149/year; unlimited storage, external hard drive backup and restore, automatic backup for video files, recovery-by-mail feature
Subscription Period	Annual or multi-year
Customer support	U.S.-based telephone, live chat, and email
Remote file access	Anytime, anywhere using a web browser or our free iPad, iPhone, Blackberry, or Android apps

The following table sets forth key features of our Carbonite Business and Carbonite BusinessPremier SMB offerings:

	Carbonite Business	Carbonite BusinessPremier
Number of computers	Unlimited
Supported operating systems	Windows	Windows and Windows Server
Pricing	$229/year; 250 GB of backup storage space	$599/year; 500 GB of backup storage space
Subscription Period	Annual
Customer support	U.S.-based telephone, live chat, and email
Remote file access	Anytime, anywhere using a web browser or our free iPad, iPhone, Blackberry, or Android apps

We use sophisticated encryption technology to ensure the privacy of our customers’ stored files. We encrypt files using a secure key before the files leave the customer’s computer and transmit the encrypted files over the internet to one of our secure data centers. Customers’ files remain encrypted on our servers to guard against unauthorized access. We employ outside security analysis firms, including anti-hacking specialists, to review and test our defenses and internal procedures.

Our Proprietary Server Software

At the core of our offerings is our proprietary server software designed specifically for online backup. The server software is comprised of two major components: the Carbonite Communications System (CCS) and the Carbonite File System (CFS). These components work together to move and store vast amounts of customer data – an average of over 300 million files every day. CCS moves customer data between our software installed on our customers’ computers and CFS running on our storage servers. CCS also balances loads across our server network. CFS manages the write-mostly database of stored files with the flexibility to operate on a wide variety of readily available third-party storage hardware.

We invest heavily in the development of our technologies. In 2011, 2010, and 2009, we spent $16.5 million, $10.9 million, and $6.2 million, respectively, on research and development. Our proprietary technologies are fundamental to our value proposition as they enable us to deliver the following benefits:

Scalability. We add storage capacity at the rate of approximately one petabyte every two weeks. CCS allows us to automatically balance processing and storage capacity across our large and expanding server network. CFS allows us to easily add storage capacity across multiple physical locations by automatically integrating new storage servers into our existing infrastructure.

Reliability. We designed CCS and CFS to eliminate all single points of failure. The modular design of these components uses well-defined protocols intended to ensure that our customers’ stored files are accurate and free from errors. CFS provides proprietary disk error detection for errors that can occur over years of storage. Our software also incorporates checks and balances to verify data integrity.

Cost effectiveness. Storage cost is the biggest component of our cost of revenue. CCS enables us to dynamically load balance among servers to allow higher overall utilization. CFS enables us to reduce storage costs by utilizing almost every block of physical disk space to store our customers’ files. We can choose the most cost-effective hardware solutions for our data centers because CFS allows us to operate in a heterogeneous hardware environment.

Marketing and Sales

Our marketing efforts are focused on three primary goals: building brand awareness, acquiring customers at a low cost, and retaining existing customers. Our advertising reinforces our brand image by emphasizing ease of use, affordability, security, reliability, and anytime, anywhere access to stored files. We use television and radio advertising, online display advertising, print advertising, paid search, direct marketing, and affiliate marketing. Our public relations efforts include engaging the traditional press, new media, and social networks.

Consumer marketing. Most of our revenue is from consumers who sign up for Carbonite backup on our website in response to our direct marketing campaigns. Direct sales from our websites accounted for 96% of our total revenue during 2011. Our marketing efforts are designed to attract prospects to our website and enroll them as paying customers, usually after a 15-day free trial that we offer to consumers.

SMB marketing. Our SMB sales team responds to inbound qualified SMB leads, communicates the benefits of our solutions to the SMB market and assists our SMB customers to enroll in free trial versions and purchase subscriptions to our SMB offering.

Retention. Our customer retention efforts are focused on establishing and maintaining long-term relationships with our customers by delivering a compelling customer experience and superior value, communicating regularly with customers through email, on-site messaging, and other media, and creating positive interactions with our customer support team. We monitor developing trends in subscription durations, renewals, and customer satisfaction to maximize our customer retention. We offer incentives to customers to purchase multi-year subscriptions, which we believe helps to increase our customer retention. As of December 31, 2011, 2010, and 2009, respectively, 30%, 24%, and 17% of our customers had multi-year subscriptions.

Intellectual Property

We believe that the strength of our brand and the functionality of our software help differentiate us from our competitors. As such, our success depends upon our ability to protect our technologies and intellectual property, including our proprietary server software, which allows us to move and store vast amounts of customer data. To protect our intellectual property, we rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions. CARBONITE and the Carbonite logo are registered trademarks in the U.S. and in over 30 other countries, including countries in the European Union. We have also filed trademark applications for additional marks in the U.S. and other countries, including “Back it up. Get it Back”, “Because Your Life is On Your Computer”, the Carbonite Green Dot logo and Chinese character representations for Carbonite. We have one issued patent covering the green dots that notify users that their files have been successfully backed up, 12 patent applications pending, and we are in the process of filing additional patent applications. The pending applications cover various aspects of our file storage software, our remote access software, and our user interface.

The steps we have taken may not adequately protect our intellectual property or prevent unauthorized use of our technologies. Others may independently develop technologies that are competitive to ours or infringe our intellectual property. In addition, costly and time consuming litigation may be necessary to protect and enforce our intellectual property rights.

If we become more successful, we believe that competitors will be more likely to try to develop products and services that are similar to ours, and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our solutions infringe their proprietary rights.

Competition

We compete with both online backup providers and providers of traditional hardware-based backup systems. The market for online backup solutions is competitive and rapidly changing. We directly compete with Prosoftnet, CrashPlan, Mozy (a division of VMWare), Norton Online Backup (provided by Symantec), McAfee Online Backup, SOS Online Backup, and others. Certain of our features, including our remote access service, also compete with current or potential services offered by Apple, Google, Microsoft, Amazon, and others. Certain of our planned features, including the ability to share data with third parties, will also compete with current or potential services offered by DropBox, Mozy, SugarSync, and others. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Many of our actual and potential competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied services, and larger marketing budgets, as well as greater financial, technical, and other resources. In addition, many of our competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with computer manufacturers, internet service providers, and resellers.

We believe that the key competitive factors in the consumer and SMB backup industry include:

•	ease of installation and use;

•	affordability;

•	remote access;

•	storage capacity;

•	security of customers’ stored files;

•	rapid recovery of lost files;

•	reliability and redundancy;

•	automated file backup; and

•	reputation of the provider.

We believe that we compete favorably with respect to each of these factors by providing easy to use, affordable, unlimited, secure online backup solutions with anytime, anywhere access to stored files.

Some of our competitors have made or may make acquisitions or enter into partnerships or other strategic relationships to offer a more comprehensive service than we do. These combinations may make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology, or service functionality. We expect these trends to continue as companies attempt to strengthen or maintain their market positions.

Employees

As of December 31, 2011, we had 342 full-time and 22 part-time employees. Of our full-time employees, 196 were in operations and support, 32 were in sales and marketing, 96 were in technology, and 18 were in general and administrative functions. None of our employees are covered by collective bargaining agreements.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K any other filings required by the SEC. We make available on our website (www.carbonite.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These materials are available free of charge on or through our website via the Investor Relations page at www.carbonite.com. References to our website address in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to Our Business

We have experienced losses and negative cash flow since our inception, and we may not be able to achieve or sustain profitability or positive cash flow in the future.

We experienced net losses of $19.2 million for 2009, $25.8 million for 2010, and $23.5 million for 2011, respectively, and have an accumulated deficit of $100.4 million as of December 31, 2011. We have not generally achieved positive cash flow from our operations or reported net income, and we do not expect to be profitable for the foreseeable future. We expect to continue making significant expenditures to develop and expand our business, including for advertising, customer acquisition, technology infrastructure, storage capacity, product development, and international expansion, in an effort to increase and service our customer base. In 2011, we incurred increased expenses associated with relocating our customer service operations from India to the U.S., which adversely affected our operating results for 2011. In 2012, we expect to continue to incur increased expenses associated with the relocation of one of our data centers to a new facility. We also expect that our quarterly results may fluctuate due to a variety of factors described elsewhere in this Annual Report on Form 10-K, including the timing and amount of our advertising expenditures, which are seasonal, as well as the timing and amount of expenditures related to the development of technologies and solutions and to defend intellectual property infringement and other claims. In addition, as a public company, we incur significant legal, accounting and other expenses, including increased costs for director and officer liability insurance that we did not incur as a private company. We may also incur increased losses and negative cash flow in the future for a number of reasons, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events. For these reasons, we expect to continue to record net losses for the next several years and we may not be able to achieve or maintain positive cash flow from operations or profitability.

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

We compete with both online backup providers and providers of traditional hardware-based backup systems. The market for online backup solutions is competitive and rapidly changing. We directly compete with Prosoftnet, CrashPlan, Mozy (a division of VMWare), Norton Online Backup (provided by Symantec), McAfee Online Backup, SOS Online Backup, and others. Certain of our features, including our remote access service, also compete with current or potential services offered by Apple, Google, Microsoft, Amazon, and others. Certain of our planned features, including the ability to share data with third parties, also compete with current or potential services offered by DropBox, Mozy, SugarSync, and others. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition, longer operating histories, more varied services, larger marketing budgets, established marketing relationships, access to larger customer bases, major distribution agreements with computer manufacturers, internet service providers and resellers, and greater financial, technical, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships to offer a more comprehensive service than we do. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.

Demand for our online backup solutions is sensitive to price. Many factors, including our advertising, customer acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with our solutions. Similarly, certain competitors may use internet-based marketing strategies that enable them to acquire customers at a lower cost than us. There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue and operating results.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We have been in existence since 2005, and our revenue has grown rapidly from $8.2 million in 2008 to $60.5 million in 2011, representing a compound annual growth rate of 95% over that period. We do not expect that this growth rate will continue in future periods and you should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. In addition, because we recognize revenue from customers over the terms of their subscriptions, a large portion of our revenue for each quarter reflects deferred revenue from subscriptions entered into during previous quarters, and downturns or upturns in subscription sales or renewals may not be reflected in our operating results until later periods. We may not achieve sufficient revenue to achieve or maintain positive cash flow from operations or profitability, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. If we do not manage these risks successfully, our business will be harmed. If our future growth fails to meet investor or analyst expectations, it could have a negative effect on our stock price. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and operating results.

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

In 2010, we introduced the first version of our backup solution targeted toward SMBs, which are generally companies that are too small to have a dedicated in-house IT staff. We are committing substantial resources to the expansion and increased marketing of our SMB offerings. If we are unable to market and sell our solutions to SMBs with competitive pricing and in a cost-effective manner, our ability to grow our revenue and achieve profitability will be harmed. We expect it will be more difficult and expensive to attract and retain SMB customers than consumers, because SMBs:

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

We host our services and serve all of our customers from our network servers, which are located in data center facilities operated by third parties. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. Our data center leases expire at various times between August 2013 and January 2016, and a separate data center hosting arrangement is cancellable by us upon 120 days notice. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer our servers to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. During the first half of 2012, we intend to relocate our equipment and operations from our Boston, Massachusetts data center to one of our other data centers and to discontinue the use of our Boston, Massachusetts data center. We will incur moving and other costs in connection with this transition. Any operational difficulties or disruptions we experience in connection with this transition could adversely affect our reputation and operating results.

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

Our customers rely on our online system to store digital copies of their files, including financial records, business information, photos, and other personally meaningful content. We also store credit card information and other personal information about our customers. A breach of our network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ stored files could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of customers to provide us with their credit card or payment information, an unwillingness of our customers to use our solutions, harm to our reputation and brand, loss of our ability to accept and process customer credit card orders, and time-consuming and expensive litigation. Third parties may be able to circumvent our security by deploying viruses, worms, and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks and we may not immediately discover these attacks or attempted infiltrations. Further, outside parties may attempt to fraudulently induce our employees, consultants, or affiliates to disclose sensitive information in order to gain access to our information or our customers’ information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world. As a result, we may be unable to proactively address these techniques or to implement adequate preventative or reactionary measures. In addition, employee or consultant error, malfeasance, or other errors in the storage, use, or transmission of personal information could result in a breach of customer or employee privacy. We maintain insurance coverage to mitigate the potential financial impact of these risks; however, our insurance may not cover all such events or may be insufficient to compensate us for the potentially significant losses, including the potential damage to the future growth of our business, that may result from the breach of customer or employee privacy.

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

We may in the future acquire complementary products, services, technologies, or businesses. For example, in June 2011, we acquired substantially all of the assets of Phanfare, Inc., a privately-held provider of photo sharing services, for approximately $2 million in cash and the assumption of certain liabilities. We also may enter into relationships with other businesses to expand our portfolio of solutions or our ability to provide our solutions in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. We do not have experience with integrating and managing acquired businesses or assets. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

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

We do not believe that we are required to collect sales, use, or other similar taxes from our customers. However, one or more states or countries may seek to impose sales, use, or other tax collection obligations on us, including for past sales by us or our resellers and other partners. A successful assertion by a state, country, or other jurisdiction that we should have or should be collecting sales, use, or other taxes on our services could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage customers from purchasing our services, or otherwise harm our business and operating results.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2011, we had federal, state, and foreign net operating loss carryforwards, or NOLs, of $89.0 million, $83.9 million and $1.0 million, respectively, available to offset future taxable income, which expire in various years through 2032 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. We performed an analysis of our changes in ownership through December 31, 2011 and have adjusted our NOLs as of that date to reflect the usage limitations, calculated in accordance with Section 382, resulting from such changes in ownership. If additional changes in our ownership occur in the future, our ability to use NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results and the market price of our common stock.

Any expenses or liability resulting from litigation could adversely affect our operating results and financial condition.

From time to time, we may be subject to claims or litigation, including intellectual property litigation as described elsewhere in this Annual Report on Form 10-K. Any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our services, require us to refund subscription fees, or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our operating results and could require us to pay significant monetary damages. In addition, we receive and must respond on a periodic basis to subpoenas from law enforcement agencies seeking copies of a customer’s data stored on our servers in connection with criminal investigations. While we have in place a procedure to respond to such subpoenas, any failure on our part to properly respond to such subpoena requests could expose us to litigation or other proceedings and adversely affect our business, financial condition, and operating results.

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

The government of the People’s Republic of China, or PRC, restricts foreign investment in internet and online advertising businesses. Accordingly, we operate our online backup business in China through an affiliated entity in China owned by an individual designated by us who is a PRC citizen. We have entered into contractual arrangements with our affiliated entity and its individual stockholder that are intended to protect our technologies and business. We have loaned funds to the designated individual in order to enable the individual to form the affiliated entity and obtain any necessary licenses, including an Internet Content Provider (ICP) license, which was recently granted by the PRC government, and we expect to continue to loan funds to the designated individual in the future. All loans are, and will continue to be, secured by the capital stock of the affiliated entity and the designated individual stockholder has granted us the contractual right to exercise his rights as the sole stockholder of the affiliated entity.

We cannot assure you, however, that we will be able to enforce these contracts. We have no equity ownership interest in the affiliated entity and we rely on contractual arrangements with the entity and the designated individual stockholder to control and operate the entity. These contractual arrangements may not be as effective in providing control over the affiliated entity as direct ownership. For example, the entity could fail to take actions required for, or beneficial to, our business or fail to maintain our websites despite its contractual obligations to do so. In addition, we cannot assure you that the individual shareholder of the affiliated entity will always act in our best interests. If the individual stockholder of our affiliated entity fails to perform his obligations under the respective agreements with us, we may need to engage in litigation in China to enforce our rights, which may be time-consuming and costly, divert management resources, or have other adverse effects on our business, and we may not be successful in enforcing our rights.

Enforcing agreements and laws in China is difficult and may be impossible because China does not have a comprehensive system of laws.

In China, enforcement of contractual agreements may be sporadic, and implementation and interpretation of laws may be inconsistent. The PRC judiciary is relatively inexperienced in interpreting agreements and enforcing China’s laws, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in China, it may not be possible to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment or an arbitration award by a court of another jurisdiction. The PRC government has exercised and continues to exercise substantial control over virtually every aspect of the Chinese economy through regulation and state ownership. Many of the current reforms that support private business in China are of recent origin or are provisional in nature. Other political, economic and social factors, such as political changes, changes in the rates of economic, growth, unemployment, or inflation, or in the disparities of per capita wealth among citizens of China and between regions within China, could also lead to further readjustment of the PRC government’s reform measures. It is not possible to predict whether the PRC government will continue to be as supportive of private business in China, nor is it possible to predict how any future reforms will affect our business.

Specifically, the laws and regulations governing our business or the enforcement and performance of our proposed contractual arrangements with our affiliated Chinese entity and the designated individual stockholder are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. New laws and regulations that affect our business may also be applied retroactively. We cannot assure you that the PRC government would agree that the operating arrangements of our affiliated Chinese entity comply with PRC licensing, registration, or other regulatory requirements, with existing policies, or with requirements or policies that may be adopted in the future. For example, in September 2011, the PRC Ministry of Commerce stated that the relevant departments of the PRC government are jointly considering additional regulation of the type of investment structure that we use, which is based on the approach used by other non-PRC companies with respect to their conduct of businesses that require an ICP license. If the PRC government determines that we do not comply with applicable law, it could revoke our business and operating licenses and those of our affiliated Chinese entity, including our affiliated entity’s ICP license, require us to restructure our operations, require us to discontinue or restrict our operations, restrict our right to collect revenue, block our websites, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

In addition, because of the particular weakness of the Chinese intellectual property regime, it is often difficult to create and enforce intellectual property rights in China. Accordingly, we may not be able to effectively protect our intellectual property rights in China against infringement by other business entities, individuals, and current or former employees.

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

In August 2010 Oasis Research, LLC, or Oasis Research, filed a lawsuit against us and several of our competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our online backup storage services and other companies’ products or services infringe certain of Oasis Research’s patents. Oasis Research seeks an award for damages in an unspecified amount. Oasis Research does not currently seek an injunction. We expect that a trial date will be set for late 2012 or early 2013. We are not able to assess with certainty the outcome of this litigation or the amount or range of potential damages or future payments associated with this litigation at this time. However, any litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending this lawsuit or its resolution will not have a material adverse impact on our business, operations, financial condition, or cash flows.

Our success depends in large part on our ability to protect and enforce our intellectual property rights. If we are not able to adequately protect our intellectual property and proprietary technologies to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

Our future success and competitive position depend in large part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. CARBONITE and the Carbonite logo are registered trademarks in the U.S. and in over 30 other countries, including countries in the European Union. We have also filed trademark applications for additional marks in the U.S. and other countries, including “Back it up. Get it Back”, “Because Your Life is On Your Computer”, the Carbonite Green Dot logo and Chinese character representations for Carbonite. We cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We have one issued patent, 12 patent applications pending, and we are in the process of filing additional patent applications. We cannot assure you that any patents will issue from any such patent applications, that patents that issue from such applications will give us the protection that we seek, or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.

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

We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming and could materially harm our business.

The steps we have taken and will take to protect our intellectual property may not prevent unauthorized use, reverse engineering, or misappropriation of our technologies and we may not be able to detect any of the foregoing. Others may independently develop technologies that are competitive to ours or infringe our intellectual property. To counter infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time-consuming to litigate. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop others from using the technology at issue on the grounds that our patent(s) do not cover such technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not being issued. If our efforts to protect our technologies and intellectual property are inadequate, the value of our brand and other intangible assets may be diminished and competitors may be able to mimic our solutions and methods of operations. Any of these events could have a material adverse effect on our business, financial condition, and operating results.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure. In addition, during the course of any such litigation, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

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

Risks Related to Ownership of our Common Stock

Our stock price may be volatile due to fluctuations in our operating results and other factors, each of which could cause our stock price to decline.

Shares of our common stock were sold in our initial public offering in August 2011 at a price of $10.00 per shares, and our common stock has subsequently traded as high as $21.10 and as low as $8.21. An active, liquid, and orderly market for our common stock may not be developed or sustained, which could depress the trading price of our common stock. The market price for shares of our common stock could be subject to significant fluctuations in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price for shares of our common stock to fluctuate include:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. In connection with the expiration on February 26, 2012 of lock-up agreements entered into with the underwriters of our initial public offering, approximately 17.9 million shares of our common stock became eligible from sale by stockholders, subject to applicable volume and other limitations under federal securities laws. In August 2011, we filed a Form S-8 under the Securities Act registering 5,177,658 shares of our common stock for issuance under our equity incentive plans. These shares may be sold in the public market upon issuance, subject to the terms of contractual restrictions. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, hold a majority of our outstanding shares of common stock and have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control or influence the management and affairs of our company. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control of our company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Boston, Massachusetts, in a 39,775 square-foot facility, under a lease expiring on December 31, 2016. We also have a 22,592 square foot customer support facility in Lewiston, Maine under a lease expiring on June 1, 2016 as well as a small office in Princeton, New Jersey and a small development office in Beijing, China.

Our data centers are located at three facilities in Massachusetts and one facility in Arizona. Our data center leases expire at various times between August 2013 and January 2016, and a separate data hosting arrangement is cancellable by us upon 120 days notice.

ITEM 3. LEGAL PROCEEDINGS

In August 2010, Oasis Research, LLC, or Oasis Research, filed a lawsuit against us and several of our competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our online backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research seeks an award for damages in an unspecified amount. Oasis Research does not currently seek an injunction. We expect that a trial date will be set for late 2012 or early 2013. We are not able to assess with certainty the outcome of this litigation or the amount or range of potential damages or future payments associated with this litigation at this time. However, any litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending this lawsuit or its resolution will not have a material adverse impact on our business, operations, financial condition, or cash flows.

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

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on The NASDAQ Global Market under the symbol “CARB” since our initial public offering on August 11, 2011. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated:

	High	Low
Third Quarter 2011 (beginning August 11, 2011)	$21.10	$10.80
Fourth Quarter 2011	$14.65	$10.62

On March 1, 2012, the closing price as reported on The NASDAQ Global Market, of our common stock was $9.52 per share. As of March 1, 2012, we had approximately 101 holders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street” name accounts through brokers.

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock for the period from August 11, 2011, the date our common stock commenced trading on The NASDAQ Global Market, through December 31, 2011, against the cumulative total return of The NASDAQ Composite Index and The NASDAQ-100 Technology Sector Index.

The comparison assumes that $100.00 was invested in our common stock, The NASDAQ Composite Index and The NASDAQ-100 Technology Sector Index, and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on August 11, 2011 was the closing sale price on that day of $12.35 per share and not the initial offering price to the public of $10.00 per share. The performance shown on the graph below is based on historical results and is not intended to suggest future performance.

COMPARISON OF FIVE MONTH CUMULATIVE TOTAL RETURN

AMONG CARBONITE, INC., THE NASDAQ COMPOSITE INDEX

AND THE NASDAQ-100 TECHNOLOGY SECTOR INDEX

	8/11/2011	8/31/2011	9/30/2011	10/31/2011	11/30/2011	12/31/2011
Carbonite	$100.00	$119.92	$97.49	$102.19	$98.14	$89.88
NASDAQ Composite	$100.00	$103.48	$96.90	$107.69	$105.12	$104.51
NASDAQ-100 Technology Sector Index	$100.00	$102.17	$96.49	$111.71	$109.60	$107.15

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Carbonite, Inc. under the Securities Act of 1933, as amended.

Recent Sales of Unregistered Securities

During the period between January 1, 2011 and August 17, 2011 (the date of the filing of our registration statement on Form S-8, File No. 333-176373), we issued options to purchase 399,850 shares of our common stock at a weighted average exercise price of $10.90 per share. During this same period, we issued an aggregate of 691,759 shares of common stock that were not registered under the Securities Act to our directors, officers, employees, and consultants pursuant to exercise of stock options for cash consideration with aggregate exercise proceeds of $0.8 million. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act. The recipients of these shares of commons stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate legends were affixed to the share book entry records issued in these transactions. All recipients had adequate access, through their relationship with us, to information about us.

Use of Proceeds

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

As a result of the offering, including the underwriters’ option to purchase additional shares, we received net proceeds of $55.6 million, after deducting total expenses of $7.4 million, consisting of underwriting discounts and commissions of $4.4 million and offering-related expenses of $3.0 million. None of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates, to person owning 10% or more of our common stock, or to any of our affiliates.

The net proceeds to us from our initial public offering have been invested in money market accounts and government and government agency securities.

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

You should read the following selected consolidated financial and other data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this Annual Report on Form 10-K. The selected consolidated financial and other data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheets data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheets data as of December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Consolidated statements of operations data:
Revenue	$60,512	$38,563	$19,114	$8,202	$2,154
Cost of revenue (1)	23,202	16,284	8,954	4,273	1,717

Gross profit	37,310	22,279	10,160	3,929	437
Operating expenses (1):
Research and development	16,511	10,868	6,210	4,663	3,042
General and administrative	6,631	4,209	2,485	2,389	1,414
Sales and marketing	37,722	33,098	21,067	14,729	7,369

Total operating expenses	60,864	48,175	29,762	21,781	11,825

Loss from operations	(23,554)	(25,896)	(19,602)	(17,852)	(11,388)
Interest and other income, net	41	133	377	413	486

Loss before income taxes	(23,513)	(25,763)	(19,225)	(17,439)	(10,902)
Provision for income taxes	(23)	—	—	—	—

Net Loss	(23,536)	(25,763)	(19,225)	(17,439)	(10,902)

Accretion of redeemable convertible preferred stock	(128)	(210)	(210)	(210)	(210)

Net loss attributable to common stockholders	$(23,664)	$(25,973)	$(19,435)	$(17,649)	$(11,112)

Basic and diluted net loss per share attributable to common stockholders	$(1.84)	$(5.90)	$(4.78)	$(4.61)	$(2.97)

Weighted-average number of shares of common stock used in computing basic and diluted net loss per share	12,841,233	4,399,137	4,065,230	3,828,073	3,743,246

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Cost of revenue	$207	$45	$35	$16	$15
Research and development	511	171	88	38	27
General and administrative	346	227	188	89	78
Sales and Marketing	381	99	79	60	62

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated balance sheet data:
Cash	$59,842	$13,855	$28,276	$2,543	$14,773
Working capital (deficit)	18,838	(12,381)	12,595	12,266	10,342
Total assets	99,606	40,941	46,433	30,701	18,501
Deferred revenue, including current portion	59,696	38,722	23,144	9,401	3,534
Total liabilities	72,004	47,834	29,149	14,009	5,840
Preferred stock warrant liability	—	82	18	18	18
Redeemable and convertible stock	—	68,730	67,770	48,387	26,983
Total stockholders’ equity (deficit)	27,602	(75,623)	(50,486)	(31,696)	(14,322)

	Years Ended December 31,
	2011	2010	2009	2008	2007 (1)
	(in thousands, except percentage data)
Key metrics:
Total customers (2)	1,223	951	590	281	95
Annual retention rate (3)	82%	83%	79%	81%	N/A
Renewal rate (4)	82%	81%	78%	78%	N/A
Bookings (5)	$80,900	$54,141	$32,857	$14,069	$5,170
Free cash flow (6)	$(5,972)	$(12,204)	$(8,045)	$(12,409)	$(8,638)

(1)	We did not document annual retention rate or renewal rate in 2007.
(2)	We define total customers as the number of paid subscriptions from consumers and SMBs at the end of the relevant period.
(3)	We define annual retention rate as the percentage of customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter.
(4)	We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented. Renewal rate excludes customers under our discontinued third-party distribution agreements and prior SMB offering with subscriptions that remain active until cancelled.
(5)	We define bookings as revenue recognized during the period plus the change in total deferred revenue (excluding deferred revenue recorded in connection with acquisitions) during the same period.
(6)	We define free cash flow as net cash provided by (used in) operating activities, less capital expenditures, and adjusted for any extraordinary items.

Bookings and free cash flow are financial data that are not calculated in accordance with GAAP. The tables below provide reconciliation of bookings and free cash flow to revenue and cash provided by (used in) operating activities, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

Our management uses annual retention rate to determine the stability of our customer base and to evaluate the lifetime value of our customer relationships. As customers’ annual and multi-year subscriptions come up for renewal throughout the calendar year based on the dates of their original subscriptions, measuring retention on a trailing twelve month basis at the end of each quarter provides our management with useful and timely information about the stability of our customer base. Management uses renewal rate to monitor trends in customer renewal activity.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Revenue	$60,512	$38,563	$19,114	$8,202	$2,154
Plus change in deferred revenue (excluding acquisition)	20,388	15,578	13,743	5,867	3,016

Bookings	$80,900	$54,141	$32,857	$14,069	$5,170

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Cash provided by (used in) operating activities	$7,572	$(1,552)	$(946)	$(7,705)	$(6,094)
Less capital expenditures	(13,544)	(10,652)	(7,099)	(4,704)	(2,544)

Free cash flow	$(5,972)	$(12,204)	$(8,045)	$(12,409)	$(8,638)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.”

Overview

We are a leading provider of online backup solutions for consumers and SMBs. We provide easy-to-use, affordable, unlimited, and secure online backup solutions with anytime, anywhere access to files stored on our servers, which we call the Carbonite Personal Cloud. We believe that we are the best known brand in the online backup market.

In 2005, we began development of our online backup solution and raised our first capital from investors. We sold the first Carbonite subscription in 2006. In 2010, we introduced our SMB solution, opened our office in Beijing, China, and expanded our management team to better focus on our consumer and SMB markets. We surpassed 100,000 subscribers in 2008, 500,000 subscribers in 2009, and 1,000,000 subscribers in early 2011. As of December 31, 2011, we had subscribers in more than 100 countries, with subscribers based in the U.S representing 94% of our total revenue for 2011.

We derive our revenue from subscription fees from consumers and SMBs. We charge consumers a $59 flat fee for one year of unlimited online backup with our Carbonite Home solution. Our Carbonite HomePlus and Carbonite HomePremier solutions provide consumers with additional features at annual prices of $99 and $149, respectively. The pricing of all of our consumer solutions is discounted for multi-year subscriptions. Our SMB solutions, Carbonite Business and Carbonite BusinessPremier, allows for an unlimited number of users, with tiered pricing based on the total amount of data backed up. As of December 31, 2011, approximately 70% of subscribers to our consumer service had one year subscriptions, although the percentage of customers with multi-year subscriptions has increased over time. We charge customers the full subscription amount at the beginning of each subscription period. We initially record a subscription fee as deferred revenue and then recognize it ratably over the subscription period. The annual or multi-year commitments of our customers enhance management’s visibility of our revenue and charging customers at the beginning of the subscription period provides working capital.

We are investing aggressively in customer acquisition because we believe that the market for online backup is in the early stages of development. Our largest expense is advertising for customer acquisition, which is recorded as sales and marketing expense. This is comprised of television and radio advertising, online display advertising, print advertising, paid search, direct marketing, and other expenses. In 2011, 2010, and 2009, our total advertising expense was $25.1 million, $23.6 million, and $10.8 million, respectively. We generally spend more on advertising in the first and third quarters of each year based on the seasonality of customer purchasing patterns and fluctuations in advertising rates.

As we grow our business we continue to invest in additional storage and infrastructure. Our capital expenditures in 2011, 2010, and 2009 were $13.5 million, $10.7 million, and $7.1 million, respectively.

Our revenue has grown from $19.1 million in 2009 to $38.6 million in 2010 and $60.5 million in 2011. At the same time, our total operating costs have grown from $29.8 million in 2009 to $48.2 million in 2010 and $60.9 million in 2011, principally as a result of our investment in customer acquisition. We expect to continue to devote substantial resources to customer acquisition, improving our technologies, and expanding our solutions. In addition, we expect to invest heavily in our operations to support anticipated growth and public company reporting and compliance obligations. We defer revenue over our customers’ subscription periods, but expense marketing costs as incurred. As a result of these factors, we expect to continue to incur GAAP operating losses on an annual basis for the foreseeable future.

In August 2011, we closed our initial public offering of 7,187,500 shares of common stock at an offering price of $10.00 per share, of which 6,303,973 shares were sold by us, including 937,500 shares pursuant to the underwriters’ option to purchase additional shares, and 883,527 shares were sold by selling stockholders, resulting in net proceeds to us of approximately $55.6 million, after deducting underwriting discounts and offering expenses.

Our Business Model

We evaluate the profitability of a customer relationship over its lifecycle because of the nature of our business model. As we generally incur customer acquisition costs in advance of subscriptions while recognizing revenue ratably over the terms of the subscriptions, a customer relationship may not be profitable at the beginning of the subscription period, even though it may be profitable over the life of the customer relationship. As we also generally incur capital equipment costs in advance of subscriptions, a customer relationship may not result in positive cash flow at the beginning of the subscription period, even though it may result in positive cash flow over the life of the customer relationship. While we offer both annual and multi-year subscriptions to our customers, a significant majority of them are currently on one-year subscription plans. We typically generate positive cash flow during the first year of a multi-year subscription as we charge the subscription fee for the entire period at the beginning of the subscription.

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

Performance Highlights

The following table presents our performance highlights for the periods presented:

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except percentage data)
Key metrics:
Total customers	1,223	951	590
Annual retention rate	82%	83%	79%
Renewal rate	82%	81%	78%
Bookings	$80,900	$54,141	$32,857
Free cash flow	$(5,972)	$(12,204)	$(8,045)

Our total customers and bookings increased over the periods presented and we are continuing to invest substantially in customer acquisition in an effort to drive future growth in total customers and bookings. While we expect our total customers to continue to increase on an absolute basis, we expect that our annual percentage increase in total customers will decline as our customer base grows.

In June 2010, we decided to cease distribution of our consumer solutions through third-party distribution channels, and we terminated most of our distribution agreements at that time. During 2010, subscriptions purchased through third-party distributors accounted for 8% of our revenue. Historically, renewal rates for subscriptions purchased through third-party distributors were lower than for direct sales. Excluding renewal activity related to third-party distributor sales, our annual retention rates for the years ended December 31, 2011, December 31, 2010, and December 31, 2009 were 86%, 85%, and 83% respectively.

Our free cash flow over the periods presented has improved due to economies of scale and the impact of higher per customer profitability associated with customers who continue beyond a single year. Free cash flow for the year ended December 31, 2011 improved by $6.2 million and $2.1 million compared to the years ended December 31, 2010 and December 31, 2009, respectively.

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

Gross profit and gross margin

Gross profit is our revenue less our cost of revenue. Our gross margins have historically expanded due to price increases for our consumer solutions and from economies of scale. We expect our gross margins to remain flat in the near term as we add new data centers and expand modestly thereafter.

Operating expenses

Research and development. Research and development expenses consist primarily of wages and benefits for development personnel, consulting fees, rent, and depreciation. We have focused our research and development efforts on both improving ease of use and functionality of our existing services and developing new offerings. The majority of our research and development employees are located at our corporate headquarters in the U.S., with another group at our offices in China. We expect that research and development expenses will increase in absolute dollars on an annual basis and decrease modestly as a percentage of revenue, as we continue to enhance and expand our services.

General and administrative. General and administrative expenses consist primarily of wages and benefits for management, finance, accounting, human resources, legal and other administrative personnel, legal and accounting fees, insurance, and other corporate expenses. We expect to continue to add personnel and enhance our internal information systems in connection with the growth of our business. We expect our general and administrative expenses to increase, given that we have become a public company. We expect our accounting, legal, and personnel-related expenses and directors and officers insurance costs to increase as we have instituted and continue to monitor a more comprehensive compliance and board governance function, maintain and review internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and prepare and distribute periodic reports, as required by the rules and regulations of the Securities and Exchange Commission. As a result, we expect that our general and administrative expenses will continue to increase in absolute dollars on an annual basis, but decrease as a percentage of revenue.

Sales and marketing. Sales and marketing expenses consist primarily of advertising costs, wages and benefits for sales and marketing personnel, creative expenses for advertising programs, credit card fees, commissions paid to third-party partners and affiliates, and the cost of providing free trials. The largest component of sales and marketing expense is advertising for customer acquisition, principally television, radio and print advertisements. Online search costs consist primarily of pay-per-click payments to search engine operators. Advertising costs are expensed as incurred. To date, marketing and advertising costs have been incurred principally in the U.S., but we expect to increase our marketing and advertising expenditures in other countries. We expect that we will continue to commit significant resources to our sales and marketing efforts to grow our business and awareness of our brand and services. We expect that sales and marketing expenses will continue to increase in absolute dollars on an annual basis, but decrease as a percentage of revenue.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions, and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. Our most critical accounting policies are summarized below. See Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.

Revenue recognition

We derive revenue from online backup subscription services. These services are stand-alone independent service solutions, which are generally contracted for a one- to three-year term. Subscription agreements include access to use our solutions via the internet. We recognize revenue in accordance with the Financial Accounting Standards Codification (ASC) 605-10, Overall Revenue Recognition. Subscription revenue is recognized ratably on a daily basis upon activation over the subscription period, when persuasive evidence of an arrangement with a customer exists, the subscription period has been activated, the price is fixed or determinable, and collection is reasonably assured. Deferred revenue represents payments received from customers for subscription services prior to recognizing the revenue related to those payments.

Goodwill and acquired intangible assets

We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. We perform our assessment for impairment of goodwill on an annual basis and we have determined that there is a single reporting unit for the purpose of conducting this annual goodwill impairment assessment. For purposes of assessing potential impairment, we annually estimate the fair value of the reporting unit (based on our market capitalization) and compare this amount to the carrying value of the reporting unit (as reflected by our total stockholders’ equity). If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. Our annual goodwill impairment test is at November 30 of each year.

Income taxes

We provide for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. We account for uncertain tax positions recognized in our consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Due to a history of losses, we have provided a full valuation allowance against our deferred tax assets as more fully described in Note 10 of our consolidated financial statements. The ability to utilize these losses, any future losses, and any other tax credits or attributes may be restricted or eliminated by changes in our ownership, changes in legislation and other rules affecting the ability to offset future taxable income with losses from prior periods. Future determinations on the need for a valuation allowance on our net deferred tax assets will be made on a quarterly basis, and our assessment at December 31, 2011 reflects a continued need for a full valuation allowance.

Stock-based compensation

Accounting guidance requires employee stock-based payments to be accounted for under the fair value method. Under this method, we are required to record compensation cost based on the estimated fair value for stock-based awards granted amortized over the requisite service periods for the individual awards, which generally equals the vesting periods. We use the straight-line amortization method for recognizing stock-based compensation expenses.

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards requires the use of highly subjective estimates and assumptions, including the estimated fair value of our common stock. Following our initial public offering, we used the quoted market price of our common stock to establish the fair value of the common stock underlying our stock options. Because there was no public market for our common stock prior to our initial public offering, our board of directors determined the fair value of our common stock with input from management, based on reports of an unrelated third-party valuation specialist.

We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model, which further requires the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield. As a public company with limited trading history, we consider both the volatility of our stock price and that of our publicly traded peer companies. The expected life assumption is based on the simplified method for estimating expected term as we do not have sufficient stock option exercise experience to support a reasonable estimate of the expected term. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with terms approximately equal to the expected life of the stock option. We use an expected dividend rate of zero as we currently have no history or expectation of paying cash dividends on our capital stock.

Results of Operations

The following table sets forth, for the periods presented, data from our consolidated statements of operations as well as the percentage of revenue that each line item represents. The period-to-period comparison of financial results is not necessarily indicative of future results. The information contained in the tables below should be read in conjunction with financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Consolidated statements of operations data:
Revenue	$60,512	$38,563	$19,114
Cost of revenue	23,202	16,284	8,954

Gross profit	37,310	22,279	10,160
Operating expenses:
Research and development	16,511	10,868	6,210
General and administrative	6,631	4,209	2,485
Sales and marketing	37,722	33,098	21,067

Total operating expenses	60,864	48,175	29,762

Loss from operations	(23,554)	(25,896)	(19,602)
Interest and other income, net	41	133	377

Loss before income taxes	(23,513)	(25,763)	(19,225)

Provision for income taxes	(23)	—	—

Net Loss	(23,536)	(25,763)	(19,225)

Accretion of redeemable convertible preferred stock	(128)	(210)	(210)

Net loss attributable to common stockholders	$(23,664)	$(25,973)	$(19,435)

	Years Ended December 31,
	2011	2010	2009
	(% of revenue)
Consolidated statements of operations data:
Revenue	100%	100%	100%
Cost of revenue	38.3	42.2	46.8

Gross profit	61.7	57.8	53.2
Operating expenses:
Research and development	27.3	28.2	32.5
General and administrative	11.0	10.9	13.0
Sales and marketing	62.3	85.8	110.2

Total operating expenses	100.6	124.9	155.7

Loss from operations	(38.9)	(67.2)	(102.6)
Interest and other income, net	—	0.4	2.0

Loss before income taxes	(38.9)	(66.8)	(100.6)
Provision for income taxes	—	—	—

Net Loss	(38.9)%	(66.8)%	(100.6)%

Comparison of Years Ended December 31, 2011, 2010, and 2009

Revenue

	Years Ended December 31,			2010 to 2011 % Change	2009 to 2010 % Change
	2011	2010	2009
	(in thousands, except percentage data)
Revenue	$60,512	$38,563	$19,114	56.9%	101.8%

Revenue increased by $21.9 million from 2010 to 2011 and by $19.4 million from 2009 to 2010, primarily due to 28.5% and 61.3% increases in the number of total customers in 2011 and 2010, respectively. The increase in revenue during these periods was driven in part by increased advertising expenditures in prior periods, as well as increases in pricing of our consumer services in April 2009 and April 2011. In addition, we released our first SMB offering in February 2010 and revenue from SMB customers was approximately $5.8 million in 2011 compared to $1.1 million in 2010. During 2009 and 2010, we terminated channel distribution agreements, which had historically resulted in lower revenue per subscription than direct sales. Each of these factors impacted revenue during these periods.

Cost of revenue, gross profit, and gross margin

	Years Ended December 31,			2010 to 2011 % Change	2009 to 2010 % Change
	2011	2010	2009
	(in thousands, except percentage data)
Cost of revenue	$23,202	$16,284	$8,954	42.5%	81.9%
Gross profit	37,310	22,279	10,160	67.5%	119.3%
Gross margin	61.7%	57.8%	53.2%

Cost of revenue increased by $6.9 million from 2010 to 2011 and by $7.3 million from 2009 to 2010, primarily due to an increase in the total number of customers. The increase in cost of revenue from 2010 to 2011 was comprised primarily of hosting costs of $5.5 million, including depreciation of equipment, personnel related costs of our operations employees, and increases in our data storage capacity, and customer support costs of $1.4 million, primarily associated with the cost of new employees to replace outsourced support in India. The increase in cost of revenue from 2009 to 2010 was comprised primarily of hosting costs of $4.2 million, including establishing a new data center, and customer support costs of $3.1 million, primarily associated with the cost of new employees and providing outsourced support in India. Gross profit increased primarily as a result of operating efficiencies primarily due to economies of scale.

Operating expenses

	Years Ended December 31,			2010 to 2011 % Change	2009 to 2010 % Change
	2011	2010	2009
	(in thousands, except percentage data)
Research and development	$16,511	$10,868	$6,210	51.9%	75.0%
General and administrative	6,631	4,209	2,485	57.5%	69.4%
Sales and marketing	37,722	33,098	21,067	14.0%	57.1%

Research and development. Research and development expenses increased by $5.6 million from 2010 to 2011 and by $4.7 million from 2009 to 2010, primarily due to personnel related costs associated with additional hiring to enhance the functionality of our solutions and to develop new offerings.

General and administrative. General and administrative expenses increased by $2.4 million from 2010 to 2011 and by $1.7 million from 2009 to 2010. In both years, we increased the number of general and administrative employees to support our overall growth. The overall increases consisted primarily of increases of $1.5 million and $1.1 million in professional fees, including legal and accounting fees, from 2010 to 2011 and 2009 to 2010, respectively, and $0.4 million and $0.5 million in personnel related and recruiting costs from 2010 to 2011 and 2009 to 2010, respectively.

Sales and marketing. Sales and marketing expenses increased by $4.6 million from 2010 to 2011 and by $12.0 million from 2009 to 2010. The increase from 2010 to 2011 was attributable to an increase in advertising campaigns of $1.5 million and an increase in personnel related costs of $1.1 million as a result of hiring new employees. In addition, credit card processing fees increased $0.8 million and costs related to free trials increased $1.2 million. The increase from 2009 to 2010 was comprised primarily of increases of $12.8 million in advertising expenses, $0.6 million in other marketing expenses, and $0.6 million in credit card fees, offset in part by decreases of $1.9 million in outside commissions due to the termination of channel distribution agreements in 2009 and $0.3 million in costs related to free trials.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $59.8 million, which primarily consisted of cash and money market funds. In connection with our initial public offering in August 2011, we received net proceeds of $55.6 million. Prior to our initial public offering, we had funded our operations primarily through prepayment of subscriptions and the sale of $68.8 million of preferred stock, all of which was converted into shares of our common stock in connection with our initial public offering. Our principal uses of cash are funding our operations and capital expenditures. In June 2011, we used $1.9 million of cash to acquire substantially all of the assets of Phanfare, Inc., which operates a service that enables users to create, maintain, and share online photo and video albums.

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

In May 2011, we entered into a revolving bank credit facility pursuant to which we may incur indebtedness up to $15 million. Advances under the credit facility bear interest on the outstanding daily balance, at an annual rate equal to the lender’s prime reference rate plus 1%. We have pledged our accounts receivable, equipment, and shares of our subsidiaries to the lender to secure our obligations under the credit facility. We have also agreed not to grant a security interest in or pledge our intellectual property to any third party. The credit facility contains customary events of default, conditions to borrowings and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make distributions to our stockholders, make investments, or enter into certain types of related party transactions. The credit facility also includes financial and other covenants including covenants to maintain a minimum adjusted net worth, a minimum number of total subscribers, and a minimum cash deposit. To date, we have not drawn down on our revolving credit facility. Any inability to meet our debt service obligations could adversely affect our financial position and liquidity.

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

Cash flows

The following table summarizes our cash flow data for 2011, 2010, and 2009.

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$7,572	$(1,552)	$(946)
Net cash provided by (used in) investing activities	(18,187)	(13,913)	7,251
Net cash provided by financing activities	56,600	1,041	19,428

Operating activities

Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation, and the expense associated with stock-based compensation.

In 2011, cash provided by operating activities was $7.6 million, which was primarily driven by a $20.4 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included non-cash charges of $9.3 million, including $7.9 of depreciation and amortization and $1.4 million of stock based compensation. An increase in accounts payable and accrued expenses provided an additional $2.8 million. These cash inflows were partially offset by our net loss of $23.5 million and a $1.2 million increase in prepaid expenses and other current assets.

In 2010, we used $1.6 million in operating activities, which was primarily driven by our net loss of $25.8 million, offset by a $15.6 million increase in deferred revenue associated with the increase in subscription sales and customer growth, non-cash charges of $5.6 million, including $5.1 million of depreciation and $0.5 million of stock based compensation, and a $3.0 million increase in current liabilities.

In 2009, we used $0.9 million in operating activities, which was primarily driven by our net loss of $19.2 million and a $0.4 million increase in accounts receivable. These cash outflows were partially offset by a $13.7 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Cash inflows included non-cash charges of $3.4 million, including $3.0 million of depreciation and $0.4 million of stock based compensation, a $1.3 million increase in current liabilities, and a $0.1 million decrease in prepaid expenses.

Investing activities

In 2011, cash used in investing activities was $18.2 million, consisting primarily of capital expenditures of $13.5 million primarily for server equipment and other data center infrastructure and the use of $1.9 million of net cash in connection with the acquisition of substantially all of the assets of Phanfare, Inc. In addition, purchases and maturities of short-term investments netted to a $2.7 million use of cash.

In 2010, we used $13.9 million in investing activities, consisting primarily of $10.7 million for the purchase of equipment, in addition to a net investment of $3.3 million in short-term investments.

In 2009, cash provided by investing activities was $7.3 million, consisting primarily of net proceeds from short-term investments of $14.4 million, offset by capital expenditures of $7.1 million.

Financing activities

Cash provided by financing activities in 2011 was $56.6 million, consisting of $55.6 million of net proceeds from our initial public offering and $1.0 million from the exercise of stock options.

Cash provided by financing activities in 2010 was $1.0 million, consisting primarily of net proceeds of $0.8 million from the issuance of shares of Series D convertible preferred stock and $0.3 million from the exercise of stock options.

Cash provided by financing activities in 2009 was $19.4 million, consisting primarily of net proceeds of $19.2 million from the issuance of shares of Series D convertible preferred stock and $0.2 million from the exercise of stock options.

Off-balance sheet arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations at December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(in thousands)
Office lease obligations	$6,820	$1,234	$2,810	$2,776
Hosting facility lease obligations	6,358	1,932	3,142	1,284
Other purchase commitments	6,122	5,079	722	321

Total	$19,300	$8,245	$6,674	$4,381

The commitments under our office lease obligations shown above consist primarily of lease payments for our Boston, Massachusetts corporate headquarters, our Lewiston, Maine customer support facility.

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

The commitment under our hosting facility obligations shown above consist of Boston, Massachusetts, Wakefield, Massachusetts, and Phoenix, Arizona data centers.

We intend to relocate our equipment and operations from our Boston, Massachusetts data center to one of our other data centers and to discontinue the use of our Boston, Massachusetts data center during the first half of 2012. The term of our Boston, Massachusetts data center lease is currently set to expire in August 2013. We are likely to incur a non-recurring moving and transition expense related to the relocation of these hosting operations.

Other purchase commitments shown above consist of contractual commitments to various vendors primarily for advertising, marketing, and broadband services.

Recent Accounting Pronouncements

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income to provide companies with two options for presenting comprehensive income. Companies can present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance was effective for the us on January 1, 2012. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, we do not believe the adoption of this standard will have a material impact on our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard was effective for us on January 1, 2012. We do not believe the adoption of this amendment will have a material impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuation risks and foreign exchange risks.

Interest Rate Fluctuation Risk

Our cash consists of interest bearing bank accounts. We did not have long-term borrowings as of December 31, 2011. Interest income is sensitive to changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash and short-term investments are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. In the event that we borrow under our revolving credit facility, which bears interest at the lender’s prime rate plus 1%, we would be exposed to interest rate fluctuations.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Carbonite, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Carbonite, Inc.

We have audited the accompanying consolidated balance sheets of Carbonite, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, redeemable and convertible preferred stock, stockholders’ equity (deficit), and other comprehensive loss and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carbonite, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 7, 2012

Carbonite, Inc.

Consolidated Balance Sheets

	December 31,
	2011	2010
	(In thousands, except share and per share data)
ASSETS

Current assets:
Cash and cash equivalents	$59,842	$13,855
Short-term investments	12,684	10,000
Accounts receivable, net of allowance	944	644
Prepaid expenses and other current assets	1,730	551

Total current assets	75,200	25,050
Property and equipment, net	21,648	15,818
Goodwill	1,514	—
Acquired intangible assets, net	1,055	—
Other assets	189	73

Total assets	$99,606	$40,941

LIABILITIES, REDEEMABLE AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$6,858	$4,868
Accrued expenses	4,999	3,947
Current portion of deferred revenue	44,505	28,616

Total current liabilities	56,362	37,431
Deferred revenue, net of current portion	15,191	10,106
Other long-term liabilities	451	297
Commitments and contingencies (Note 11)
Redeemable and convertible preferred stock:
Redeemable convertible preferred stock; Series A-2, $0.01 par value; 506,646 share authorized and 502,874 shares issued and outstanding at December 31, 2010, at redemption value	—	4,404
Convertible preferred stock; $0.01 par value; 4,062,540 shares authorized and 3,991,617 shares issued and outstanding at December 31, 2010 (liquidation value of $73,931 at December 31, 2010)	—	64,326
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 6,000,000 shares authorized at December 31, 2011; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 and 21,539,370 shares authorized at December 31, 2011 and 2010, respectively; 25,137,342 and 4,526,603 shares outstanding at December 31, 2011 and 2010, respectively	251	45
Additional paid-in capital	127,807	2,134
Accumulated deficit	(100,437)	(77,805)
Treasury stock, at cost (2,009 shares at December 31, 2011)	(22)	—
Accumulated other comprehensive income	3	3

Total stockholders’ equity (deficit)	27,602	(75,623)

Total liabilities, redeemable and convertible preferred stock, and stockholders’ equity (deficit)	$99,606	$40,941

The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share data)

Revenue	$60,512	$38,563	$19,114
Cost of revenue	23,202	16,284	8,954

Gross profit	37,310	22,279	10,160
Operating expenses:
Research and development	16,511	10,868	6,210
General and administrative	6,631	4,209	2,485
Sales and marketing	37,722	33,098	21,067

Total operating expenses	60,864	48,175	29,762

Loss from operations	(23,554)	(25,896)	(19,602)
Interest income	78	207	391
Interest expense	(25)	(64)	—
Other expenses, net	(12)	(10)	(14)

Loss before income taxes	(23,513)	(25,763)	(19,225)
Provision for income taxes	(23)	—	—

Net loss	(23,536)	(25,763)	(19,225)

Accretion of redeemable convertible preferred stock	(128)	(210)	(210)

Net loss attributable to common stockholders	$(23,664)	$(25,973)	$(19,435)

Net loss attributable to common stockholders per share—basic and diluted	$(1.84)	$(5.90)	$(4.78)

Weighted-average number of common shares used in computing net loss per share—basic and diluted	12,841,233	4,399,137	4,065,230

Carbonite, Inc.

Consolidated Statements of Redeemable and Convertible Preferred Stock and Stockholders’ Equity (Deficit) and Comprehensive Loss

	Series A-2 Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
	(In thousands, except share and per share data)
Balance at December 31, 2008	502,874	3,984	3,405,827	44,403	3,978,204	40	661	(32,397)	—	—	(31,696)
Issuance of common stock	—	—	—	—	55,500	1	70	—	—	—	71
Issuance of Series D convertible preferred stock, net of issuance costs of $76	—	—	563,822	19,173	—	—	—	—		—	—
Issuance of common stock in connection with stock option exercises	—	—	—	—	232,374	2	182	—	—	—	184
Accretion of redeemable convertible preferred stock to redemption value	—	210	—	—	—	—	—	(210)	—	—	(210)
Share-based compensation expense	—	—	—	—	—	—	390	—	—	—	390
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(19,225)	—	—	(19,225)	$(19,225)

Total comprehensive loss												$(19,225)

Balance at December 31, 2009	502,874	4,194	3,969,649	63,576	4,266,078	43	1,303	(51,832)	—	—	(50,486)
Issuance of Series D convertible preferred stock	—	—	21,968	750	—	—	—	—	—	—	—
Issuance of common stock in connection with stock option exercises	—	—	—	—	260,525	2	289	—	—	—	291
Accretion of redeemable convertible preferred stock to redemption value	—	210	—	—	—	—	—	(210)	—	—	(210)
Share-based compensation expense	—	—	—	—	—	—	542	—	—	—	542
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	3	3	$3
Net loss	—	—	—	—	—	—	—	(25,763)	—	—	(25,763)	(25,763)

Total comprehensive loss												$(25,760)

Balance at December 31, 2010	502,874	4,404	3,991,617	64,326	4,526,603	45	2,134	(77,805)	—	3	(75,623)
Issuance of common stock in connection with stock option exercises	—	—	—	—	825,302	8	982	—	—	—	990
Accretion of redeemable convertible preferred stock to redemption value	—	128	—	—	—	—	—	(128)	—	—	(128)
Repurchase of common stock	—	—	—	—	(2,009)	—	—	—	(22)	—	(22)
Share-based compensation expense	—	—	—	—	—	—	1,357	—	—	—	1,357
Issuance of common stock in connection with initial public offering, net of issuance costs of $2,995	—	—	—	—	6,303,973	63	55,569	—	—	—	55,632
Conversion of redeemable and convertible preferred stock into common stock	(502,874)	(4,532)	(3,991,617)	(64,326)	13,483,473	135	67,691	1,032	—	—	68,858
Reclassification of a warrant to purchase shares of redeemable and convertible preferred stock into a warrant to purchase common stock	—	—	—	—	—	—	74	—	—	—	74
Comprehensive loss:
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	—	—	(2)	(2)	$(2)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	2	2	2
Net loss	—	—	—	—	—	—	—	(23,536)	—	—	(23,536)	(23,536)

Total comprehensive loss												$(23,536)

Balance at December 31, 2011	—	$—	—	$—	25,137,342	251	$127,807	$(100,437)	$(22)	$3	$27,602

The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Operating activities
Net loss	$(23,536)	$(25,763)	$(19,225)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,870	5,060	2,977
Amortization of premium on investments	40	—	—
Share-based compensation expense	1,445	542	390
Warrant remeasurement	(8)	64	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(300)	(43)	(352)
Prepaid expenses and other current assets	(1,186)	(35)	129
Other assets	(112)	—	(5)
Accounts payable	1,935	2,383	354
Accrued expenses	833	531	952
Other long-term liabilities	203	131	91
Deferred revenue	20,388	15,578	13,743

Net cash provided by (used in) operating activities	7,572	(1,552)	(946)
Investing activities
Purchases of property and equipment	(13,544)	(10,652)	(7,099)
Proceeds from short-term investments	10,000	6,808	22,732
Purchases of short-term investments	(12,694)	(10,069)	(8,382)
Payment for acquisition, net of cash acquired	(1,949)	—	—

Net cash provided by (used in) investing activities	(18,187)	(13,913)	7,251
Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	—	750	19,173
Proceeds from issuance of common stock pursuant to exercise of stock options	990	291	184
Net proceeds from issuance of common stock	55,632	—	71
Repurchase of common stock	(22)	—	—

Net cash provided by financing activities	56,600	1,041	19,428

Effect of currency exchange rate changes on cash	2	3	—
Net increase (decrease) in cash	45,987	(14,421)	25,733
Cash, beginning of period	13,855	28,276	2,543

Cash, end of period	$59,842	$13,855	$28,276

Non cash investing and financing activities
Accretion of redeemable convertible preferred stock	$128	$210	$210
Acquisition of property and equipment included in accounts payable	$2,658	$855	$730
Conversion of redeemable and convertible preferred stock to common stock	$68,858	—	—
Conversion of a warrant to purchase convertible preferred stock to a warrant to purchase common stock	$74	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

Carbonite, Inc. (the “Company”) was incorporated in the State of Delaware on February 10, 2005, and focuses on the development and marketing of personal computer backup service that enables users to backup, access, and restore data files online.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

In addition, through its wholly owned subsidiary Carbonite (China) Co., Ltd. (“Carbonite China”), the Company effectively controls a variable interest entity (“VIE”), Pan Sheng An Xin Internet Technology Co., Ltd., which is incorporated under the laws of the People’s Republic of China. The People’s Republic of China restricts foreign ownership of internet-related service companies. To comply with these foreign ownership restrictions, the Company operates its business in China through this VIE. The Company has entered into certain exclusive agreements with the VIE and its shareholders through Carbonite China, which provides the ability to direct the VIE’s most significant economic activities and to receive a majority of VIE’s economic benefits.

Based on these contractual arrangements, the Company consolidates the VIE as required by Financial Accounting Standards Codification (“ASC”) 810-10, Consolidation, because the Company is the primary beneficiary of the VIE through Carbonite China. Despite the lack of majority ownership, there exists a parent-subsidiary relationship between the Company and the VIE through the aforementioned agreements, whereby the equity holders of the VIE effectively assigned all of their voting rights underlying their equity interest in the VIE to Carbonite China. In addition, the Company has the ability and intention to continue to exercise its rights to obtain substantially all of the profits and to absorb all of the expected losses of the VIE.

All intercompany accounts and transactions between the Company, its subsidiaries, and the VIE have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made.

Translation of Foreign Currencies

The functional currency of the Company’s foreign subsidiary and VIE are their local currency. The financial statements of the Company’s foreign subsidiary and VIE in China are translated into U.S. dollars. The Company translates the assets and liabilities of at the exchange rates in effect at period-end. Revenues and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are recorded to accumulated other comprehensive income (loss) included in stockholders’ deficit.

Carbonite, Inc.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash and cash equivalent and short-term investment balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. Cash equivalents and short-term investments consist of investment grade debt securities or money market funds investing in such securities.

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

Revenue Recognition

The Company derives revenue from online backup subscription services. These services are standalone independent service solutions, which are generally contracted for a one- to three-year term. Subscription arrangements include access to use the Company’s software via the internet. The Company recognizes revenue in accordance with ASC 605-10, Overall Revenue Recognition. Subscription revenue is recognized ratably on a daily basis upon activation over the subscription period, when persuasive evidence of an arrangement with a customer exists, the subscription period has been activated, the price is fixed or determinable, and collection is reasonably assured. Deferred revenues represent payments received from customers for subscription services prior to recognizing the revenue related to those payments.

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation.

Short-term investments in marketable securities are classified as available-for-sale and are recorded at fair value. Realized gains and losses are included in income. Unrealized gains and losses (excluding other-than-temporary impairments) are reported as a component of accumulated other comprehensive income (loss).

The Company reviews its investments for other-than-temporary impairment whenever evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. There were no other-than-temporary impairments during the year ended December 31, 2011.

Property and Equipment

Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Classification	Estimated Useful Life

Computer equipment	2 – 4 years
Software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life or remaining life of lease

Carbonite, Inc.

Impairment of Long-Lived Assets

The Company reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the recoverability of these assets is considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair value. The Company has not identified any impairment of its long-lived assets as of December 31, 2011, 2010 and 2009.

Goodwill and Acquired Intangible Assets

The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company performs its annual assessment for impairment of goodwill on November 30 and considers its business to be one reporting unit for the purpose of conducting this assessment. The assessment consists of estimating the fair value of the reporting unit (based on the Company’s market capitalization) and comparing this amount to the carrying value of the reporting unit (as reflected by the Company’s total stockholders’ equity). Based on the recent evaluation, the Company determined that its goodwill was not impaired.

Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. As the pattern of consumption of the economic benefits of the intangible assets cannot be reliably determined, the Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis.

Software and Website Development Costs

The Company follows the guidance of ASC 350-40, Internal Use Software and ASC 350-50, Website Development Costs, in accounting for its software and website development costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Because the Company believes the majority of its development efforts are categorized in operation stage (post-implementation), no costs have been capitalized to date. These costs are included in the accompanying statements of operations as research and development expense.

Advertising Expenses

The Company expenses advertising costs as incurred. During the years ended December 31, 2011, 2010, and 2009, the Company incurred approximately $25.1 million, $23.6 million, and $10.8 million of advertising expense, respectively, which is included in sales and marketing expense in the accompanying statements of operations.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company specifically analyzes historical bad debts, the aging of the accounts receivable, creditworthiness, and current economic trends, to evaluate the allowance for doubtful accounts. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted, and the potential for recovery is considered remote.

Carbonite, Inc.

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

Comprehensive Income (Loss)

All components of comprehensive income (loss) are required to be disclosed in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from nonowner sources. Accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains or losses on available-for-sale investments for all periods.

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment. The Company does not disclose geographic information for revenue and long-lived assets as revenue and long-lived assets located outside the United States do not exceed 10% of total revenue and total assets.

Accounting for Stock-Based Compensation

Stock-based compensation is recognized as an expense in the financial statements based on the grant date fair value of the stock awards granted. For awards that vest based on service conditions, the Company uses the straight-line method to allocate compensation expense to reporting periods over the requisite service period. The grant date fair value of options granted is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility, expected term and the fair value of the underlying common stock, among others.

Recently Issued and Adopted Accounting Standards

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income to provide companies with two options for presenting comprehensive income. Companies can present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance was effective for the Company on January 1, 2012. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, the Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard was effective for the Company on January 1, 2012. The

Carbonite, Inc.

Company does not believe that the adoption of this amendment will have a material impact on the Company’s financial position or results of operations.

3. Net Loss per Share

The Company calculates basic and diluted net loss per share of common stock by dividing the net loss adjusted for the dividend on the redeemable convertible preferred stock by the weighted average number of shares of common stock outstanding during the period. The Company has excluded (a) all unvested restricted shares of common stock that are subject to repurchase and (b) the Company’s other potentially dilutive shares, which include redeemable and convertible preferred stock, a warrant for redeemable convertible preferred stock, and outstanding options to purchase common stock, from the weighted average number of shares of common stock outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses. The Company’s redeemable and convertible preferred stock are participating securities as defined by ASC 260-10, Earnings Per Share, but are excluded from the earnings per share calculation as they do not have an obligation to share in the Company’s net losses.

The Company’s net loss per share is calculated as follows (in thousands, except per share data):

	2011	2010	2009
Net loss	$(23,536)	$(25,763)	$(19,225)
Accretion of redeemable convertible preferred stock	(128)	(210)	(210)

Net loss attributable to common stockholders	$(23,664)	$(25,973)	$(19,435)

Weighted-average number of shares of common stock, basic and diluted	12,841	4,399	4,065

Net loss per share attributable to common stockholders, basic and diluted	$(1.84)	$(5.90)	$(4.78)

The following potentially dilutive shares of common stock have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2011, 2010, and 2009 as they would be anti-dilutive (in thousands):

	Years Ended December 31,
	2011	2010	2009
Redeemable and convertible preferred stock	—	13,483	13,418
Options to purchase common stock	2,867	2,473	2,598
Restricted shares of common stock	9	27	47
Warrant	11	11	11

Total	2,887	15,994	16,074

4. Short-term Investments and Fair Value of Financial Instruments

At December 31, 2011, the Company’s short-term investments consisted of marketable securities with maturities within one year as follows (in thousands):

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$12,686	—	$(2)	$12,684

Total	$12,686	—	$(2)	$12,684

Carbonite, Inc.

At December 31, 2010, the Company’s short-term investments consisted of a bank issued certificate of deposit.

The Company applies the guidance in ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”), which provides that fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$40,943	—	—	$40,943	—	—	—	—
Short-term investments — U.S. agency securities	—	12,684	—	12,684	—	—	—	—
Short-term investments — bank certificate of deposit	—	—	—	—	—	$10,000	—	$10,000

Total	$40,943	$12,684	—	$53,627	—	$10,000	—	$10,000

Refer to Note 8 for Preferred Stock warrant liability.

5. Acquisition, Goodwill, and Acquired Intangible Assets

In June 2011, the Company acquired substantially all of the assets of Phanfare, Inc., for $1.9 million, net of cash acquired, and the assumption of certain liabilities. Phanfare’s service enables users to create, maintain, and share online photo and video albums. The Company maintains the former service, employees, and office location of Phanfare.

The results of operations for the acquisition have been included in the Company’s operations since the date of acquisition and were not material for the periods presented.

Carbonite, Inc.

The acquisition of Phanfare has been accounted for as a purchase of a business and, accordingly, the total purchase price has been allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. As a result of the acquisition of Phanfare, the Company recorded goodwill in the amount of $1.5 million and identifiable intangible assets of $1.2 million. These identified intangible assets will be amortized on a straight-line basis over their estimated useful lives.

As of December 31, 2011, purchased intangible assets consist of the following (in thousands):

	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	5 years	$880	$102	778
Customer relationships	3 years	180	35	145
Non-Compete agreements	5 years	150	18	132

		$1,210	$155	$1,055

The Company recorded amortization expense of $0.2 million for the year ended December 31, 2011 and future estimated amortization expense of acquired intangibles is as follows (in thousands):

2012	$266
2013	266
2014	231
2015	206
2016	86

$1,055

6. Property and Equipment

Property and equipment consists of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Computer equipment	$36,633	$24,420
Software	1,239	650
Furniture and fixtures	512	302
Leasehold improvements	800	277

Total property and equipment	39,184	25,649
Less accumulated depreciation	(17,536)	(9,831)

Property and equipment, net	$21,648	$15,818

Depreciation expenses were $7.7 million, $5.1 million, and $3.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2011	2010
Accrued compensation	$2,706	$1,501
Accrued media spend	1,223	1,410
Accrued other expenses	1,070	1,036

Total accrued expenses	$4,999	$3,947

Carbonite, Inc.

8. Redeemable and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Initial Public Offering

In August 2011, the Company closed its initial public offering (“IPO”) of 7,187,500 shares of common stock at a price of $10.00 per share, including 937,500 shares of common stock pursuant to exercise of the underwriters’ option to purchase additional shares. Of the total shares of common stock sold in the IPO, 6,303,973 shares were sold by the Company and 883,527 were sold by selling stockholders. The Company received aggregate proceeds of $58.6 million, net of underwriters’ discounts and commissions, but before deducting offering expenses of approximately $3.0 million. Upon the closing of the IPO, the Company’s outstanding shares of redeemable and convertible preferred stock (“Preferred Stock”) converted into 13,483,473 shares of common stock and all outstanding warrants to purchase Preferred Stock converted into warrants to purchase 11,316 shares of common stock. Also simultaneously with the closing of the IPO, the Company’s charter was amended and restated to authorize 45,000,000 shares of common stock, par value $0.01 per share, and 6,000,000 shares of preferred stock, par value $0.01 per share, all of which preferred stock is undesignated.

Stock Split

In December 2009, the Board of Directors and shareholders approved a 3 for 1 stock split of the Company’s common stock. As a result of this action, every share of common stock (including all authorized, issued and outstanding shares of common stock and all outstanding warrants and options to purchase shares of common stock) was split into three shares of common stock bearing the same par value. All of the Company’s authorized, issued, and outstanding shares of common stock (including all outstanding warrants and options to purchase shares of common stock) since inception, have been restated in these financial statements to reflect the effect of the common stock split.

Redeemable and Convertible Preferred Stock

Prior to the Company’s IPO, at which time all shares of Preferred Stock were converted into shares of common stock, the Company’s Preferred Stock consisted of the following (in thousands, except share and per share amounts):

December 31, 2010
Redeemable convertible preferred stock:
Series A-2, $0.01 par value; 506,646 shares authorized, 502,874 shares issued and outstanding, at redemption value (liquidation value of approximately $4.4 million)	$4,404

Convertible preferred stock:
Series A, $0.01 par value; 421,210 shares authorized, issued, and outstanding (liquidation value of approximately $2.4 million)	$1,793
Series A-1, $0.01 par value; 194,319 shares authorized, issued, and outstanding (liquidation value of approximately $1.1 million)	815
Series B, $0.01 par value; 1,259,319 shares authorized, issued, and outstanding (liquidation value of approximately $18.6 million)	15,200
Series B-2, $0.01 par value; 395,100 shares authorized and 368,400 shares issued and outstanding (liquidation value of approximately $6.4 million)	5,401
Series C, $0.01 par value; 1,206,802 shares authorized and 1,162,579 shares issued and outstanding (liquidation value of approximately $24.2 million)	21,194
Series D, $0.01 par value; 585,790 shares authorized and 563,822 and 585,790 shares issued and outstanding (liquidation value of approximately $21.2 million)	19,923

$64,326

Carbonite, Inc.

Prior to the Company’s IPO and the related conversion of all shares of Preferred Stock into shares of common stock, the rights, privileges, and preferences of the Preferred Stock were as follows:

Dividends

The holders of Preferred Stock were entitled to receive, out of funds lawfully available, dividends, when, as and if they were declared by the Board, at an annual rate per share, without compounding, equal to 6% of the original purchase price. Dividends accrued, whether or not declared, and were cumulative and payable upon the occurrence of a liquidation event for all Preferred Stock, as well as upon redemption for Series A-2. Therefore, dividends were accreted on the Series A-2 such that it was presented at redemption value. No dividends were declared through the date on which the Preferred Stock was converted into common stock.

Redemption

Holders of Series A-2 could have elected to have their shares redeemed at any time after December 31, 2012, upon written request to the Company. The redemption amount would have been the original issue price, plus any accrued but unpaid dividends. Dividends were accreted on Series A-2 such that it was presented at redemption value. Upon conversion of the Series A-2 to common stock, all accrued dividends were reversed through accumulated deficit.

Additional Rights, Preferences, and Privileges

In addition to those rights described above and the registration rights described below, the holders of the Company’s Preferred Stock had certain voting rights, liquidation preferences, and conversion privileges. All rights, preferences and privileges associated with the Preferred Stock, other than the registration rights described below, were terminated at the time of the Company’s IPO in conjunction with the conversion of all outstanding shares of Preferred Stock into shares of common stock.

Registration Rights

Pursuant to an investors’ rights agreement, the holders of the Company’s common stock that resulted from the conversion of the Preferred Stock have certain registration rights. The holders have the right to demand that the Company register such shares of common stock pursuant to the Securities Act of 1933, as amended. Subject to certain limitations, the Company shall bear the fees, costs and expenses of such registration, other than underwriting discounts and commissions. The Company is not required to settle such registration rights by delivery of registered shares or by a net cash settlement.

Warrants

In October 2006, in connection with a commercial line of credit, the Company issued a warrant to purchase shares of Series A-2, which, at the time of the Company’s IPO, was converted into a warrant to purchase 11,316 shares of common stock at a price of $2.32 per share (the “Warrant”). The Warrant is exercisable at any time through expiration in October 2013. The Company valued the Warrant at the date of grant at $18 thousand, and recorded the fair value of the Warrant as a charge to interest expense. The Company remeasured the fair value of the Warrant each reporting period in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, resulting in a fair value of $82 thousand as of December 31, 2010, which was recorded in other long-term liabilities. At the time of conversion of the Warrant in connection with the Company’s IPO, the fair value of the Warrant was $74 thousand, which was reclassified as a component of additional paid-in capital. No portion of the Warrant has been exercised as of December 31, 2011.

Carbonite, Inc.

9. Stock-based Awards

The Company’s 2005 Stock Incentive Plan (the “2005 Plan”) provided for granting of incentive stock options, non-qualified options, restricted stock, or other awards to the Company’s employees, officers, directors, and outside consultants up to an aggregate of 3,601,551 shares of the Company’s common stock. In conjunction with the effectiveness of the 2011 Equity Award Plan (the “2011 Plan”), the Board of Directors voted that no further stock options or other equity-based awards would be granted under the 2005 Plan.

In 2011, the Company’s Board of Directors and stockholders adopted the 2011 Plan, which became effective concurrently with the consummation of the Company’s IPO on August 11, 2011. The 2011 Plan provides for the issuance of stock options, restricted stock, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the plan, the Company reserved 1,662,000 shares of common stock for issuance under the 2011 Plan. On January 1st of each year, beginning on January 1, 2012, the number of shares reserved under the 2011 Plan will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s Board of Directors.

As of December 31, 2011, 794,800 shares of common stock were available for future grant under the 2011 Plan.

Share-based compensation is reflected in the consolidated statement of operations as follows for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cost of revenues	$207	$45	$35
Research and development	511	171	88
General and administrative	346	227	188
Sales and marketing	381	99	79

	$1,445	$542	$390

Stock Options

Stock options granted to employees generally vest over a three- or four-year period, and expire ten years from the date of grant. Certain option awards provide for accelerated vesting if there is a change of control, as defined in the 2005 Plan or 2011 Plan, as applicable. The Company has generally granted stock options at exercise prices not less than the fair market value of its common stock on the date of grant.

The Company records compensation expense related to stock options based on the estimated fair value of the stock option on the date of grant amortized over the service periods for the individual awards, which generally equals the vesting periods. The Company uses the straight-line amortization method for recognizing stock-based compensation expenses.

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective estimates and assumptions, including the estimated fair value of the Company’s common stock. Following its IPO, the Company used the quoted market price of its common stock to establish fair value of the common stock underlying stock options. Prior to the IPO, because there was no public market for the Company’s common stock, the Company’s Board of Directors determined the fair value of the Company’s common stock with input from management, based on the report of an unrelated third-party valuation specialist.

Carbonite, Inc.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model, which further requires the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield.

The assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the years ended December 31, 2011, 2010, and 2009:

	Years Ended December 31,
	2011	2010	2009
Weighted-average fair value of common stock	$12.20	$7.32	$2.08
Risk-free interest rate	2.12% to 2.4%	1.45% to 3.04%	2.09% to 3.04%
Expected dividend yield	—%	—%	—%
Expected volatility	53% to 62%	61% to 64%	70% to 74%
Expected term (in years)	5.8 to 6.1	6.1	5 to 6.1

Risk-Free Interest Rate

The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options.

Expected Dividend Yield

The Company has not paid, and does not anticipate paying, cash dividends on shares of common stock; therefore, the expected dividend yield is assumed to be zero in the option valuation model.

Expected Volatility

Until the Company’s IPO, as there had been no public market for the Company’s common stock, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. Beginning at the time of the Company’s IPO, the expected volatility of options granted has been determined using a combination of the historical volatility measures of this peer group of companies for a period equal to the expected term of the option.

Expected Term

The Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. As a result, for stock option grants made during the years ended December 31, 2011, 2010, and 2009 the expected term was estimated using the “simplified method.” The simplified method is based on the average of the vesting tranches and the contractual life of each grant.

Forfeitures

The Company is required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures, and records stock-based compensation expense only for those awards that are expected to vest.

Carbonite, Inc.

The following table summarizes stock option activity under the 2005 and 2011 Plans:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (2)
Outstanding at December 31, 2010	2,472,848	$2.11	7.15	$22,222

Granted	1,269,550	$12.14
Exercised	(825,302)	$1.20
Canceled	(49,786)	$6.30

Outstanding at December 31, 2011	2,867,310	$6.74	8.41	$12,491

Exercisable at December 31, 2011	909,163	$2.11	6.89	$8,169

Vested and expected to vest at December 31, 2011(1)	2,867,310	$6.74	8.41	$12,491

(1)	Represents the number of vested stock options as of December 31, 2011, plus the number of unvested stock options expected to vest as of December 31, 2011, based on the unvested stock options outstanding at December 31, 2011, adjusted for estimated forfeitures.
(2)	The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock on December 31, 2010 and market value of the of the Company’s common stock on December 31, 2011.

The weighted-average grant date fair value of options granted to employees during the years ended December 31, 2011, 2010, and 2009 was $6.47, $4.68, and $2.08 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was approximately $8.0 million, $1.2 million, and $0.1 million, respectively.

At December 31, 2011 and 2010, there were approximately $9.4 million and $2.9 million of unrecognized stock-based compensation cost, net of estimated forfeitures, respectively, related to unvested stock options which is expected to be recognized over a weighted-average period of 2.96 and 3.48 years, respectively. The total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.

Incentive Unit Agreements

In 2011, the Company’s Board of Directors adopted the Incentive Unit Plan, which provides up to an aggregate of 60,000 incentive units (“Units”) to certain employees of its subsidiary in China to afford these employees the benefit of any appreciation in the value of the Company. The Units have a five year term and vest upon a performance condition, which has been satisfied, and a service period of up to four years. Upon vesting, the recipients of Units are entitled to a cash bonus based on the difference between the fair value of the Company’s stock and the base value set forth in their respective Incentive Units Agreements. As of December 31, 2011, 39,250 Units are outstanding with a weighted average base value of $8.58. These outstanding Units are being accounted for as liability awards and the liability for such awards was $0.1 million at December 31, 2011. In January 2012, the Board of Directors determined to cease to issue any further grants pursuant to the Incentive Unit Plan.

Restricted Stock

In 2009, the Company sold an aggregate of 72,000 shares of common stock at the fair value of $1.31 per share to non-employee members of the Board of Directors under restricted stock agreements in accordance with the terms of the Company’s 2005 Plan. During 2009, due to the departure of one board member, 18,000 of these shares were forfeited. The restricted stock vests ratably over three years from the grant date. In the event that a

Carbonite, Inc.

member of the Board of Directors ceases to serve on the Company’s Board of Directors for any reason, with or without cause, the Company has the right to repurchase some or all of the unvested shares at the fair values on the dates of issuance.

The fair value of the restricted shares is based on the fair value of the Company’s common stock on the date of grant. Stock-based compensation expense related to restricted shares is recognized on a straight-line basis over the requisite service period. There are no performance-based measures.

Unvested share activity for the year ended December 31, 2011 is presented below:

	Shares	Weighted- Average Grant Date Fair Value per Share
Unvested shares outstanding at December 31, 2010	27,000	0.00

Granted	—	—
Vested	(18,000)	0.00
Forfeited	—	—

Unvested shares outstanding at December 31, 2011	9,000	$0.00

10. Income Taxes

The domestic and foreign components of loss before provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Domestic	$(22,562)	$(25,666)	$(19,225)
Foreign	(951)	(97)	—

Total	$(23,513)	$(25,763)	$(19,225)

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year Ended December 31,
	2011	2010	2009
Expected income tax benefit using U.S. federal statutory rate	34.0%	34.0%	34.0%
Change in the valuation allowance	(32.4)	(33.3)	(33.3)
Other	(1.7)	(0.7)	(0.7)

	(0.1)%	0.0%	0.0%

Carbonite, Inc.

Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2011	2010
Net operating loss carryforwards	$34,411	$28,693
Research and development tax credit carryforwards	2,395	1,389
Deferred revenue	3,970	1,785
Depreciation	(878)	(811)
Other	225	188

Net deferred tax assets	40,123	31,244
Deferred tax asset valuation allowance	(40,146)	(31,244)

Net deferred tax liability	$(23)	$—

For the year ended December 31, 2011, the Company recorded a tax provision of $23 thousand related to tax amortization of goodwill. The Company did not provide for income taxes in the years ended December 31, 2010 and 2009 due to net losses. As of December 31, 2011, the Company had U.S. federal, state, and foreign net operating loss carryforwards of $89.0 million, $83.9 million and $1.0 million, respectively. Included in the federal net operating loss carryforward is $1.6 million that relates to excess tax deductions from share-based payments, the tax benefit of which will be recorded as an increase in additional paid-in capital when the deductions reduce current taxes payable. As of December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $72.6 million and $72.4 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in the year 2026 through 2032. State net operating loss carryforwards will expire at various dates beginning in 2012 through 2017. At December 31, 2011 and 2010, the Company had approximately $2.4 million and $1.4 million, respectively, of federal and state research and development tax credit carryforwards available to reduce future income taxes payable, which will expire at various dates beginning in the year 2023 through 2032.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at December 31, 2011 and 2010. The valuation allowance increased approximately $8.9 million and $10.1 million during the years ended December 31, 2011 and 2010, respectively, due primarily to the increase in the net operating loss carryforwards and research and development tax credits.

Future changes in Company ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company performed an analysis of its changes in ownership through December 31, 2011 and has adjusted its net operating loss carryforwards and research and development credit carryforwards to reflect the current usage limitations.

The Company’s reserves related to taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be

Carbonite, Inc.

realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2011 and 2010, the Company had no unrecognized tax benefits.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations.

The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ending December 31, 2008, 2009, 2010, and 2011, although carryforward attributes that were generated prior to tax year 2008 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress.

11. Commitments and Contingencies

Operating Leases

The Company leases various facilities under leases that expire at varying dates through 2016. Certain of these leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, and maintenance.

The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters) Lewiston, Maine, Princeton, New Jersey, and Beijing, China, expiring in 2016 or earlier. The Company has lease agreements to rent data center space in Boston, Massachusetts, Wakefield, Massachusetts and Phoenix, Arizona, expiring in 2016 or earlier. The terms of the several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments and rent is being recognized on a straight-line basis over the terms of the leases. At December 31, 2011 and 2010, $0.4 million and $0.2 million, respectively, are included in accrued expenses and other long-term liabilities related to the deferred rent.

The Company also maintains a hosting service agreement with a third-party data center vendor that is subject to annual renewal and a 120 day cancellation right.

Future non-cancellable minimum lease payments under all operating leases as of December 31, 2011, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases	Total
2012	$1,234	$1,932	$3,166
2013	1,531	1,802	3,333
2014	1,279	1,340	2,619
2015	1,368	1,221	2,589
2016	1,408	63	1,471

	$6,820	$6,358	$13,178

Carbonite, Inc.

Other Non-cancellable Commitments

As of December 31, 2011, the Company had non-cancelable commitments of $5.1 million payable in 2012, and $0.7 million payable in 2013, and $0.3 million payable in 2014, primarily consisting of marketing and technology services contracts.

Litigation

In August 2010, Oasis Research, LLC (“Oasis Research”) filed a lawsuit against the Company and many other companies in the U.S. District Court for the Eastern District of Texas, alleging, with respect to the Company, that the Company’s online backup storage services infringe four patents held by Oasis Research. Oasis Research seeks an award for damages in an unspecified amount. The Company expects that a trial date will be set for late 2012 or early 2013. Neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. The Company intends to defend itself vigorously.

In the ordinary course of business the Company is involved in litigation incidental to its business; however, the Company’s management is not aware of any pending legal proceeding or other loss contingency, whether asserted or unasserted, affecting the Company for which it might become liable or the outcome of which management expects to have a material impact on the Company.

12. Retirement Plan

The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status and age requirements. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company did not contribute to this plan for the years ended December 31, 2011, 2010, and 2009. Effective January 1, 2012, the Company has elected to make a matching contribution of up to 4% of each employee’s wages.

13. Related Party Transactions

One investor in certain of the Company’s perferred stock financings is also the Company’s Assistant Secretary and primary outside legal counsel. Legal fees paid to this firm totaled $4.2 million, $1.1 million and $0.5 million for the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011 and 2010, the Company had outstanding payables and accruals to the legal firm of $0.4 million and $0.5 million, respectively.

In December 2011, in connection with an employee/affiliate exercise of stock options, the Company remitted $0.1 million on such employee/affiliate’s behalf for payroll taxes. The Company was reimbursed in full in January 2012.

14. Revolving Credit Facility

The Company maintains a revolving line of credit with a bank pursuant to which the Company may borrow up to $15 million through August 31, 2012. Advances under the line of credit bear interest on the outstanding daily balance, at an annual rate equal to the lender’s prime reference rate plus 1%. The Company has pledged its accounts receivable, equipment, and shares of its subsidiaries to the lender to secure its obligations under the credit facility, and has also agreed not to grant a security interest in or pledge its intellectual property to any third party. The credit facility contains customary events of default, conditions to borrowings and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make distributions to stockholders, make investments, or enter into certain types of

Carbonite, Inc.

related party transactions. The credit facility also includes financial and other covenants including covenants to maintain a minimum adjusted net worth, a minimum number of total subscribers, and a minimum cash deposit with the bank. To date, the Company has not borrowed any amounts under this $15 million revolving line of credit.

15. Quarterly information (Unaudited)

Quarterly results of operations are as follows (in thousands, except per share amounts):

	For the three months ended:
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
Statements of Operations Data:
Revenue	$17,344	$15,926	$14,399	$12,843	$11,556	$10,322	$9,062	$7,632
Gross profit	10,562	9,817	8,753	8,178	6,982	6,061	5,092	4,144
Loss from operations	(6,101)	(7,438)	(4,662)	(5,353)	(4,967)	(6,695)	(5,942)	(8,292)
Net loss	(6,131)	(7,416)	(4,652)	(5,337)	(4,992)	(6,658)	(5,894)	(8,219)
Basic and Diluted net loss per share	$(0.24)	$(0.47)	$(0.93)	$(1.09)	$(1.13)	$(1.52)	$(1.35)	$(1.91)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financing Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2012 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated in this Annual Report on Form 10-K by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at http://investor.carbonite.com/governance.cfm.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of The NASDAQ Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page 50 of this Annual Report on Form 10-K, which is incorporated into this Item by reference.

(a)(3) Exhibits

See Exhibit Index to this Annual Report on Form 10-K, which is incorporated into this Item by reference. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b) Exhibits

See Exhibit Index to this Annual Report on Form 10-K, which is incorporated into this Item by reference.

(c) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated: March 7, 2012	By:	/s/ David Friend
David Friend
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Friend and Andrew P. Keenan, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Carbonite, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Friend David Friend	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2012

/s/ Andrew P. Keenan Andrew P. Keenan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2012

/s/ Jeffry Flowers Jeffry Flowers	Director	March 7, 2012

/s/ Gary Hromadko Gary Hromadko	Director	March 7, 2012

/s/ Charles Kane Charles Kane	Director	March 7, 2012

/s/ Todd Krasnow Todd Krasnow	Director	March 7, 2012

/s/ William G. Nelson William G. Nelson	Director	March 7, 2012

/s/ Pravin Vazirani Pravin Vazirani	Director	March 7, 2012

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Carbonite, Inc.
3.2(2)	Amended and Restated By-Laws of Carbonite, Inc.
4.1(3)	Form of Common Stock Certificate.
4.2(4)	Third Amended and Restated Investors’ Rights Agreement by and among Carbonite, Inc. and the persons and entities listed on Exhibit A attached thereto, dated as of December 24, 2009.
10.1(2)#	Amended and Restated 2005 Stock Incentive Plan and Form of Incentive Stock Option Agreement, Nonqualified Stock Option Agreement, and Stock Restriction Agreement under the Amended and Restated 2005 Stock Incentive Plan.
10.2(2)#	2011 Equity Award Plan and Form of Incentive Stock Option Agreement, Nonqualified Stock Option Agreement, and Stock Restriction Agreement under the 2011 Equity Award Plan.
10.3(4)#	Form of Indemnification Agreement by and between Carbonite, Inc. and each of its directors and executive officers.
10.4(4)#	Severance Agreement with David Friend, dated as of May 3, 2011.
10.5(4)#	Severance Agreement with Jeffry Flowers, dated as of May 4, 2011.
10.6(4)#	Offer and Employment Agreement with Andrew Keenan, dated as of April 27, 2007.
10.6.A(4)#	Amendment to Offer and Employment Agreement with Andrew Keenan, dated as of May 5, 2011.
10.7(4)#	Offer Letter with Swami Kumaresan, dated as of September 7, 2007.
10.7.A(4)#	Amendment to Offer Letter with Swami Kumaresan, dated as of April 18, 2011.
10.8(4)	Office Lease with Trustees of Church Realty, dated as of June 25, 2009.
10.9(4)	Office Lease with Church Realty Trust, dated as of May 20, 2010.
10.10(4)	Colocation/Interconnection License with Markley Boston, LLC, dated as of August 20, 2006.
10.10.A(4)	First Amendment to Colocation/Interconnection License with Markley Boston, LLC, dated as of October 31, 2006.
10.10.B(4)	Second Amendment to Colocation/Interconnection License with Markley Boston, LLC, dated as of January 9, 2008.
10.10.C(4)	Third Amendment to Colocation/Interconnection License with Markley Boston, LLC, dated as of October 31, 2008.
10.11(4)	Master Services Agreement with Internap Network Services, Corp., executed on or about December 3, 2008.
10.12(4)	Loan and Security Agreement with Comerica Bank, dated as of May 11, 2011.
10.13(5)	Commercial Lease with Lewiston Properties, LLC, dated as of May 13, 2011.
10.14(5)	Turn Key Datacenter Lease with GIP Wakefield, LLC, dated as of June 3, 2011.
10.15(3)	Carbonite (China) Co., Ltd. Incentive Unit Plan and Form of Incentive Units Agreement under the Incentive Unit Plan.
10.16(6)	Offer Letter with Oussama El-Hilali, dated as of August 11, 2011.
10.17†	Turn Key Datacenter Lease with Digital Phoenix Van Buren, LLC, dated as of November 29, 2011.
21.1	List of subsidiaries.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature pages to this Annual Report on Form 10-K).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Filed as the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011, and incorporated herein by reference.

(2) Filed as the same numbered exhibit to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 13, 2011, and incorporated herein by reference.

(3) Filed as the same numbered exhibit to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 25, 2011, and incorporated herein by reference.

(4) Filed as the same numbered exhibit to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 12, 2011, and incorporated herein by reference.

(5) Filed as the same numbered exhibit to Amendment No. 1 Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 15, 2011, and incorporated herein by reference.

(6) Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011, and incorporated herein by reference.

# Indicates a management contract or compensatory plan.

* These certificates are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language in any filings.

† Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

+ In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.