Form 10-Q
period 2012-03-31
Carbonite Inc
filed 2012-05-03
CIK 1340127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35264

CARBONITE, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1111329
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

177 Huntington Avenue Boston, Massachusetts	02115
(Address of principal executive offices)	(Zip Code)

(617) 587-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2012, there were 25,413,347 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Carbonite, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
(In thousands, except share and per share amounts)

Assets
Current assets:
Cash and cash equivalents	$58,013	$59,842
Marketable securities	10,091	12,684
Accounts receivable, net of allowance	1,169	944
Prepaid expenses and other current assets	2,161	1,730

Total current assets	71,434	75,200
Property and equipment, net	24,237	21,648
Other assets	175	189
Acquired intangible assets, net	988	1,055
Goodwill	1,514	1,514

Total assets	$98,348	$99,606

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,813	$6,858
Accrued expenses	7,233	4,999
Current portion of deferred revenue	50,254	44,505

Total current liabilities	62,300	56,362
Deferred revenue, net of current portion	15,389	15,191
Other long-term liabilities	772	451
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 25,411,472 and 25,137,342 outstanding at March 31, 2012 and December 31, 2011, respectively	254	251
Additional paid-in capital	129,200	127,807
Accumulated deficit	(109,553)	(100,437)
Treasury stock, at cost (2,009 shares)	(22)	(22)
Accumulated other comprehensive income	8	3

Total stockholders’ equity	19,887	27,602

Total liabilities and stockholders’ equity	$98,348	$99,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011
(In thousands, except share and per share amounts)
Revenue	$18,547	$12,843
Cost of revenue	6,785	4,665

Gross profit	11,762	8,178

Operating expenses:
Research and development	4,840	3,451
General and administrative	2,236	1,320
Sales and marketing	12,615	8,760
Lease exit charge	1,174	—

Total operating expenses	20,865	13,531

Loss from operations	(9,103)	(5,353)
Interest and other income (expense), net	(3)	16

Loss before income taxes	(9,106)	(5,337)
Provision for income taxes	(10)	—

Net loss	(9,116)	(5,337)

Accretion of redeemable convertible preferred stock	—	(53)

Net loss attributable to common stockholders	$(9,116)	$(5,390)

Basic and diluted net loss per share attributable to common stockholders	$(0.36)	$(1.09)

Weighted-average number of common shares used in computing basic and diluted net loss per share	25,226,515	4,962,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2012	2011
(In thousands)

Net loss	$(9,116)	$(5,337)
Other comprehensive income:
Net unrealized gains on marketable securities	1	—
Foreign currency translation adjustments	4	1

Total other comprehensive income	5	1

Total comprehensive loss	$(9,111)	$(5,336)

The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
(In thousands)

Operating activities
Net loss	$(9,116)	$(5,337)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,404	1,638
Amortization of premium on marketable securities	62	—
Stock-based compensation expense	956	224
Provision for (recovery of) bad debt	48	(1)
Non-cash lease exit charge	1,017	—
Re-measurement of preferred stock warrant liability	—	14
Changes in assets and liabilities:
Accounts receivable	(273)	(55)
Prepaid expenses and other current assets	(399)	(842)
Other assets	14	(374)
Accounts payable	(2,045)	(1,252)
Accrued expenses	1,509	947
Other long-term liabilities	21	19
Deferred revenue	5,947	6,153

Net cash provided by operating activities	145	1,134

Investing activities
Purchases of property and equipment	(4,926)	(4,459)
Proceeds from maturities of marketable securities	2,500	—

Net cash used in investing activities	(2,426)	(4,459)

Financing activities
Proceeds from exercise of stock options	448	638
Repurchase of common stock	—	(22)

Net cash provided by financing activities	448	616

Effect of currency exchange rate changes on cash	4	1
Net decrease in cash	(1,829)	(2,708)
Cash and cash equivalents, beginning of period	59,842	13,855

Cash and cash equivalents, end of period	$58,013	$11,147

Non-cash investing and financing activities
Accretion of redeemable convertible preferred stock	$—	$53

The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of Business

Carbonite, Inc. (the “Company”) was incorporated in the State of Delaware on February 10, 2005, and focuses on the development and marketing of computer backup services that enable users to backup, access, and restore data files online.

The Company views its operations and manages its business in one operating segment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

In addition, through its wholly owned subsidiary Carbonite (China) Co., Ltd. (“Carbonite China”), the Company effectively controls a variable interest entity (“VIE”), PanSheng AnXin Network Information Technology Co., Ltd., which is incorporated under the laws of the People’s Republic of China. The People’s Republic of China restricts foreign ownership of internet-related service companies. To comply with these foreign ownership restrictions, the Company operates its business in China through this VIE. The Company has entered into certain exclusive agreements with the VIE and its shareholders through Carbonite China, which provide the ability to direct the VIE’s most significant economic activities and to receive a majority of the VIE’s economic benefits.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed on March 7, 2012.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the periods presented. The results for the periods presented are not necessarily indicative of future results.

Carbonite, Inc.

Notes to Condensed Consolidated Financial Statements

Use of Estimates

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

Translation of Foreign Currencies

The functional currency of the Company’s foreign subsidiary and VIE are their local currency. The financial statements of the Company’s foreign subsidiary and VIE in China are translated into U.S. dollars. The Company translates assets and liabilities at the exchange rates in effect at period-end and revenues and expenses at the average exchange rates in effect during the period. Gains and losses from foreign currency translation are recorded as a component of other comprehensive income (loss).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash and cash equivalents and marketable securities with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. Cash equivalents and marketable securities consist of investment grade debt securities or money market funds investing in such securities.

The Company sells its services primarily to consumer and small business customers. Payment for the majority of the Company’s sales occurs via credit card. The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. For the periods presented, no customer represented 10% or more of accounts receivable or revenue.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) as well as other changes in stockholders’ equity that result from transactions and other economic events from non-owner sources. The Company’s only elements of other comprehensive income consist of foreign currency translation adjustments and unrealized gains or losses on available-for-sale investments for all periods.

Carbonite, Inc.

Notes to Condensed Consolidated Financial Statements

Revenue Recognition

The Company derives revenue from online backup subscription services. These services are standalone independent service solutions, which are generally contracted for a one- to three-year term. Subscription arrangements include access to use the Company’s services via the internet. The Company recognizes revenue in accordance with ASC 605-10, Overall Revenue Recognition. Subscription revenue is recognized ratably on a daily basis upon activation over the subscription period, when persuasive evidence of an arrangement with a customer exists, the subscription period has been activated, the price is fixed or determinable, and collection is reasonably assured. Deferred revenues represent payments received from customers for subscription services prior to recognizing the revenue related to those payments.

Lease Exit Charge

In March 2012, the Company closed its Boston, Massachusetts data center and transitioned the computer equipment and operations to its other Massachusetts data centers. This facility closure was accounted for in accordance with ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which the Company recorded a charge of $1.2 million, of which $0.2 million was paid to relocate the Company’s computer equipment and $1.0 million was accrued related to the fair value of the remaining lease payments as of the date of the closure. The fair value of the remaining lease payments was determined based upon the discounted present value of remaining data center lease payments through the August 2013 lease expiration. At March 31, 2012, $0.7 million and $0.3 million related to the fair value of the remaining lease payments are included within accrued expenses and other long-term liabilities, respectively.

Goodwill and Acquired Intangible Assets

The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently, if facts and circumstances warrant a review. The Company performs its annual assessment for impairment of goodwill on November 30th and considers its business to be one reporting unit for the purpose of conducting this assessment. In its assessment, the Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative analysis. If qualitative factors indicate that it is more likely than not that an impairment has occurred, the Company is required to conduct a quantitative assessment by estimating the fair value of the reporting unit (based on the Company’s market capitalization) and comparing this amount to the carrying value of the reporting unit (as reflected by the Company’s total stockholders’ equity). Based on the recent evaluation, the Company determined that its goodwill was not impaired.

Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. As the pattern of consumption of the economic benefits of the intangible assets cannot be reliably determined, the Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis.

Carbonite, Inc.

Notes to Condensed Consolidated Financial Statements

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

Accounting for Stock-Based Compensation

Stock-based compensation is recognized as an expense in the financial statements based on the grant date fair value of the stock awards granted. For awards that vest based on service conditions, the Company uses the straight-line method to allocate compensation expense for awards expected to vest over the requisite service period of those awards. The grant date fair value of options granted is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility, expected term, risk-free interest rate, and expected dividend yield.

Recently Issued Accounting Standards

Effective January 1, 2012, the Company adopted ASU No. 2011-08, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

Effective January 1, 2012, the Company adopted new guidance applicable to comprehensive income. Under this guidance, the Company can present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, adoption did not have an effect on the Company’s consolidated financial statements.

In December 2011, the FASB indefinitely deferred the amendment’s requirement to present reclassification adjustments of other comprehensive income by line item on the face of the income statement.

Carbonite, Inc.

Notes to Condensed Consolidated Financial Statements

3. Net Loss per Share

The Company calculates basic and diluted net loss per share of common stock by dividing the net loss adjusted for the dividend on the redeemable convertible preferred stock in 2011 by the weighted average number of shares of common stock outstanding during the period. The Company has excluded (a) all unvested restricted shares of common stock that are subject to repurchase and (b) the Company’s other potentially dilutive shares, which include redeemable and convertible preferred stock in 2011, a warrant for redeemable convertible preferred stock in 2011 and common stock in 2012, and outstanding options to purchase common stock, from the weighted average number of shares of common stock outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses. The Company’s redeemable and convertible preferred stock are participating securities as defined by ASC 260-10, Earnings Per Share, but are excluded from the earnings per share calculation in 2011 as they did not have an obligation to share in the Company’s net losses.

The following potentially dilutive shares of common stock have been excluded from the computation of diluted weighted-average shares outstanding as they would be anti-dilutive (in thousands):

	As of March 31,
	2012	2011
Redeemable and convertible preferred stock	—	13,483
Options to purchase common stock	3,398	1,920
Warrant	11	11
Restricted stock	5	23

Total	3,414	15,437

4. Fair Value of Financial Instruments

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

Carbonite, Inc.

Notes to Condensed Consolidated Financial Statements

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$39,443	—	—	$39,443	$40,943	—	—	$40,943
Marketable securities — U.S. agency securities	—	10,091	—	10,091	—	12,684	—	12,684

Total	$39,443	$10,091	—	$49,534	$40,943	$12,684	—	$53,627

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2012	2011

Accrued compensation	$1,138	$2,706
Accrued media spend	3,790	1,223
Accrued other expenses	1,602	1,070
Accrued lease exit charge	703	—

Total accrued expenses	$7,233	$4,999

Carbonite, Inc.

Notes to Condensed Consolidated Financial Statements

6. Stock-based Awards

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

As of March 31, 2012, 918,293 shares of common stock were available for future grant under the 2011 Plan.

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

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of stock option awards on the date of grant using this option-pricing model is affected by the Company’s stock price, as well as a number of complex and highly subjective variables, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield.

Incentive Unit Agreements

In 2011, the Company’s Board of Directors adopted the Incentive Unit Plan, which provides up to an aggregate of 60,000 incentive units (“Units”) to certain employees of its subsidiary in China to afford these employees the benefit of any appreciation in the value of the Company. The Units have a five year term and vest upon a performance condition, which has been satisfied, and a service period of up to four years. Upon vesting, the recipients of Units are entitled to a cash bonus based on the difference between the fair value of the Company’s stock and the base value set forth in their respective Incentive Units Agreements. As of March 31, 2012, 39,250 Units are outstanding with a weighted average base value of $8.58. These outstanding Units are being accounted for as liability awards, with $0.1 million included in accrued expenses at March 31, 2012. In January 2012, the Board of Directors determined that they would not issue any further grants pursuant to the Incentive Unit Plan.

Carbonite, Inc.

Notes to Condensed Consolidated Financial Statements

Stock-based Compensation Expense

Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2012	2011

Cost of revenue	$95	$41
Research and development	292	65
General and administrative	366	50
Sales and marketing	203	68

Total	$956	$224

7. Income Taxes

For the three months ended March 31, 2012, the Company recorded a tax provision of $10 thousand related to tax amortization of goodwill. The Company did not provide for income taxes in 2011 due to net losses.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at March 31, 2012 and December 31, 2011.

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

8. Commitments and Contingencies

Operating Leases

The Company leases various facilities under leases that expire at varying dates through 2016. Certain of these leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, and maintenance.

The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters), Lewiston, Maine, Princeton, New Jersey, and Beijing, China, expiring in 2016 or earlier. The Company has lease agreements to rent data center space in Wakefield, Massachusetts and Phoenix, Arizona, expiring in 2016 or earlier. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments and rent is being recognized on a straight-line basis over the terms of the leases. At each of March 31, 2012 and December 31, 2011, $0.4 million is included in accrued expenses and other long-term liabilities related to the deferred rent.

Future non-cancellable minimum lease payments under all operating leases as of March 31, 2012, are as follows (in thousands):

	Office Leases	Data Center Leases	Total
Remainder of 2012	$1,022	$1,200	$2,222
2013	1,670	1,565	3,235
2014	1,313	1,612	2,925
2015	1,368	1,430	2,798
2016	1,408	63	1,471

Total	$6,781	$5,870	$12,651

Other Non-cancellable Commitments

As of March 31, 2012, the Company had non-cancellable commitments of $2.3 million payable in the remainder of 2012, $0.7 million payable in 2013, and $0.3 million payable in 2014, primarily consisting of marketing and technology services contracts.

Litigation

In August 2010, Oasis Research, LLC (“Oasis Research”) filed a lawsuit against the Company and many other companies in the U.S. District Court for the Eastern District of Texas, alleging, with respect to the Company, that the Company’s online backup storage services infringe four patents held by Oasis Research. Oasis Research seeks an award for damages in an unspecified amount. A trial date has been set for March 4, 2013. Neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. The Company intends to defend itself vigorously.

In the ordinary course of business the Company is involved in litigation incidental to its business; however, the Company’s management is not aware of any pending legal proceeding or other loss contingency, whether asserted or unasserted, affecting the Company for which it might become liable or the outcome of which management expects to have a material impact on the Company.

Carbonite, Inc.

Notes to Condensed Consolidated Financial Statements

9. Revolving Credit Facility

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

10. Intangible Assets and Goodwill

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

Future estimated amortization expense of acquired intangibles is as follows (in thousands):

Remainder of 2012	$199
2013	266
2014	231
2015	206
2016	86

Total	$988

11. Related Party Transactions

One investor in certain of the Company’s preferred stock financings is also the Company’s Assistant Secretary and primary outside legal counsel. Legal fees paid to this firm totaled $0.7 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012 and December 31, 2011, the Company had outstanding payables and accruals to the legal firm of $0.1 million and $0.4 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed on March 7, 2012 with the Securities and Exchange Commission.

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

We derive our revenue from subscription fees from consumers and SMBs. We charge consumers a $59 flat fee for one year of unlimited online backup with our Carbonite Home solution. Our Carbonite HomePlus and Carbonite HomePremier solutions provide consumers with additional features at annual prices of $99 and $149, respectively. The pricing of all of our consumer solutions is discounted for multi-year subscriptions. Our SMB solutions, Carbonite Business and Carbonite BusinessPremier, allow for an unlimited number of users, with tiered pricing based on the total amount of data backed up. We charge customers the full subscription amount at the beginning of each subscription period. We initially record a subscription fee as deferred revenue and then recognize it ratably over the subscription period. The annual or multi-year commitments of our customers enhance management’s visibility of our revenue and charging customers at the beginning of the subscription period provides working capital.

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

Our revenue has grown from $19.1 million in 2009 to $38.6 million in 2010, $60.5 million in 2011, and $18.5 million in the three months ended March 31, 2012. At the same time, our total operating costs have grown from $29.8 million in 2009 to $48.2 million in 2010, $60.9 million in 2011, and $20.9 million in the three months ended March 31, 2012, principally as a result of our investment in customer acquisition. We expect to continue to devote substantial resources to customer acquisition, improving our technologies, and expanding our solutions. In addition, we expect to invest heavily in our operations to support anticipated growth and public company reporting and compliance obligations. We defer revenue over our customers’ subscription periods, but expense marketing costs as incurred. As a result of these factors, we expect to continue to incur GAAP operating losses on an annual basis for the foreseeable future.

Our Business Model

We evaluate the profitability of a customer relationship over its lifecycle because of the nature of our business model. As we generally incur customer acquisition costs and capital equipment costs in advance of subscriptions while recognizing revenue ratably over the terms of the subscriptions, a customer relationship may not be profitable or result in positive cash flow at the beginning of the subscription period, even though it may be profitable or result in positive cash flow over the life of the customer relationship. While we offer both annual and multi-year subscriptions to our customers, a significant majority of them are currently on one-year subscription plans. We typically generate positive cash flow during the first year of a multi-year subscription as we charge the subscription fee for the entire period at the beginning of the subscription.

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

Performance Highlights

The following table presents our performance highlights for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except percentage data)

Total customers	1,279	1,043
Annual retention rate	81%	83%
Renewal rate	82%	82%
Bookings	$24,494	$18,996
Free cash flow	$(4,624)	$(3,325)

Our total customers and bookings increased over the periods presented and we are continuing to invest substantially in customer acquisition in an effort to drive future growth in total customers and bookings. While we expect our total customers to continue to increase on an absolute basis, we expect that our annual percentage increase in total customers will decline as our customer base grows.

In June 2010, we decided to cease distribution of our consumer solutions through legacy third-party distribution channels, and we terminated most of our distribution agreements at that time. Historically, renewal rates for subscriptions purchased through third-party distributors were lower than for direct sales. Excluding renewal activity related to third-party distributor sales, our annual retention rates for the three months ended March 31, 2012 and March 31, 2011 were 86% and 85%, respectively.

Our free cash flow over the periods presented has decreased primarily due to the increase in our net loss and the timing of vendor payments and capital expenditures. We purchased certain equipment in advance of our requirements during last quarter of 2011 and the first quarter of 2012 in response to anticipated equipment shortages related to floods in Thailand, which affected several manufacturers of computer disk drives. Payment for a large portion of these accelerated expenditures was made during the three months ended March 31, 2012. Free cash flow for the three months ended March 31, 2012 decreased by $1.3 million compared to the three months ended March 31, 2011.

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

Gross profit and gross margin

Gross profit is our revenue less our cost of revenue. Our gross margins have historically expanded due to price increases for our consumer solutions and from economies of scale. We expect this trend to continue.

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

Sales and marketing. Sales and marketing expenses consist primarily of advertising costs, wages and benefits for sales and marketing personnel, creative expenses for advertising programs, credit card fees, commissions paid to third-party partners and affiliates, and the cost of providing free trials. The largest component of sales and marketing expense is advertising for customer acquisition, principally television, radio, online, and print advertisements. Online search costs consist primarily of pay-per-click payments to search engine operators. Advertising costs are expensed as incurred. To date, marketing and advertising costs have been incurred principally in the U.S., but we may increase our marketing and advertising expenditures in other countries. We expect that we will continue to commit significant resources to our sales and marketing efforts to grow our business and awareness of our brand and services. We expect that sales and marketing expenses will continue to increase in absolute dollars on an annual basis, but decrease as a percentage of revenue.

Lease exit charge. Lease exit charge consists of the accrual of future remaining lease payments associated with the closure of our Boston, Massachusetts data center and moving expenses to relocate equipment formerly hosted in that facility.

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

We consider the assumptions and estimates associated with revenue recognition, goodwill and acquired intangible assets, income taxes and stock-based compensation to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies since December 31, 2011. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed on March 7, 2012 with the Securities and Exchange Commission.

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

	Three Months Ended March 31,
	2012	2011
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%
Cost of revenue	36.6	36.3

Gross profit	63.4	63.7
Operating expenses:
Research and development	26.1	26.9
General and administrative	12.1	10.3
Sales and marketing	68.0	68.2
Lease exit charge	6.3	—

Total operating expense	112.5	105.4

Loss from operations	(49.1)	(41.7)
Interest and other income, net	—	0.1

Loss before income taxes	(49.1)	(41.6)

Provision for income taxes	(0.1)	—

Net loss	(49.2)%	(41.6)%

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenue

	Three Months Ended March 31,
	2012	2011	Change
	(in thousands, except percentage data)
Revenue	$18,547	$12,843	44.4%

Revenue increased by $5.7 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to a 25.5% increase in the number of average total customers over the period. This increase was driven in part by increased advertising expenditures in prior periods. In addition, the revenue per average subscriber increased 15.1% due to the introduction of new premium consumer offerings and the continued growth of our business offerings, both of which are priced higher than our basic consumer offering.

Cost of revenue, gross profit, and gross margin

	Three Months Ended March 31,
	2012	2011	Change
	(in thousands, except percentage data)
Cost of revenue	$6,785	$4,665	45.4%
Gross profit	11,762	8,178	43.8%
Gross margin	63.4%	63.7%

Cost of revenue increased by $2.1 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to an increase in the total number of customers. The increase in cost of revenue reflects a $1.7 million increase in personnel costs for our operations and customer support teams, as we added new employees to support customer growth and to replace support operations that were formerly staffed with outsourced personnel. In addition, hosting and depreciation costs increased by $1.0 million, which was attributable to the scaling of our infrastructure to support our overall customer growth. These increases were partially offset by a $0.5 million decrease in third-party outsourcing costs as we eliminated our use of outsourced customer support.

Operating expenses

	Three Months Ended March 31,
	2012	2011	Change
	(in thousands, except percentage data)
Research and development	$4,840	$3,451	40.2%
General and administrative	2,236	1,320	69.4%
Sales and marketing	12,615	8,760	44.0%
Lease exit charge	1,174	—	N/A

Research and development. Research and development expenses increased by $1.4 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to a $1.3 million increase in personnel related costs attributable to additional employees hired to enhance the functionality of our solutions and to develop new offerings.

General and administrative. General and administrative expenses increased by $0.9 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to a $0.6 million increase in personnel related costs as a result of additional general and administrative employees to support our overall growth. Professional and consulting fees each increased $0.1 million as a result of increased requirements of operating as a public company.

Sales and marketing. Sales and marketing expenses increased by $3.9 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in sales and marketing expenses was attributable to an increase in advertising and other marketing costs of $2.6 million, as we continue to expand our customer acquisition and branding efforts, and an increase in personnel related costs of $0.6 million as a result of hiring new employees. In addition, the costs of providing free trials to our customer prospects increased $0.4 million.

Lease exit charge. Lease exit charge increased by $1.2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was attributable to the closure of our Boston, Massachusetts data center and the relocation of the equipment formerly hosted in that facility.

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

	Three Months Ended March 31,
	2012	2011
Key metrics:	(in thousands, except percentage data)
Total Customers (1)	1,279	1,043
Annual retention rate (2)	81%	83%
Renewal rate (3)	82%	82%
Bookings (4)	$24,494	$18,996
Free cash flow (5)	$(4,624)	$(3,325)

(1)	We define total customers as the number of paid subscriptions from consumers and SMBs at the end of the relevant period.
(2)	We define annual retention rate as the percentage of customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter.
(3)	We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented. Renewal rate excludes customers under our discontinued third-party distribution agreements and prior SMB offering with subscriptions that remain active until cancelled.
(4)	We define bookings as revenue recognized during the period plus the change in total deferred revenue (excluding deferred revenue recorded in connection with acquisitions) during the same period.
(5)	We define free cash flow as net cash provided by (used in) operating activities, less capital expenditures, and adjusted for cash paid related to our lease exit charge.

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

The following tables present reconciliations of our bookings and free cash flow to revenue and cash provided by operating activities, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenue	$18,547	$12,843
Plus change in deferred revenue	5,947	6,153

Bookings	$24,494	$18,996

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash provided by operating activities	$145	$1,134
Plus cash paid related to lease exit charge	157	—
Less capital expenditures	(4,926)	(4,459)

Free cash flow	$(4,624)	$(3,325)

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $58.0 million, which primarily consisted of cash and money market funds. In connection with our initial public offering in August 2011, we received net proceeds of $55.6 million. Prior to our initial public offering, we had funded our operations primarily through prepayment of subscriptions and the sale of $68.8 million of preferred stock, all of which was converted into shares of our common stock in connection with our initial public offering. Our principal uses of cash are funding our operations and capital expenditures. In June 2011, we used $1.9 million of cash to acquire substantially all of the assets of Phanfare, Inc., which operates a service that enables users to create, maintain, and share online photo and video albums.

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

Consistent with previous periods, future capital expenditures will focus on acquiring additional data storage and hosting capacity and general corporate infrastructure. We are not currently party to any purchase contracts related to future capital expenditures, other than short-term purchase orders.

Cash flows

The following table summarizes our cash flow data for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$145	$1,134
Net cash used in investing activities	(2,426)	(4,459)
Net cash provided by financing activities	448	616

Operating activities

Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation, and the expense associated with stock-based compensation.

In the three months ended March 31, 2012, cash provided by operating activities was $0.1 million, which was driven by a $5.9 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included non-cash charges of $4.5 million, including $2.4 million of depreciation and amortization, $1.0 million of stock based compensation, and $1.0 million related to our lease exit charge. In addition, cash inflows benefited from an increase in accrued expenses of $1.5 million. These cash inflows were partially offset by our net loss of $9.1 million, a $2.0 million decrease in accounts payable, a $0.3 million increase in accounts receivable, and a $0.4 million increase in prepaid expenses and other current assets.

In the three months ended March 31, 2011, cash provided by operating activities was $1.1 million, which was primarily driven by a $6.2 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included non-cash charges of $1.9 million, including $1.6 million of depreciation and $0.2 million of stock based compensation. These cash inflows were partially offset by a $1.3 million decrease in accounts payable, $0.8 increase prepaid expenses and other current assets, a $0.1 million increase in accounts receivable, a $0.4 million increase in other assets, and our net loss of $5.3 million.

Investing activities

In the three months ended March 31, 2012, cash used in investing activities was $2.4 million, consisting of capital expenditures of $4.9 million primarily for computer servers, storage, and other data center equipment, partially offset by proceeds from maturities of marketable securities of $2.5 million.

In the three months ended March 31, 2011, we used $4.5 million in investing activities, consisting of capital expenditures for computer servers, storage, and other data center equipment.

Financing activities

Cash provided by financing activities in the three months ended March 31, 2012 was $0.4 million, consisting primarily of net proceeds from the exercise of stock options.

Cash provided by financing activities in the three months ended March 31, 2011 was $0.6 million, consisting primarily of net proceeds from the exercise of stock options.

Off-balance sheet arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations at March 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(in thousands)

Office lease obligations	$6,781	$1,358	$2,989	$2,434
Hosting facility lease obligations	5,870	1,586	3,201	1,083
Other purchase commitments	3,380	2,502	878	—

Total	$16,031	$5,446	$7,068	$3,517

The commitments under our office lease obligations shown above consist primarily of lease payments for our Boston, Massachusetts corporate headquarters and our Lewiston, Maine customer support facility.

We also lease small amounts of general office space in Princeton, New Jersey and Beijing, China under lease agreements that expire at various dates through March 2014.

Our Lewiston, Maine support facility lease expires on June 1, 2016. We may terminate this lease at any time after May 31, 2013. The lease contains a renewal option for an additional two years, and requires us to pay a proportion of increases in operating expenses and real estate taxes after January 1, 2013.

The commitment under our hosting facility obligations shown above consist of our Wakefield, Massachusetts and Phoenix, Arizona data centers.

In March, 2012, we discontinued the use of our Boston, Massachusetts data center and relocated our equipment and operations from that facility to our other data centers in Massachusetts. Future payments under the lease, which expires in August 2013, are not reflected in the table above, but rather we have recorded the present value of such future payments as a liability at the time of the data center closure.

Other purchase commitments shown above consist of contractual commitments to various vendors primarily for advertising, marketing, and broadband services, including our hosted services agreement related to our Somerville, Massachusetts data center.

Recent Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuation risks, foreign exchange risks and inflation.

Interest Rate Fluctuation Risk

Our cash consists of interest bearing bank accounts. We did not have long-term borrowings as of March 31, 2012. Interest income is sensitive to changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash and short-term investments are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. In the event that we borrow under our revolving credit facility, which bears interest at the lender’s prime rate plus 1%, we would be exposed to interest rate fluctuations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2010, Oasis Research, LLC, or Oasis Research, filed a lawsuit against us and several of our competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our online backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research seeks an award for damages in an unspecified amount. Oasis Research does not currently seek an injunction. A trial date has been set for March 4, 2013. We are not able to assess with certainty the outcome of this litigation or the amount or range of potential damages or future payments associated with this litigation at this time. However, any litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending this lawsuit or its resolution will not have a material adverse impact on our business, operations, financial condition, or cash flows.

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

We experienced net losses of $19.2 million for 2009, $25.8 million for 2010, $23.5 million for 2011, and $9.1 million for the three months ended March 31, 2012, respectively, and have an accumulated deficit of $109.6 million as of March 31, 2012. We have not generally achieved positive cash flow from our operations or reported net income, and we do not expect to be profitable for the foreseeable future. We expect to continue making significant expenditures to develop and expand our business, including for advertising, customer acquisition, technology infrastructure, storage capacity, product development, and international expansion, in an effort to increase and service our customer base. In 2011, we incurred increased expenses associated with relocating our customer service operations from India to the U.S., which adversely affected our operating results for 2011. In 2012, we incurred increased expenses associated with the relocation of one of our data centers to a new facility. We also expect that our quarterly results may fluctuate due to a variety of factors described elsewhere in this Quarterly Report on Form 10-Q, including the timing and amount of our advertising expenditures, which are seasonal, as well as the timing and amount of expenditures related to the development of technologies and solutions and to defend intellectual property infringement and other claims. In addition, as a public company, we incur significant legal, accounting and other expenses, including increased costs for director and officer liability insurance that we did not incur as a private company. We may also incur increased losses and negative cash flow in the future for a number of reasons, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events. For these reasons, we expect to continue to record net losses for the next several years and we may not be able to achieve or maintain positive cash flow from operations or profitability.

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

We host our services and serve all of our customers from our network servers, which are located in data center facilities operated by third parties. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. Our data center leases expire at various times between August 2013 and January 2016, and a separate data center hosting arrangement is cancellable by us upon 120 days notice. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer our servers to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. During the first half of 2012, we relocated our equipment and operations from our Boston, Massachusetts data center to our other Massachusetts data centers and discontinued the use of our Boston, Massachusetts data center. We incurred moving and other costs in connection with this transition.

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

Our quarterly operating results have fluctuated in the past and may continue to do so in the future. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause our stock price to decline.

Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly operating results or guidance fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. The following factors, among others, could cause fluctuations in our quarterly operating results or guidance:

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

We depend on the continued service and performance of our key personnel, including David Friend, our President and Chief Executive Officer. We do not have long-term employment agreements with any of our officers or key employees. In addition, many of our key technologies and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, product development, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In addition, several of our key personnel have only recently been employed by us, and we are still in the process of integrating these personnel into our operations. Our failure to successfully integrate these key employees into our business could adversely affect our business.

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

The government of the People’s Republic of China, or PRC, restricts foreign investment in internet and online advertising businesses. Accordingly, we operate our online backup business in China through an affiliated entity in China owned by an individual designated by us who is a PRC citizen. We have entered into contractual arrangements with our affiliated entity and its individual stockholder that are intended to protect our technologies and business. We have loaned funds to the designated individual in order to enable the individual to form the affiliated entity and obtain any necessary licenses, including an Internet Content Provider (ICP) license, which was granted by the PRC government, and we expect to continue to loan funds to the designated individual in the future. All loans are, and will continue to be, secured by the capital stock of the affiliated entity and the designated individual stockholder has granted us the contractual right to exercise his rights as the sole stockholder of the affiliated entity.

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

In August 2010 Oasis Research, LLC, or Oasis Research, filed a lawsuit against us and several of our competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our online backup storage services and other companies’ products or services infringe certain of Oasis Research’s patents. Oasis Research seeks an award for damages in an unspecified amount. Oasis Research does not currently seek an injunction. A trial date has been set for March 4, 2013. We are not able to assess with certainty the outcome of this litigation or the amount or range of potential damages or future payments associated with this litigation at this time. However, any litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending this lawsuit or its resolution will not have a material adverse impact on our business, operations, financial condition, or cash flows.

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

Shares of our common stock were sold in our initial public offering in August 2011 at a price of $10.00 per shares, and our common stock has subsequently traded as high as $21.10 and as low as $7.35. An active, liquid, and orderly market for our common stock may not be developed or sustained, which could depress the trading price of our common stock. The market price for shares of our common stock could be subject to significant fluctuations in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price for shares of our common stock to fluctuate include:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. In connection with the expiration on February 26, 2012 of lock-up agreements entered into with the underwriters of our initial public offering, approximately 17.9 million shares of our common stock became eligible for sale by stockholders, subject to applicable volume and other limitations under federal securities laws. In August 2011, we filed a Form S-8 under the Securities Act registering 5,177,658 shares of our common stock for issuance under our equity incentive plans. These shares may be sold in the public market upon issuance, subject to the terms of contractual restrictions. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, beneficially hold a majority of our outstanding shares of common stock and have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control or influence the management and affairs of our company. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control of our company.

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

None.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of Carbonite, Inc.

3.2(2)	Amended and Restated By-Laws of Carbonite, Inc.

10.1†	First Amendment to Turn Key Datacenter Lease with GIP Wakefield, LLC, dated as of September 15, 2011.

10.2†	Second Amendment to Turn Key Datacenter Lease with GIP Wakefield, LLC, dated as of March 31, 2012.

10.3#	Second Amendment to Offer Letter with Andrew P. Keenan, dated as of April 26, 2012.

10.4#	Second Amendment to Offer Letter with Swami Kumaresan, dated as of April 26, 2012.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.1 to Registrant Form 10-Q for the quarterly period ended September 30, 2011 filed with the Securities and Exchange Commission on November 10, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 13, 2011, and incorporated herein by reference.
†	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
#	Indicates a management contract or compensatory plan.

*	These certificates are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language in any filings.
+	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated: May 3, 2012	By:	/s/ David Friend
David Friend
Chief Executive Officer

Dated: May 3, 2012	By:	/s/ Andrew P. Keenan
Andrew P. Keenan
Chief Financial Officer