Form 10-Q
period 2012-06-30
Carbonite Inc
filed 2012-08-03
CIK 1340127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, there were 25,624,195 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Carbonite, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)	June 30, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$56,981	$59,842
Marketable securities	8,744	12,684
Accounts receivable, net of allowance	998	944
Prepaid expenses and other current assets	1,716	1,730

Total current assets	68,439	75,200
Property and equipment, net	25,108	21,648
Other assets	180	189
Restricted cash	500	—
Acquired intangible assets, net	922	1,055
Goodwill	1,514	1,514

Total assets	$96,663	$99,606

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,463	$6,858
Accrued expenses	6,119	4,999
Current portion of deferred revenue	52,296	44,505

Total current liabilities	63,878	56,362
Deferred revenue, net of current portion	15,231	15,191
Other long-term liabilities	598	451

Total liabilities	79,707	72,004
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 25,611,820 and 25,137,342 outstanding at June 30, 2012 and December 31, 2011, respectively	256	251
Additional paid-in capital	130,495	127,807
Accumulated deficit	(113,784)	(100,437)
Treasury stock, at cost (2,009 shares)	(22)	(22)
Accumulated other comprehensive income	11	3

Total stockholders’ equity	16,956	27,602

Total liabilities and stockholders’ equity	$96,663	$99,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(In thousands, except share and per share amounts)

Revenue	$20,247	$14,399	$38,794	$27,242
Cost of revenue	6,994	5,646	13,779	10,311

Gross profit	13,253	8,753	25,015	16,931
Operating expenses:
Research and development	5,029	4,259	9,869	7,710
General and administrative	2,377	1,558	4,613	2,878
Sales and marketing	10,070	7,598	22,685	16,358
Lease exit charge	—	—	1,174	—

Total operating expenses	17,476	13,415	38,341	26,946

Loss from operations	(4,223)	(4,662)	(13,326)	(10,015)
Interest and other income, net	2	10	(1)	26

Loss before income taxes	(4,221)	(4,652)	(13,327)	(9,989)
Provision for income taxes	(10)	—	(20)	—

Net loss	(4,231)	(4,652)	(13,347)	(9,989)

Accretion of redeemable convertible preferred stock	—	(52)	—	(105)

Net loss attributable to common stockholders	$(4,231)	$(4,704)	$(13,347)	$(10,094)

Basic and diluted net loss per share attributable to common stockholders	$(0.17)	$(0.93)	$(0.53)	$(2.02)

Weighted-average number of common shares used in computing basic and diluted net loss per share	25,448,791	5,084,820	25,337,653	5,009,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(In thousands)

Net loss	$(4,231)	$(4,652)	$(13,347)	$(9,989)

Other comprehensive income:

Net unrealized gains on marketable securities	2	—	3	—

Foreign currency translation adjustments	1	2	5	3

Total other comprehensive income	3	2	8	3

Total comprehensive loss	$(4,228)	$(4,650)	$(13,339)	$(9,986)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
(In thousands)

Operating activities
Net loss	$(13,347)	$(9,989)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,090	3,538
Amortization of premium on marketable securities	120	—
Stock-based compensation expense	1,959	552
Provision for bad debt	42	2
Non-cash lease exit charge	1,017	—
Re-measurement of preferred stock warrant liability	—	19
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(96)	(106)
Prepaid expenses and other current assets	47	(757)
Other assets	9	(1,412)
Accounts payable	(1,395)	(2,575)
Accrued expenses	241	1,478
Other long-term liabilities	26	67
Deferred revenue	7,831	10,004

Net cash provided by operating activities	1,544	821

Investing activities
Purchases of property and equipment	(8,417)	(7,190)
Proceeds from maturities of marketable securities	5,000	10,000
Purchases of marketable securities	(1,210)	—
Increase in restricted cash	(500)	—
Payment for acquisition, net of cash acquired	—	(1,949)

Net cash provided by (used in) investing activities	(5,127)	861

Financing activities
Proceeds from exercise of stock options	717	725
Repurchase of common stock	—	(22)

Net cash provided by financing activities	717	703

Effect of currency exchange rate changes on cash	5	3
Net increase (decrease) in cash	(2,861)	2,388
Cash and cash equivalents, beginning of period	59,842	13,855

Cash and cash equivalents, end of period	$56,981	$16,243

Non-cash investing and financing activities
Accretion of redeemable convertible preferred stock	$—	$105

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

In addition, through its wholly-owned subsidiary Carbonite (China) Co., Ltd. (“Carbonite China”), the Company effectively controls a variable interest entity (“VIE”), PanSheng AnXin Network Information Technology Co., Ltd., which is incorporated under the laws of the People’s Republic of China. The People’s Republic of China restricts foreign ownership of internet-related service companies. To comply with these foreign ownership restrictions, the Company operates its business in China through this VIE. The Company has entered into certain exclusive agreements with the VIE and its shareholders through Carbonite China, which provide the Company with the ability to direct the VIE’s most significant economic activities and to receive a majority of the VIE’s economic benefits.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q, and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 7, 2012.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the periods presented. The results for the periods presented are not necessarily indicative of future results.

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements, to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events occurring after June 30, 2012 have been evaluated as required. There were no material recognized subsequent events recorded in the unaudited consolidated financial statements as of and for the three and six months ended June, 30, 2012.

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

Carbonite, Inc.

Notes to Condensed Consolidated Financial Statements

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

The Company sells its services primarily to consumer and small business customers. Payment for the majority of the Company’s sales occurs via credit card. The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. At June 30, 2012, one customer represented greater than 10% of accounts receivable balance and no customer represented 10% or more of revenue for all periods presented.

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

Lease Exit Charge

In March 2012, the Company closed its Boston, Massachusetts data center and transitioned the computer equipment and operations to its other Massachusetts data centers. This facility closure was accounted for in accordance with ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which the Company recorded a charge of $1.2 million, of which $0.2 million was paid to relocate the Company’s computer equipment and $1.0 million was accrued related to the fair value of the remaining lease payments as of the date of the closure. The fair value of the remaining lease payments was determined based upon the discounted present value of remaining data center lease payments through the August 2013 lease expiration. At June 30, 2012, $0.9 million and $0.1 million related to the fair value of the remaining lease payments are included within accrued expenses and other long-term liabilities, respectively. See Note 8 for related disclosure.

Carbonite, Inc.

Notes to Condensed Consolidated Financial Statements

Goodwill and Acquired Intangible Assets

The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently, if facts and circumstances warrant a review. The Company performs its annual assessment for impairment of goodwill on November 30th and considers its business to be one reporting unit for the purpose of conducting this assessment. In its assessment, the Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative analysis. If qualitative factors indicate that it is more likely than not that an impairment has occurred, the Company is required to conduct a quantitative assessment by estimating the fair value of the reporting unit (based on the Company’s market capitalization) and comparing this amount to the carrying value of the reporting unit (as reflected by the Company’s total stockholders’ equity). Based on the most recent evaluation, the Company determined that its goodwill was not impaired.

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

Carbonite, Inc.

Notes to Condensed Consolidated Financial Statements

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

The following table presents the number of potentially dilutive shares of common stock that, as of the end of the period, have been excluded from the computation of diluted weighted-average shares outstanding as they would be anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2012	2011
Redeemable and convertible preferred stock	—	13,483
Options to purchase common stock	3,233	2,038
Warrant	11	11
Restricted stock	—	18

Total	3,244	15,550

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$40,865	$—	$—	$40,865	$40,943	$—	$—	$40,943
Marketable securities — U.S. agency securities	—	8,744	—	8,744	—	12,684	—	12,684

Total	$40,865	$8,744	$—	$49,609	$40,943	$12,684	$—	$53,627

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2012	December 31, 2011

Accrued compensation	$1,683	$2,706
Accrued media spend	2,549	1,223
Accrued other expenses	995	1,070
Accrued lease exit charge	892	—

Total accrued expenses	$6,119	$4,999

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

In 2011, the Company’s Board of Directors and stockholders adopted the 2011 Plan, which became effective concurrently with the consummation of the Company’s initial public offering on August 11, 2011. The 2011 Plan provides for the issuance of stock options, restricted stock, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the plan, the Company reserved 1,662,000 shares of common stock for issuance under the 2011 Plan. On January 1st of each year, beginning on January 1, 2012, the number of shares reserved under the 2011 Plan will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s Board of Directors.

As of June 30, 2012, 830,761 shares of common stock were available for future grant under the 2011 Plan.

Carbonite, Inc.

Notes to Condensed Consolidated Financial Statements

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

Incentive Unit Agreements

In 2011, the Company’s Board of Directors adopted the Incentive Unit Plan, which provides up to an aggregate of 60,000 incentive units (“Units”) to certain employees of its subsidiary in China to afford these employees the benefit of any appreciation in the value of the Company. The Units have a five year term and vest upon a performance condition, which has been satisfied, and a service period of up to four years. Upon vesting, the recipients of Units are entitled to a cash bonus based on the difference between the fair value of the Company’s stock and the base value set forth in their respective Incentive Units Agreements. As of June 30, 2012, 21,608 Units are outstanding with a weighted average base value of $8.55. These outstanding Units are being accounted for as liability awards, with $0.1 million included in accrued expenses and other long-term liabilities at June 30, 2012. In January 2012, the Company’s Board of Directors determined that it would not issue any further grants pursuant to the Incentive Unit Plan.

Stock-based Compensation Expense

Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$106	$46	$201	$87
Research and development	274	130	566	195
General and administrative	399	61	765	111
Sales and marketing	224	91	427	159

Total stock-based compensation expense	$1,003	$328	$1,959	$552

7. Income Taxes

For the three and six months ended June 30, 2012, the Company recorded a tax provision of $10 thousand and $20 thousand, respectively, related to tax amortization of goodwill. The Company did not provide for income taxes in 2011 due to net losses.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at June 30, 2012 and December 31, 2011.

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

The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters), Lewiston, Maine, Princeton, New Jersey, and Beijing, China, expiring in 2016 or earlier. The Company has lease agreements to rent data center space in Wakefield, Massachusetts and Phoenix, Arizona, expiring in 2016 or earlier. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments and rent is being recognized on a straight-line basis over the terms of the leases. At each of June 30, 2012 and December 31, 2011, $0.4 million is included in accrued expenses and other long-term liabilities related to the deferred rent.

Future non-cancellable minimum lease payments under all operating leases as of June 30, 2012, are as follows (in thousands):

	Office Leases	Data Center Leases	Total
Remainder of 2012	$692	$775	$1,467
2013	1,688	1,565	3,253
2014	1,313	1,612	2,925
2015	1,368	1,430	2,798
2016	1,408	63	1,471

Total	$6,469	$5,445	$11,914

Other Non-cancellable Commitments

As of June 30, 2012, the Company had non-cancellable commitments of $3.3 million payable in the remainder of 2012, $0.7 million payable in 2013, and $0.3 million payable in 2014, primarily consisting of marketing and technology services contracts.

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

In May 2012, Markley Boston, LLC (“Markley”) filed a lawsuit against the Company in Massachusetts Superior Court seeking $1.6 million in damages related to the Company’s termination of a data center lease. The Company has accrued $1.0 million, being the aggregate remaining contractual payments under the lease agreement. In addition, as a result of a court order, the Company has presented $0.5 million as restricted cash on its balance sheet.

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

Future estimated amortization expense of acquired intangibles is as follows (in thousands):

Remainder of 2012	$133
2013	266
2014	231
2015	206
2016	86

Total	$922

11. Related Party Transactions

One investor in certain of the Company’s prior preferred stock financings is also the Company’s Assistant Secretary and primary outside legal counsel. Legal fees paid to this firm totaled $0.2 million and $0.9 million for the three months ended June 30, 2012 and 2011, respectively. Legal fees paid to this firm totaled $0.9 million and $2.1 million for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012 and December 31, 2011, the Company had outstanding payables and accruals to the legal firm of $0.5 million and $0.4 million, respectively.

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

We are investing aggressively in customer acquisition because we believe that the market for online backup is in the early stages of development. Our largest expense is advertising for customer acquisition, which is recorded as sales and marketing expense. This is comprised of television and radio advertising, online display advertising, print advertising, paid search, direct marketing, and other expenses. Our total advertising expense in 2011, 2010, and 2009 was $25.1 million, $23.6 million, and $10.8 million, respectively, and was $13.4 million in the six months ended June 30, 2012. We generally spend more on advertising in the first and third quarters of each year based on the seasonality of customer purchasing patterns and fluctuations in advertising rates.

As we grow our business we continue to invest in additional storage and infrastructure. Our capital expenditures in 2011, 2010, and 2009 were $13.5 million, $10.7 million, and $7.1 million, respectively, and were $8.4 million in the six months ended June 30, 2012.

Our revenue has grown from $19.1 million in 2009 to $38.6 million in 2010, $60.5 million in 2011, and $38.8 million in the six months ended June 30, 2012. At the same time, our total operating costs have grown from $29.8 million in 2009 to $48.2 million in 2010, $60.9 million in 2011, and $38.3 million in the six months ended June 30, 2012, principally as a result of our investment in customer acquisition. We expect to continue to devote substantial resources to customer acquisition, improving our technologies, and expanding our solutions. In addition, we expect to invest heavily in our operations to support anticipated growth and public company reporting and compliance obligations. We defer revenue over our customers’ subscription periods, but expense marketing costs as incurred. As a result of these factors, we expect to continue to incur GAAP operating losses on an annual basis for the foreseeable future.

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

Performance Highlights

The following table presents our performance highlights for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
	(in thousands, except percentage data)
Total customers	1,326	1,114
Annual retention rate	82%	83%
Renewal rate	81%	82%
Bookings	$22,131	$18,250
Free cash flow	$(2,092)	$(3,044)

Our total customers and bookings increased over the periods presented and we are continuing to invest substantially in customer acquisition in an effort to drive future growth in total customers and bookings. While we expect our total customers to continue to increase on an absolute basis, we expect that our annual percentage increase in total customers will decline as our customer base grows.

In June 2010, we decided to cease distribution of our consumer solutions through legacy third-party distribution channels, and we terminated most of our distribution agreements at that time. Historically, renewal rates for subscriptions purchased through third-party distributors were lower than for direct sales. Excluding renewal activity related to third-party distributor sales, our annual retention rates for the three months ended June 30, 2012 and 2011 were 86% and 85%, respectively.

Free cash flow for the three months ended June 30, 2012 increased by $1.0 million compared to the three months ended June 30, 2011. The increase in free cash flow was due to a $1.7 million increase in cash flows from operating activity, partially offset by $0.7 million increase in the purchase of property and equipment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	34.5	39.2	35.5	37.9

Gross profit	65.5	60.8	64.5	62.1
Operating expenses:
Research and development	24.8	29.6	25.4	28.3
General and administrative	11.7	10.8	11.9	10.6
Sales and marketing	49.7	52.8	58.5	60.0
Lease exit charge	—	—	3.0	—

Total operating expense	86.2	93.2	98.8	98.9

Loss from operations	(20.7)	(32.4)	(34.3)	(36.8)
Interest and other income, net	—	0.1	—	0.1

Loss before income taxes	(20.7)	(32.3)	(34.3)	(36.7)

Provision for income taxes	(0.1)	—	(0.1)	—

Net loss	(20.8)%	(32.3)%	(34.4)%	(36.7)%

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(in thousands, except percentage data)
Revenue	$20,247	$14,399	40.6%	$38,794	$27,242	42.4%

Revenue increased by $5.8 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to a 20.8% increase in the number of average total customers over the period. Revenue increased $11.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to a 23.0% increase in the number of average total customers over the period. These increases were driven in part by increased advertising expenditures in prior periods. In addition, the revenue per average subscriber increased 16.4% and 15.7%, respectively, for the three and six months ended June 30, 2012 as compared to the corresponding 2011 periods due to reduced price discounting associated with a shorter average prepaid subscription term for our consumer offerings and the introduction of new premium consumer offerings and the continued growth of our business offerings, both of which are priced higher than our basic consumer offering.

Cost of revenue, gross profit, and gross margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(in thousands, except percentage data)
Cost of revenue	$6,994	$5,646	23.9%	$13,779	$10,311	33.6%
Gross profit	$13,253	$8,753	51.4%	$25,015	$16,931	47.7%
Gross margin	65.5%	60.8%		64.5%	62.1%

Cost of revenue increased by $1.3 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to an increase in the total number of customers. The increase in cost of revenue reflects a $1.5 million increase in personnel costs for our operations and customer support teams, as we added new employees to support customer growth and to replace support operations that were formerly staffed with outsourced personnel. In addition, hosting and depreciation costs increased by $0.8 million, which was attributable to the scaling of our infrastructure to support our overall customer growth, including the opening of our new Phoenix, Arizona data center in February 2012, and the termination of our Boston, Massachusetts data center lease in March 2012. These increases were partially offset by a $1.0 million decrease in third-party outsourcing costs as we eliminated our use of outsourced customer support.

Cost of revenue increased by $3.5 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to an increase in the total number of customers. The increase in cost of revenue reflects a $3.2 million increase in personnel costs for our operations and customer support teams, as we added new employees to support customer growth and to replace support operations that were formerly staffed with outsourced personnel. In addition, hosting and depreciation costs increased by $1.7 million, which was attributable to the scaling of our infrastructure to support our overall customer growth. These increases were partially offset by a $1.4 million decrease in third-party outsourcing costs as we eliminated our use of outsourced customer support.

Operating expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(in thousands, except percentage data)
Research and development	$5,029	$4,259	18.1%	$9,869	$7,710	28.0%
General and administrative	$2,377	$1,558	52.6%	$4,613	$2,878	60.3%
Sales and marketing	$10,070	$7,598	32.5%	$22,685	$16,358	38.7%
Lease exit charge	$—	$—	—	$1,174	$—	N/A

Research and development. Research and development expenses increased by $0.8 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and by $2.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to $0.8 million and $2.0 million increases, respectively, in personnel related costs attributable to additional employees hired to enhance the functionality of our solutions and to develop new offerings.

General and administrative. General and administrative expenses increased by $0.8 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and by $1.7 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to a $0.6 million and $1.2 million increase, respectively, in personnel related costs as a result of additional employees to support our overall growth and the increased administrative requirements as we operate as a public company.

Sales and marketing. Sales and marketing expenses increased by $2.5 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and by $6.3 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. These increases in sales and marketing expenses were attributable to increases in advertising and other marketing costs of $1.5 million for the three month period and $4.2 million for the six month period, respectively, as we continue to expand our customer acquisition and branding efforts, and increases in personnel related costs of $0.6 million for the three month period and $1.2 million for the six month period, respectively, as a result of hiring new employees. In addition, the costs of providing free trials to our customer prospects increased by $0.4 million for the three month period and $0.8 million for the six month period, respectively.

Lease exit charge. Lease exit charge increased by $1.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. These increases were attributable to the closure of our Boston, Massachusetts data center and the relocation of the equipment formerly hosted in that facility.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except percentage data)
Key metrics:
Total Customers (1)	1,326	1,114	1,326	1,114
Annual retention rate (2)	82%	83%	82%	83%
Renewal rate (3)	81%	82%	81%	82%
Bookings (4)	$22,131	$18,250	$46,625	$37,246
Free cash flow (5)	$(2,092)	$(3,044)	$(6,716)	$(6,369)

(1)	We define total customers as the number of paid subscriptions from consumers and SMBs at the end of the relevant period.
(2)	We define annual retention rate as the percentage of customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter.
(3)	We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented. Renewal rate excludes customers under our discontinued third-party distribution agreements and prior SMB offering with subscriptions that remain active until cancelled.
(4)	We define bookings as revenue recognized during the period plus the change in total deferred revenue (excluding deferred revenue recorded in connection with acquisitions) during the same period.
(5)	We define free cash flow as net cash provided by (used in) operating activities, less capital expenditures, and adjusted for cash paid related to our lease exit charge.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenue	$20,247	$14,399	$38,794	$27,242
Plus increase in deferred revenue	1,884	3,851	7,831	10,004

Bookings	$22,131	$18,250	$46,625	$37,246

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Cash provided by (used in) operating activities	$1,399	$(313)	$1,544	$821
Plus cash paid related to lease exit charge	—	—	157	—
Less capital expenditures	(3,491)	(2,731)	(8,417)	(7,190)

Free cash flow	$(2,092)	$(3,044)	$(6,716)	$(6,369)

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $57.0 million and marketable securities of $8.7 million. Our cash and cash equivalents primarily consisted of cash and money market funds. In connection with our initial public offering in August 2011, we received net proceeds of $55.6 million. Prior to our initial public offering, we had funded our operations primarily through prepayment of subscriptions and the sale of $68.8 million of preferred stock, all of which was converted into shares of our common stock in connection with our initial public offering. Our principal uses of cash are funding our operations and capital expenditures. In June 2011, we used $1.9 million of cash to acquire substantially all of the assets of Phanfare, Inc., which operates a service that enables users to create, maintain, and share online photo and video albums.

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

Cash flows

The following table summarizes our cash flow data for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$1,544	$821
Net cash provided by (used in) investing activities	(5,127)	861
Net cash provided by financing activities	717	703

Operating activities

Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation, and the expense associated with stock-based compensation.

In the six months ended June 30, 2012, cash provided by operating activities was $1.5 million, which was driven by a $7.8 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included non-cash charges of $8.2 million, including $5.1 million of depreciation and amortization, $2.0 million of stock based compensation, and $1.0 million related to our lease exit charge. In addition, cash inflows benefited from an increase in accrued expenses of $0.2 million. These cash inflows were partially offset by our net loss of $13.3 million, a $1.4 million decrease in accounts payable, a $0.1 million increase in accounts receivable.

In the six months ended June 30, 2011, cash provided by operating activities was $0.8 million, which was primarily driven by a $10.0 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included non-cash charges of $4.1 million, including $3.5 million of depreciation and $0.6 million of stock based compensation. These cash inflows were offset by a $1.4 million increase in other assets associated with the payment of legal and accounting expenses associated with this offering, a $0.8 million increase in prepaid expenses and other current assets, a $0.1 million increase in accounts receivable, a $1.1 million decrease in current liabilities, and our net loss of $10.0 million.

Investing activities

In the six months ended June 30, 2012, cash used in investing activities was $5.1 million, consisting of capital expenditures of $8.4 million primarily for computer servers, storage, and other data center equipment, partially offset by net proceeds from changes in marketable securities of $3.8 million. A restricted cash balance of $0.5 million was established during the period related to litigation with a former vendor regarding our termination of a data center lease.

In the six months ended June 30, 2011, cash provided by investing activities was $0.9 million, consisting primarily of proceeds from short-term investments of $10.0 million, partially offset by capital expenditures of $7.2 million primarily for server equipment and other data center infrastructure and the use of $1.9 million of net cash in connection with the acquisition of substantially all of the assets of Phanfare, Inc.

Financing activities

Cash provided by financing activities in the six months ended June 30, 2012 was $0.7 million, consisting primarily of net proceeds from the exercise of stock options.

Cash provided by financing activities in the six months ended June 30, 2011 was $0.7 million, consisting primarily of net proceeds from the exercise of stock options.

Off-balance sheet arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations at June 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(in thousands)
Office lease obligations	$6,469	$1,697	$2,680	$2,092
Hosting facility lease obligations	5,445	1,551	3,224	670
Other purchase commitments	4,317	3,665	652	—

Total	$16,231	$6,913	$6,556	$2,762

The commitments under our office lease obligations shown above consist primarily of lease payments for our Boston, Massachusetts corporate headquarters and our Lewiston, Maine customer support facility.

We also lease small amounts of general office space in Princeton, New Jersey and Beijing, China under lease agreements that expire at various dates through March 2014.

Our Boston, Massachusetts headquarters lease expires on December 31, 2016.

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

In March, 2012, we discontinued the use of our Boston, Massachusetts data center and relocated our equipment and operations from that facility to our other data centers in Massachusetts. Future payments under the lease are not reflected in the table above, but rather we have recorded the present value of such future payments as a liability at the time of the data center closure.

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

Interest Rate Fluctuation Risk

Our cash consists of interest bearing bank accounts. We did not have long-term borrowings as of June 30, 2012. Interest income is sensitive to changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash and short-term investments are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. In the event that we borrow under our revolving credit facility, which bears interest at the lender’s prime rate plus 1%, we would be exposed to interest rate fluctuations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In March 2012, Markley Boston, LLC filed a lawsuit against us in Massachusetts Superior Court seeking $1.6 million in damages related to our termination of a data center lease. While we are not able to assess with certainty the outcome of this litigation, we intend to defend ourselves and prosecute our counterclaims vigorously.

However, any litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending these lawsuits or their resolution will not have a material adverse impact on our business, operations, financial condition, or cash flows. In addition to these lawsuits, from time to time, we have been and may become involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we are not presently involved in any other legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

We experienced net losses of $19.2 million for 2009, $25.8 million for 2010, $23.5 million for 2011, and $13.3 million for the six months ended June 30, 2012, respectively, and have an accumulated deficit of $113.8 million as of June 30, 2012. We have not generally achieved positive cash flow from our operations or reported net income, and we do not expect to be profitable for the foreseeable future. We expect to continue making significant expenditures to develop and expand our business, including for advertising, customer acquisition, technology infrastructure, storage capacity, product development, and international expansion, in an effort to increase and service our customer base. In 2011, we incurred increased expenses associated with relocating our customer service operations from India to the U.S., which adversely affected our operating results for 2011. In 2012, we incurred increased expenses associated with the relocation of one of our data centers to a new facility. We also expect that our quarterly results may fluctuate due to a variety of factors described elsewhere in this Quarterly Report on Form 10-Q, including the timing and amount of our advertising expenditures, which are seasonal, as well as the timing and amount of expenditures related to the development of technologies and solutions and to defend intellectual property infringement and other claims. In addition, as a public company, we incur significant legal, accounting and other expenses, including increased costs for director and officer liability insurance that we did not incur as a private company. We may also incur increased losses and negative cash flow in the future for a number of reasons, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events. For these reasons, we expect to continue to record net losses for the next several years and we may not be able to achieve or maintain positive cash flow from operations or profitability.

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

Our brand, reputation, and ability to attract, retain and serve our customers are dependent upon the reliable performance of our websites, network infrastructure and payment systems, and our customers’ ability to readily access their stored files. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down our websites’ performance and our customers’ ability to access their stored files, or made our websites and infrastructure inaccessible, and we may experience interruptions in the future. In addition, while we operate and maintain the primary elements of our websites and network infrastructure, some elements of this complex system are operated by third parties that we do not control and that would require significant time to replace. We expect this dependence on third parties to continue. In particular, a portion of our solution is hosted by Amazon Web Services, which provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. Interruptions in our systems or the third-party systems on which we rely, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our websites and infrastructure and prevent us from being able to continuously back up our customers’ data or our customers from accessing their data.

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

We host our services and serve all of our customers from our network servers, which are located in data center facilities operated by third parties. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. Our data center leases expire at various times in 2015 and 2016 with rights of extension, and a separate data center hosting arrangement is cancellable by us upon 120 days notice. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer our servers to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. During the first half of 2012, we relocated our equipment and operations from our Boston, Massachusetts data center to our other Massachusetts data centers and discontinued the use of our Boston, Massachusetts data center. We incurred moving and other costs in connection with this transition.

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

Shares of our common stock were sold in our initial public offering in August 2011 at a price of $10.00 per share, and our common stock has subsequently traded as high as $21.10 and as low as $6.74. An active, liquid, and orderly market for our common stock may not be developed or sustained, which could depress the trading price of our common stock. The market price for shares of our common stock could be subject to significant fluctuations in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price for shares of our common stock to fluctuate include:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of Carbonite, Inc.

3.2(2)	Amended and Restated By-Laws of Carbonite, Inc.

10.1#	Offer Letter with Thomas Murray, dated March 18, 2011, as amended.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.1 to Registrant Form 10-Q for the quarterly period ended September 30, 2011 filed with the Securities and Exchange Commission on November 10, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 13, 2011, and incorporated herein by reference.
*	These certificates are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language in any filings.
+	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
#	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated: August 3, 2012	By:	/s/ David Friend
David Friend
Chief Executive Officer

Dated: August 3, 2012	By:	/s/ Andrew P. Keenan
Andrew P. Keenan
Chief Financial Officer