Form 10-Q
period 2012-09-30
Carbonite Inc
filed 2012-10-31
CIK 1340127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 26, 2012, there were 25,655,759 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Carbonite, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$58,797	$59,842
Marketable securities	7,508	12,684
Accounts receivable, net of allowance	1,454	944
Prepaid expenses and other current assets	1,887	1,730

Total current assets	69,646	75,200
Property and equipment, net	24,209	21,648
Other assets	151	189
Restricted cash	500	—
Acquired intangible assets, net	855	1,055
Goodwill	1,514	1,514

Total assets	$96,875	$99,606

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,677	$6,858
Accrued expenses	7,792	4,999
Current portion of deferred revenue	55,210	44,505

Total current liabilities	66,679	56,362
Deferred revenue, net of current portion	15,073	15,191
Other long-term liabilities	468	451

Total liabilities	82,220	72,004
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 25,641,409 and 25,137,342 outstanding at September 30, 2012 and December 31, 2011, respectively	256	251
Additional paid-in capital	131,563	127,807
Accumulated deficit	(117,154)	(100,437)
Treasury stock, at cost (2,009 shares)	(22)	(22)
Accumulated other comprehensive income	12	3

Total stockholders’ equity	14,655	27,602

Total liabilities and stockholders’ equity	$96,875	$99,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(In thousands, except share and per share amounts)
Revenue	$21,573	$15,926	$60,367	$43,168
Cost of revenue	7,205	6,109	20,984	16,420

Gross profit	14,368	9,817	39,383	26,748
Operating expenses:
Research and development	4,890	4,336	14,759	12,046
General and administrative	2,658	1,841	7,271	4,719
Sales and marketing	10,179	11,078	32,864	27,436
Lease exit charge	—	—	1,174	—

Total operating expenses	17,727	17,255	56,068	44,201

Loss from operations	(3,359)	(7,438)	(16,685)	(17,453)
Interest and other income (expense), net	(1)	22	(2)	48

Loss before income taxes	(3,360)	(7,416)	(16,687)	(17,405)
Provision for income taxes	(10)	—	(30)	—

Net loss	(3,370)	(7,416)	(16,717)	(17,405)

Accretion of redeemable convertible preferred stock	—	(23)	—	(128)

Net loss attributable to common stockholders	$(3,370)	$(7,439)	$(16,717)	$(17,533)

Basic and diluted net loss per share attributable to common stockholders	$(0.13)	$(0.47)	$(0.66)	$(2.01)

Weighted-average number of common shares used in computing basic and diluted net loss per share	25,626,654	15,955,532	25,434,690	8,707,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(In thousands)
Net loss	$(3,370)	$(7,416)	$(16,717)	$(17,405)
Other comprehensive income (loss):
Net unrealized gains on marketable securities	—	—	3	—
Foreign currency translation adjustments	1	(1)	6	2

Total other comprehensive income (loss)	1	(1)	9	2

Total comprehensive loss	$(3,369)	$(7,417)	$(16,708)	$(17,403)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
(In thousands)
Operating activities
Net loss	$(16,717)	$(17,405)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	7,877	5,651
Amortization of premium on marketable securities	152	—
Stock-based compensation expense	2,974	963
Provision for bad debt	53	3
Non-cash lease exit charge	1,022	—
Re-measurement of preferred stock warrant liability	—	(8)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(563)	(227)
Prepaid expenses and other current assets	(124)	(1,194)
Other assets	38	(150)
Accounts payable	(3,181)	(3,082)
Accrued expenses	1,771	3,562
Other long-term liabilities	43	51
Deferred revenue	10,587	14,546

Net cash provided by operating activities	3,932	2,710

Investing activities
Purchases of property and equipment	(10,238)	(9,568)
Proceeds from maturities of marketable securities	6,204	10,000
Purchases of marketable securities	(1,210)	—
Increase in restricted cash	(500)	—
Payment for acquisition, net of cash acquired	—	(1,949)

Net cash used in investing activities	(5,744)	(1,517)

Financing activities
Proceeds from exercise of stock options	761	925
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	—	55,709
Repurchase of common stock	—	(22)

Net cash provided by financing activities	761	56,612

Effect of currency exchange rate changes on cash	6	2
Net increase (decrease) in cash and cash equivalents	(1,045)	57,807
Cash and cash equivalents, beginning of period	59,842	13,855

Cash and cash equivalents, end of period	$58,797	$71,662

Non-cash investing and financing activities
Conversion of preferred stock to common stock	$—	$68,858
Conversion of preferred stock warrant to common stock warrant	$—	$74
Accretion of redeemable convertible preferred stock	$—	$128

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

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements, to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events occurring after September 30, 2012 have been evaluated as required. See Note 12 for disclosure of subsequent events.

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

The Company sells its services primarily to consumer and small business customers. Payment for the majority of the Company’s sales occurs via credit card. The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. At September 30, 2012, one customer represented greater than 10% of accounts receivable balance and no customer represented 10% or more of revenue for all periods presented.

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

Lease Exit Charge

In March 2012, the Company closed its Boston, Massachusetts data center and transitioned the computer equipment and operations to its other Massachusetts data centers. This facility closure was accounted for in accordance with ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which the Company recorded a charge of $1.2 million, of which $0.2 million was paid to relocate the Company’s computer equipment and $1.0 million was accrued related to the fair value of the remaining lease payments as of the date of the closure. The fair value of the remaining lease payments was determined based upon the discounted present value of remaining data center lease payments through the August 2013 lease expiration. At September 30, 2012, $1.0 million related to the fair value of the remaining lease payments are included within accrued expenses. See Note 8 for related disclosure.

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

The following table presents the number of potentially dilutive shares of common stock that, as of the end of the period, have been excluded from the computation of diluted weighted-average shares outstanding as they would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2012	2011
Options to purchase common stock	3,190	2,055
Warrant	11	11
Restricted stock	—	14

Total	3,201	2,080

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$38,079	$—	$—	$38,079	$40,943	$—	$—	$40,943
Marketable securities — U.S. agency securities	—	7,508	—	7,508	—	12,684	—	12,684

Total	$38,079	$7,508	$—	$45,587	$40,943	$12,684	$—	$53,627

In addition, the Company’s $1.0 million accrual of remaining lease payments related to its Boston data center closure is a level 3 fair value measure.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued compensation	$1,895	$2,706
Accrued media spend	2,712	1,223
Accrued other expenses	2,163	1,070
Accrued lease exit charge	1,022	—

Total accrued expenses	$7,792	$4,999

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

As of September 30, 2012, 794,917 shares of common stock were available for future grant under the 2011 Plan.

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

Incentive Unit Agreements

In 2011, the Company’s Board of Directors adopted the Incentive Unit Plan, which provides up to an aggregate of 60,000 incentive units (“Units”) to certain employees of its subsidiary in China to afford these employees the benefit of any appreciation in the value of the Company. The Units have a five year term and vest upon a performance condition, which has been satisfied, and a service period of up to four years. Upon vesting, the recipients of Units are entitled to a cash bonus based on the difference between the fair value of the Company’s stock and the base value set forth in their respective Incentive Units Agreements. As of September 30, 2012, 17,860 Units are outstanding with a weighted average base value of $9.31. These outstanding Units are being accounted for as liability awards, with $22 thousand included in accrued expenses and other long-term liabilities at September 30, 2012. In January 2012, the Company’s Board of Directors determined that it would not issue any further grants pursuant to the Incentive Unit Plan.

Stock-based Compensation Expense

Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$113	$55	$314	$142
Research and development	259	163	825	358
General and administrative	413	91	1,178	202
Sales and marketing	230	102	657	261

Total stock-based compensation expense	$1,015	$411	$2,974	$963

7. Income Taxes

For the three and nine months ended September 30, 2012, the Company recorded a tax provision of $10 thousand and $30 thousand, respectively, related to tax amortization of goodwill. The Company did not provide for income taxes in 2011 due to net losses.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at September 30, 2012 and December 31, 2011.

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

The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters), Lewiston, Maine, Princeton, New Jersey, and Beijing, China, expiring in 2016 or earlier. The Company has lease agreements to rent data center space in Wakefield, Massachusetts and Phoenix, Arizona, expiring in 2016 or earlier. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments and rent is being recognized on a straight-line basis over the terms of the leases. At both September 30, 2012 and December 31, 2011, $0.4 million is included in accrued expenses and other long-term liabilities related to the deferred rent.

Future non-cancellable minimum lease payments under all operating leases as of September 30, 2012, are as follows (in thousands):

	Office Leases	Data Center Leases	Total
Remainder of 2012	$350	$389	$739
2013	1,688	1,588	3,276
2014	1,313	1,635	2,948
2015	1,368	1,447	2,815
2016	1,408	63	1,471

Total	$6,127	$5,122	$11,249

Other Non-cancellable Commitments

As of September 30, 2012, the Company had non-cancellable commitments of $2.3 million payable in the remainder of 2012, $1.9 million payable in 2013, $1.2 million payable in 2014, and $0.1 million payable in 2015, primarily consisting of marketing and technology services contracts.

Litigation

In August 2010, Oasis Research, LLC (“Oasis Research”) filed a lawsuit against the Company and many other companies in the U.S. District Court for the Eastern District of Texas, alleging, with respect to the Company, that the Company’s online backup storage services infringe upon certain patents held by Oasis Research. Oasis Research seeks an award for damages in an unspecified amount. A trial date has been set for March 4, 2013. Neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time. The Company intends to defend itself vigorously.

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

9. Revolving Credit Facility

The Company renewed its revolving line of credit with a bank that was originally scheduled to terminate August 30, 2012. Pursuant to the amended terms, the Company may borrow up to $25 million through August 30, 2013. Advances under the line of credit bear interest on the outstanding daily balance, at an annual rate equal to the lender’s prime reference rate plus 0.25%. The Company has pledged its accounts receivable, equipment, and shares of its subsidiaries to the lender to secure its obligations under the credit facility, and has also agreed not to grant a security interest in or pledge its intellectual property to any third party. The credit facility contains customary events of default, conditions to borrowings and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make distributions to stockholders, make investments, or enter into certain types of related party transactions. The credit facility also includes financial and other covenants including covenants to maintain a minimum current ratio, a minimum number of total subscribers, and a requirement that the majority of the Company’s cash and investments be held with the bank or one of its affiliates. To date, the Company has not borrowed any amounts under this $25 million revolving line of credit.

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

Future estimated amortization expense of acquired intangibles is as follows (in thousands):

Remainder of 2012	$66
2013	266
2014	231
2015	206
2016	86

Total	$855

11. Related Party Transactions

One investor in certain of the Company’s prior preferred stock financings is also the Company’s Assistant Secretary and primary outside legal counsel. Legal fees paid to this firm totaled $0.7 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively. Legal fees paid to this firm totaled $1.6 million and $3.8 million for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012 and December 31, 2011, the Company had outstanding payables and accruals to the legal firm of $0.2 million and $0.4 million, respectively.

12. Subsequent Events

On October 17, 2012, the Company entered into an agreement to acquire by merger all of the outstanding capital stock of Zmanda, Inc. for $14.8 million in gross cash consideration. Zmanda licenses and supports commercial versions of the Amanda open source backup software. The Company has not presented the purchase price allocation as the accounting for the acquisition is not yet finalized. The Company is in the process of valuing the assets and liabilities acquired.

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

We derive our revenue from subscription fees from consumers and SMBs. We charge consumers a $59 flat fee for one year of unlimited online backup with our Carbonite Home solution. Our Carbonite HomePlus and Carbonite HomePremier solutions provide consumers with additional features at annual prices of $99 and $149, respectively. The pricing of all of our consumer solutions is discounted for multi-year subscriptions. Our SMB solutions, Carbonite Business and Carbonite BusinessPremier, allow for an unlimited number of users subject to storage limits and are priced starting at $229 and $599 per year, respectively. We charge customers the full subscription amount at the beginning of each subscription period. We initially record a subscription fee as deferred revenue and then recognize it ratably over the subscription period. The annual or multi-year commitments of our customers enhance management’s visibility of our revenue and charging customers at the beginning of the subscription period provides working capital.

We are investing aggressively in customer acquisition because we believe that the market for online backup is in the early stages of development. Our largest expense is advertising for customer acquisition, which is recorded as sales and marketing expense. This is comprised of television and radio advertising, online display advertising, print advertising, paid search, direct marketing, and other expenses. Our total advertising expense in 2011, 2010, and 2009 was $25.1 million, $23.6 million, and $10.8 million, respectively, and was $18.8 million in the nine months ended September 30, 2012. We generally spend more on advertising in the first and third quarters of each year based on the seasonality of customer purchasing patterns and fluctuations in advertising rates.

As we grow our business we continue to invest in additional storage and infrastructure. Our capital expenditures in 2011, 2010, and 2009 were $13.5 million, $10.7 million, and $7.1 million, respectively, and were $10.2 million in the nine months ended September 30, 2012.

         Our revenue has grown from $19.1 million in 2009 to $38.6 million in 2010, $60.5 million in 2011, and $60.4 million in the nine months ended September 30, 2012. At the same time, our total operating costs have grown from $29.8 million in 2009 to $48.2 million in 2010, $60.9 million in 2011, and $56.1 million in the nine months ended September 30, 2012, principally as a result of our investment in customer acquisition. We expect to continue to devote substantial resources to customer acquisition, improving our technologies, and expanding our solutions. In addition, we expect to invest heavily in our operations to support anticipated growth and public company reporting and compliance obligations. We defer revenue over our customers’ subscription periods, but expense marketing costs as incurred. As a result of these factors, we expect to continue to incur GAAP operating losses on an annual basis for the foreseeable future.

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

Recent Developments

On October 30, 2012, we entered into a general release and separation agreement with Andrew Keenan, which sets forth the terms of Mr. Keenan’s resignation as our chief financial officer. Pursuant to the agreement, Mr. Keenan will continue to serve as our chief financial officer until the earlier of January 31, 2013 or the date on which Mr. Keenan accepts subsequent employment. During this time, Mr. Keenan will be entitled to continued (i) payment of his base salary, (ii) participation in our employee benefits plans, (iii) participation in our management bonus plans, and (iv) vesting of stock options. After Mr. Keenan’s resignation is effective, he will be entitled to payments in an amount of up to nine times his current monthly base salary and may be entitled to additional benefits, including accelerated vesting of his stock options. In addition, Mr. Keenan will be permitted to exercise his vested stock options through the second anniversary of the effective date of his resignation. The agreement also includes a release of claims by Mr. Keenan in our favor.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key metrics, to evaluate our business:

•

Total customers. We calculate total customers as the number of paid subscriptions from consumers and SMBs at the end of the relevant period. Each consumer subscription covers a single computer; therefore, a consumer with multiple computers would have multiple subscriptions. Each SMB subscription covers all computers of the SMB entity; therefore, an SMB with multiple computers would have one subscription.

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

•

Renewal rate. We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented. Renewal rate excludes customers under our discontinued third-party distribution agreements and prior SMB offerings with subscriptions that remain active until cancelled. Our management uses this measure to monitor trends in customer renewal activity.

•

Bookings. We calculate bookings as revenue recognized during a particular period plus the change in total deferred revenue (excluding deferred revenue recorded in connection with acquisitions) during the same period. Our management uses this measure as a proxy for cash receipts. Bookings represent the aggregate dollar value of customer subscriptions received by us during a period. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period.

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

Performance Highlights

The following table presents our performance highlights for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
	(in thousands, except percentage data)
Total customers	1,385	1,164
Annual retention rate	84%	81%
Renewal rate	81%	82%
Bookings	$24,329	$20,468
Free cash flow	$567	$(489)

Our total customers and bookings increased over the periods presented and we are continuing to invest substantially in customer acquisition in an effort to drive future growth in total customers and bookings. While we expect our total customers to continue to increase on an absolute basis, we expect that our annual percentage increase in total customers will decline as our customer base grows.

In June 2010, we decided to cease distribution of our consumer solutions through legacy third-party distribution channels, and we terminated most of our distribution agreements at that time. Historically, renewal rates for subscriptions purchased through third-party distributors were lower than for direct sales. Excluding renewal activity related to third-party distributor sales, our annual retention rates for both the three months ended September 30, 2012 and 2011 was 86%.

Free cash flow for the three months ended September 30, 2012 increased by $1.1 million compared to the three months ended September 30, 2011. The increase in free cash flow was due to a $0.5 million increase in cash flows from operating activity and a $0.6 decrease in the purchase of property and equipment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	33.4	38.4	34.8	38.0

Gross profit	66.6	61.6	65.2	62.0
Operating expenses:
Research and development	22.7	27.2	24.4	27.9
General and administrative	12.3	11.6	12.0	10.9
Sales and marketing	47.2	69.6	54.4	63.6
Lease exit charge	—	—	1.9	—

Total operating expense	82.2	108.4	92.7	102.4

Loss from operations	(15.6)	(46.8)	(27.5)	(40.4)
Interest and other income, net	—	0.1	—	0.1

Loss before income taxes	(15.6)	(46.7)	(27.5)	(40.3)

Provision for income taxes	(0.1)	—	(0.1)	—

Net loss	(15.7)%	(46.7)%	(27.6)%	(40.3)%

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(in thousands, except percentage data)
Revenue	$21,573	$15,926	35.5%	$60,367	$43,168	39.8%

Revenue increased by $5.6 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to a 19% increase in the number of average total customers over the period. Revenue increased $17.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to a 22% increase in the number of average total customers over the period. These increases were driven in part by increased advertising expenditures in prior periods. In addition, the revenue per average subscriber increased 14% and 15%, respectively, for the three and nine months ended September 30, 2012 as compared to the corresponding 2011 periods due to reduced price discounting associated with a shorter average prepaid subscription term for our consumer offerings and the introduction of new premium consumer offerings and the continued growth of our business offerings, both of which are priced higher than our basic consumer offering.

Cost of revenue, gross profit, and gross margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(in thousands, except percentage data)
Cost of revenue	$7,205	$6,109	17.9%	$20,984	$16,420	27.8%
Gross profit	$14,368	$9,817	46.4%	$39,383	$26,748	47.2%
Gross margin	66.6%	61.6%		65.2%	62.0%

Cost of revenue increased by $1.1 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to an increase in the total number of customers. The increase in cost of revenue reflects a $1.0 million increase in personnel costs for our operations and customer support teams, as we added new employees to support customer growth and to replace support operations that were formerly staffed with outsourced personnel. In addition, hosting and depreciation costs increased by $0.5 million, which was attributable to the scaling of our infrastructure to support our overall customer growth. These increases were partially offset by a $0.5 million decrease in third-party outsourcing costs as we eliminated our use of outsourced customer support.

Cost of revenue increased by $4.6 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to an increase in the total number of customers. The increase in cost of revenue reflects a $4.2 million increase in personnel costs for our operations and customer support teams, as we added new employees to support customer growth and to replace support operations that were formerly staffed with outsourced personnel. In addition, hosting and depreciation costs increased by $2.3 million, which was attributable to the scaling of our infrastructure to support our overall customer growth. These increases were partially offset by a $2.0 million decrease in third-party outsourcing costs as we eliminated our use of outsourced customer support.

Operating expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(in thousands, except percentage data)
Research and development	$4,890	$4,336	12.8%	$14,759	$12,046	22.5%
General and administrative	$2,658	$1,841	44.4%	$7,271	$4,719	54.1%
Sales and marketing	$10,179	$11,078	(8.1)%	$32,864	$27,436	19.8%
Lease exit charge	$—	$—	—	$1,174	$—	N/A

Research and development. Research and development expenses increased by $0.6 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and by $2.7 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to $0.3 million and $2.3 million increases, respectively, in personnel related costs attributable to additional employees hired to enhance the functionality of our solutions and to develop new offerings.

General and administrative. General and administrative expenses increased by $0.8 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and by $2.6 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to a $0.5 million and a $1.7 million increase, respectively, in personnel related costs as a result of additional employees to support our overall growth and the increased administrative requirements as we operate as a public company. In addition, insurance and professional fees increased $0.2 million and $0.4 million, respectively, related to additional costs associated with public company requirements.

Sales and marketing. Sales and marketing expenses decreased by $0.9 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease was primarily due to a $1.6 million decrease in advertising and other marketing costs as we reduced our advertising in the interest of efficient customer acquisition. This decrease was partially offset by a $0.4 million increase in personnel related costs and a $0.3 million increase in the costs of providing free trials to our customer prospects.

Sales and marketing expenses increased by $5.4 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in sales and marketing expense in the nine months ended September 30, 2012 was primarily due to a $2.6 million increase in non-advertising marketing costs related to creative and brand development. In addition, personnel related costs increased $1.6 million and the costs of providing free trials to our customer prospects increased $1.1 million.

Lease exit charge. Lease exit charge increased by $1.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. These increases were attributable to the closure of our Boston, Massachusetts data center and the relocation of the equipment formerly hosted in that facility.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except percentage data)
Key metrics:
Total Customers (1)	1,385	1,164	1,385	1,164
Annual retention rate (2)	84%	81%	84%	81%
Renewal rate (3)	81%	82%	81%	82%
Bookings (4)	$24,329	$20,468	$70,954	$57,714
Free cash flow (5)	$567	$(489)	$(6,149)	$(6,858)

(1)	We define total customers as the number of paid subscriptions from consumers and SMBs at the end of the relevant period.
(2)	We define annual retention rate as the percentage of customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter.
(3)	We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented. Renewal rate excludes customers under our discontinued third-party distribution agreements and prior SMB offering with subscriptions that remain active until cancelled.
(4)	We define bookings as revenue recognized during the period plus the change in total deferred revenue (excluding deferred revenue recorded in connection with acquisitions) during the same period.
(5)	We define free cash flow as net cash provided by (used in) operating activities, less capital expenditures, and adjusted for cash paid related to our lease exit charge.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenue	$21,573	$15,926	$60,367	$43,168
Plus increase in deferred revenue	2,756	4,542	10,587	14,546

Bookings	$24,329	$20,468	$70,954	$57,714

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Cash provided by operating activities	$2,388	$1,889	$3,932	$2,710
Plus cash paid related to lease exit charge	—	—	157	—
Less capital expenditures	(1,821)	(2,378)	(10,238)	(9,568)

Free cash flow	$567	$(489)	$(6,149)	$(6,858)

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $58.8 million and marketable securities of $7.5 million. Our cash and cash equivalents primarily consisted of cash and money market funds. In connection with our initial public offering in August 2011, we received net proceeds of $55.6 million. Prior to our initial public offering, we had funded our operations primarily through prepayment of subscriptions and the sale of $68.8 million of preferred stock, all of which was converted into shares of our common stock in connection with our initial public offering. Our principal uses of cash are funding our operations and capital expenditures. In June 2011, we used $1.9 million of cash to acquire substantially all of the assets of Phanfare, Inc., which operates a service that enables users to create, maintain, and share online photo and video albums. In October 2012, we agreed to acquire by merger all of the outstanding capital stock of Zmanda, Inc. for $14.8 million in gross cash consideration. Zmanda, Inc. licenses and supports commercial versions of the Amanda open source backup software. We expect the acquisition of Zmanda, Inc. to close during the fourth quarter of 2012.

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

In September 2012, we renewed our revolving bank credit facility in order to extend the term of the facility through August 31, 2013 and increase the maximum amount of indebtedness that we may incur to $25 million. Advances under the credit facility bear interest on the outstanding daily balance, at an annual rate equal to the lender’s prime reference rate plus 0.25%. We have pledged our accounts receivable, equipment, and shares of our subsidiaries to the lender to secure our obligations under the credit facility. We have also agreed not to grant a security interest in or pledge our intellectual property to any third party. The credit facility contains customary events of default, conditions to borrowings and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make distributions to our stockholders, make investments, or enter into certain types of related party transactions. The credit facility also includes financial and other covenants including covenants to maintain a minimum current ratio, a minimum number of total subscribers, and a restriction as to where we may hold the majority of our cash and investments. To date, we have not drawn down on our revolving credit facility. Any inability to meet our debt service obligations could adversely affect our financial position and liquidity.

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

Cash flows

The following table summarizes our cash flow data for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$3,932	$2,710
Net cash used in investing activities	(5,744)	(1,517)
Net cash provided by financing activities	761	56,612

Operating activities

Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation, and the expense associated with stock-based compensation.

In the nine months ended September 30, 2012, cash provided by operating activities was $3.9 million, which was driven by a $10.6 million increase in deferred revenue associated with the increase in subscription sales and customer growth. In addition, net cash inflows from operating activities included non-cash charges of $12.1 million, including $7.9 million of depreciation and amortization, $3.0 million of stock based compensation, and a $1.0 million non-cash lease exit charge. These cash inflows were partially offset by our net loss of $16.7 million and other changes in working capital that resulted in a use of cash of $2.1 million, due primarily to the timing of payments and customer receipts.

In the nine months ended September 30, 2011, cash provided by operating activities was $2.7 million, which was primarily driven by a $14.5 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included non-cash charges of $6.6 million, including $5.7 million of depreciation and amortization and $1.0 million of stock based compensation. These cash inflows were partially offset by a $1.2 million increase in prepaid expenses and other current assets, a $0.2 million increase in accounts receivable, and our net loss of $17.4 million.

Investing activities

In the nine months ended September 30, 2012, cash used in investing activities was $5.7 million, consisting of capital expenditures of $10.2 million primarily for computer servers, storage, and other data center equipment and $5.0 million in purchases of marketable securities, net of maturities. A restricted cash balance of $0.5 million was established during the period related to litigation with a former vendor regarding our termination of a data center lease.

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

Financing activities

Cash provided by financing activities in the nine months ended September 30, 2012 was $0.8 million, consisting of net proceeds from the exercise of stock options.

Cash provided by financing activities in the nine months ended September 30, 2011 was $56.6 million, consisting primarily of net proceeds from our initial public offering.

Off-balance sheet arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations at September 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(in thousands)
Office lease obligations	$6,127	$1,632	$2,678	$1,817
Hosting facility lease obligations	5,122	1,576	3,293	253
Other purchase commitments	5,536	3,800	1,736	—

Total	$16,785	$7,008	$7,707	$2,070

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

Our Boston, Massachusetts headquarters lease expires on December 31, 2016.

Our Lewiston, Maine support facility lease expires on June 1, 2016. We may terminate this lease at any time after May 31, 2013. The lease contains a renewal option for an additional three years, and requires us to pay a proportion of increases in operating expenses and real estate taxes after January 1, 2013.

The commitment under our hosting facility obligations shown above consist of our Wakefield, Massachusetts and Phoenix, Arizona data centers.

In March 2012, we discontinued the use of our Boston, Massachusetts data center and relocated our equipment and operations from that facility to our other data centers in Massachusetts. Future payments under the lease are not reflected in the table above, but rather we have recorded the present value of such future payments as a liability at the time of the data center closure.

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

Interest Rate Fluctuation Risk

Our cash consists of interest bearing bank accounts. We did not have long-term borrowings as of September 30, 2012. Interest income is sensitive to changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash and short-term investments are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. In the event that we borrow under our revolving credit facility, which bears interest at the lender’s prime rate plus 0.25%, we would be exposed to interest rate fluctuations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2010, Oasis Research, LLC, or Oasis Research, filed a lawsuit against us and several of our competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our online backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research seeks an award for damages in an unspecified amount. Oasis Research does not currently seek an injunction. A trial date has been set for March 4, 2013. We are not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time.

In March 2012, Markley Boston, LLC filed a lawsuit against us in Massachusetts Superior Court seeking $1.6 million in damages related to our termination of a data center lease.

While we are not able to assess with certainty the outcome of these lawsuits, we intend to defend ourselves and prosecute our counterclaims vigorously. However, any litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending these lawsuits or their resolution will not have a material adverse impact on our business, operations, financial condition, or cash flows. In addition to these lawsuits, from time to time, we have been and may become involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we are not presently involved in any other legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

We experienced net losses of $19.2 million for 2009, $25.8 million for 2010, $23.5 million for 2011, and $16.7 million for the nine months ended September 30, 2012, respectively, and have an accumulated deficit of $117.2 million as of September 30, 2012. We have not generally achieved positive cash flow from our operations or reported net income, and we do not expect to be profitable for the foreseeable future. We expect to continue making significant expenditures to develop and expand our business, including for advertising, customer acquisition, technology infrastructure, storage capacity, product development, and international expansion, in an effort to increase and service our customer base. In 2011, we incurred increased expenses associated with relocating our customer service operations from India to the U.S., which adversely affected our operating results for 2011. In 2012, we incurred increased expenses associated with the relocation of one of our data centers to a new facility. We also expect that our quarterly results may fluctuate due to a variety of factors described elsewhere in this Quarterly Report on Form 10-Q, including the timing and amount of our advertising expenditures, which are seasonal, as well as the timing and amount of expenditures related to the development of technologies and solutions and to defend intellectual property infringement and other claims. In addition, as a public company, we incur significant legal, accounting and other expenses, including increased costs for director and officer liability insurance that we did not incur as a private company. We may also incur increased losses and negative cash flow in the future for a number of reasons, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events. For these reasons, we expect to continue to record net losses for the next several years and we may not be able to achieve or maintain positive cash flow from operations or profitability.

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

We compete with both online backup providers and providers of traditional hardware-based backup systems. The market for online backup solutions is competitive and rapidly changing. We directly compete with Prosoftnet, CrashPlan, Mozy (a division of VMWare), Norton Online Backup (provided by Symantec), McAfee Online Backup, SOS Online Backup, and others. Certain of our features, including our remote access service, also compete with current or potential services offered by Apple, Google, Microsoft, Amazon, and others. Certain of our planned features, including the ability to share data with third parties, compete with current or potential services offered by DropBox, Mozy, SugarSync, and others. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition, longer operating histories, more varied services, larger marketing budgets, established marketing relationships, access to larger customer bases, major distribution agreements with computer manufacturers, internet service providers and resellers, and greater financial, technical, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships to offer a more comprehensive service than we do. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.

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

Our relationships with our partners may be terminated or may not continue to be beneficial in generating new customers, which could adversely affect our ability to increase our customer base.

We maintain a network of active partners, which refer customers to us through links on their websites and outbound promotion to their customers. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. The number of customers that we are able to add through these relationships is dependent on the marketing efforts of our partners, over which we have very little control.

We have recently introduced additional solutions for mobile devices. If users of these devices do not widely adopt our solutions, our business could be adversely affected.

The number of people who access the internet through devices other than personal computers, including mobile telephones, personal digital assistants, smartphones, and handheld tablets or computers, has increased dramatically in the past few years and is projected to continue to increase. In addition, people are increasingly using their mobile devices to create and store data and other content that is important to them. We recently introduced our initial mobile backup solutions for the iPhone and Android smartphones, however these solutions have not yet achieved widespread adoption. If one or more of our competitors were to launch a similar service, or if we are unsuccessful in achieving widespread adoption of our mobile solutions, our competitive position could be materially harmed. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our solutions for use on these mobile devices, and we may need to devote significant resources to the creation, support, and maintenance of such services, which could adversely affect our operating results.

If we are unable to expand our base of SMB customers, our business could be adversely affected.

In 2010, we introduced the first version of our backup solution targeted toward SMBs, which are generally companies that are too small to have a dedicated in-house IT staff. We are committing substantial resources to the expansion and increased marketing of our SMB offerings. If we are unable to market and sell our solutions to SMBs with competitive pricing and in a cost-effective manner, our ability to grow our revenue and achieve profitability will be harmed. We expect it will be more difficult and expensive to attract and retain SMB customers than consumers, because SMBs:

•	are difficult to reach without using more expensive, targeted sales campaigns;

•

may have different or much more complex needs than those of individual consumers, such as archiving, version control, enhanced security requirements and other forms of encryption and authentication, which our solutions may not adequately address; and

•	frequently cease operations due to the sale or failure of their business.

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

Our offerings, as well as those of our competitors, are regularly reviewed in computer and business publications. Negative reviews, or reviews in which our competitors’ products and services are rated more highly than our solutions, could negatively affect our brand and reputation. From time-to-time, our customers express dissatisfaction with our solutions, including, among other things, dissatisfaction with our customer support, our billing policies, and the way our solutions operate. If we do not handle customer complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence, and they may choose not to renew their subscriptions. In addition, many of our customers participate in online blogs about computers and internet services, including our solutions, and our success depends in part on our ability to generate positive customer feedback through such online channels where consumers seek and share information. If actions we take or changes we make to our solutions upset these customers, their blogging could negatively affect our brand and reputation. Complaints or negative publicity about our solutions or billing practices could adversely impact our ability to attract and retain customers and our business, financial condition, and operating results.

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

Any significant disruption in service on our websites or in our computer systems could damage our reputation and result in a loss of customers, which would harm our business, financial condition and operating results.

Our brand, reputation, and ability to attract, retain and serve our customers are dependent upon the reliable performance of our websites, network infrastructure and payment systems, and our customers’ ability to readily access their stored files. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down our websites’ performance and our customers’ ability to access their stored files, or made our websites and infrastructure inaccessible, and we may experience interruptions in the future. In addition, while we operate and maintain the primary elements of our websites and network infrastructure, some elements of this complex system are operated by third parties that we do not control and that would require significant time to replace. We expect this dependence on third parties to continue. In particular, a portion of our solution is hosted by Amazon Web Services, which provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. Interruptions in our systems or the third-party systems on which we rely, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our websites and infrastructure and prevent us from being able to continuously back up our customers’ data or our customers from accessing their stored data.

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

Our systems provide redundancy at the disk level, but do not keep separate, redundant copies of stored customer files. Instead, we rely on the fact that our customers, in effect, back up our system by maintaining the primary instance of their files. We do not intend to create redundant backup sites for our solutions. As such, a total failure of our systems, or the failure of any of our systems, could result in the loss of or a temporary inability to back up our customers’ data and result in our customers being unable to access their stored files. If one of our data centers fails at the same time that our customers’ computers fail, we would be unable to provide stored copies of their data. If this were to occur, our reputation could be compromised and we could be subject to liability to the customers that were affected.

Our data centers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events. As the majority of our data facilities are located in a single metropolitan area, we may be more susceptible to the risk that a single event could significantly harm the operations of these facilities. The occurrence of a natural disaster, power failure or an act of terrorism, vandalism or other misconduct, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services. The occurrence of any of the foregoing events could damage our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, that may result from interruptions in our service as a result of system failures.

We depend on data centers operated by third parties and any disruption in the operation of these facilities could adversely affect our business.

We host our services and serve all of our customers from our network servers, which are located in data center facilities operated by third parties. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. Our data center leases expire at various times in 2015 and 2016 with rights of extension, and a separate data center hosting arrangement is cancellable by us upon 120 days notice. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer our servers to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. During the first half of 2012, we relocated our equipment and operations from our Boston, Massachusetts data center to our other data centers and discontinued the use of our Boston, Massachusetts data center. We incurred moving and other costs in connection with this transition.

Problems faced by our third-party data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, or other performance problems with our services could harm our reputation and may damage our customers’ stored files. Interruptions in our services might reduce our revenue, cause us to issue credits or refunds to customers, subject us to potential liability, or harm our renewal rates.

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

We have experienced substantial growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope, and complexity, we will need to improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of customers. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our customers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, and recruit, train, and retain highly skilled personnel. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, financial condition, and operating results could be harmed.

We may expand by acquiring or investing in other companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.

We may in the future acquire complementary products, services, technologies, or businesses. We may also enter into relationships with businesses to expand our portfolio of solutions or our ability to provide our solutions in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies.

We do not have substantial experience with integrating and managing acquired businesses or assets. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

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

We expect that integrating an acquired company’s operations may present challenges.

The integration of an acquired company such as our planned acquisition of Zmanda, Inc. requires, among other things, coordination of administrative, sales and marketing, accounting and finance functions and expansion of information and management systems. Integration may prove to be difficult initially due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and corporate cultures. We may not be able to retain key employees of an acquired company. Additionally, the process of integrating a new product or service may require a disproportionate amount of time and attention of our management and financial and other resources. Any difficulties or problems encountered in the integration of a new product or service could have a material adverse effect on our business.

The integration of an acquired company may cost more than we anticipate, and it is possible that we will incur significant additional unforeseen costs in connection with the integration that may negatively impact our earnings.

In addition, we may only be able to conduct limited due diligence on an acquired company’s operations. Following an acquisition, we may be subject to unforeseen liabilities arising from an acquired company’s past or present operations. These liabilities may be greater than the warranty and indemnity limitations we negotiate. Any unforeseen liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition.

Even if successfully integrated, there can be no assurance that our operating performance after an acquisition will be successful or will fulfill management’s objectives.

The loss of one or more of our key personnel, or our failure to attract, integrate, and retain other highly qualified personnel, could harm our business.

We depend on the continued service and performance of our key personnel. We do not have long-term employment agreements with any of our officers or key employees. In addition, many of our key technologies and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, product development, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In addition, several of our key personnel have only recently been employed by us, and we are still in the process of integrating these personnel into our operations. Our failure to successfully integrate these key employees into our business could adversely affect our business.

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

From time to time, we may be subject to claims or litigation, including intellectual property litigation as described elsewhere in this Quarterly Report on Form 10-Q. Any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our services, require us to credit or refund subscription fees, or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our operating results and could require us to pay significant monetary damages. In addition, we receive and must respond on a periodic basis to subpoenas from law enforcement agencies seeking information in connection with criminal investigations. While we have in place a procedure to respond to such subpoenas, any failure on our part to properly respond to such subpoena requests could expose us to litigation or other proceedings and adversely affect our business, financial condition, and operating results.

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

We have licensed proprietary technologies from third parties that we use in our technologies and business, and we cannot be certain that the owners’ rights in their technologies will not be challenged, invalidated, or circumvented. If we are forced to defend ourselves against intellectual property infringement claims, whether they have merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, limitations on our ability to use our current websites and technologies, and an inability to market or provide our solutions. As a result of any such claim, we may have to develop or acquire non-infringing technologies, pay damages, enter into royalty or licensing agreements, cease providing certain services, adjust our marketing and advertising activities, or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us or at all.

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

Our future success and competitive position depend in large part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. CARBONITE and the Carbonite logo are registered trademarks in the U.S. and in over 30 other countries, including countries in the European Union. We have also filed trademark applications for additional marks in the U.S. and other countries, including “The Better Backup Plan”, “Back it up. Get it Back.”, “Because Your Life is On Your Computer”, the Carbonite Green Dot logo and Chinese character representations for Carbonite. We cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We currently have two issued patents, an additional approved patent pending issuance, and thirteen patents pending approval and review with the United States Patent and Trademark Office. We cannot assure you that any patents will issue from any such patent applications, that patents that issue from such applications will give us the protection that we seek, or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.

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

We rely on software licensed from third parties to develop and offer our solutions, including server software from Microsoft and other patented third-party technologies. In addition, we may need to obtain future licenses from third parties to use intellectual property associated with the development of our solutions, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software required for the development and maintenance of our solutions could result in delays in the provision of our solutions until equivalent technology is either developed by us, or, if available from others, is identified, obtained, and integrated, which delay could harm our business. Any errors or defects in third party software could result in errors or a failure of our solutions, which could harm our business.

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

The software applications underlying our solutions are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have from time to time found defects or errors in our solutions, and new defects or errors in our existing solutions may be detected in the future by us or our customers. The costs incurred in correcting such defects or errors may be substantial and could harm our operating results. In addition, we rely on hardware purchased or leased and software licensed from third parties to offer our solutions. Any defects in, or unavailability of, our or third party software or hardware that cause interruptions to the availability of our solutions could, among other things:

•	cause a reduction in revenue or delay in market acceptance of our solutions;

•	require us to issue credits or refunds to our customers or expose us to claims for damages;

•	cause us to lose existing customers and make it more difficult to attract new customers;

•	divert our development resources or require us to make extensive changes to our solutions or software, which would increase our expenses;

•	increase our technical support costs; and

•	harm our reputation and brand.

Risks Related to Ownership of our Common Stock

Our stock price may be volatile due to fluctuations in our operating results and other factors, each of which could cause our stock price to decline.

Shares of our common stock were sold in our initial public offering in August 2011 at a price of $10.00 per share, and our common stock has subsequently traded as high as $21.10 and as low as $5.75. An active, liquid, and orderly market for our common stock may not be developed or sustained, which could depress the trading price of our common stock. The market price for shares of our common stock could be subject to significant fluctuations in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price for shares of our common stock to fluctuate include:

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

In addition, the stock market in general, and the market for internet-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources, and harm our business, financial condition, and operating results. In addition, recent fluctuations in the financial and capital markets have resulted in volatility in securities prices.

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

Our management will continue to have broad discretion to use our net proceeds from our initial public offering, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply these proceeds in ways that increase the value of your investment. We intend to use the net proceeds from the initial public offering primarily for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters, and capital expenditures. We may also use a portion of the net proceeds to acquire, invest in, or obtain rights to complementary technologies, solutions, or businesses. Until we use the net proceeds from the initial public offering, we plan to invest them, and these investments may not yield a favorable rate of return. If we do not invest or apply the net proceeds from the initial public offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

•

the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action;

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

As a result of the offering, including the underwriters’ option to purchase additional shares, we received net proceeds of $55.6 million, after deducting total expenses of $7.4 million, consisting of underwriting discounts and commissions of $4.4 million and offering-related expenses of $3.0 million. None of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

The net proceeds to us from our initial public offering have been invested in money market accounts and government and government agency securities.

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of Carbonite, Inc.

3.2(2)	Amended and Restated By-Laws of Carbonite, Inc.

10.1#	General Release & Separation Agreement dated as of October 30, 2012, by and between Carbonite, Inc. and Andrew P. Keenan

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.1 to Registrant Form 10-Q for the quarterly period ended September 30, 2011 filed with the Securities and Exchange Commission on November 10, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 13, 2011, and incorporated herein by reference.
*	These certificates are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language in any filings.
+	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
#	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated: October 31, 2012	By:	/s/ David Friend
David Friend
Chief Executive Officer

Dated: October 31, 2012	By:	/s/ Andrew P. Keenan
Andrew P. Keenan
Chief Financial Officer