Form 10-K
period 2012-12-31
Carbonite Inc
filed 2013-03-06
CIK 1340127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 29, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $132,139,842.

As of March 1, 2013, there were 25,913,579 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARBONITE, INC.

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”), including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential,” and similar expressions, as well as the negatives thereof, as they relate to us, our business, our management, and our industry, are intended to identify forward-looking statements. In light of risks and uncertainties discussed in this Annual Report, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Important factors that could cause such differences include, but are not limited to:

•	our ability to accurately forecast revenue and appropriately plan our expenses and working capital requirements;

•	our ability to generate additional revenue;

•	our ability to retain existing customers and attract new customers;

•	our ability to protect our customers’ stored files and adequately address privacy concerns;

•	the impact of actual or threatened litigation, including intellectual property infringement claims, involving us or our industry;

•	the impact of increased competition in our business;

•	interruptions in service and any related impact on our reputation;

•	our ability to maintain, protect, and enhance our brand; and

•	other risk factors included under “Risk Factors” in this Annual Report.

Forward-looking statements speak only as of the date of this Annual Report. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. In addition, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments that we may make.

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

Overview

Carbonite, Inc. (together with its subsidiaries, “Carbonite,” the “Company,” “our,” “we,” or “us”) was incorporated on February 10, 2005 and is a Delaware corporation. We are a leading provider of cloud backup solutions for consumers and small and medium sized businesses, or SMBs. We provide easy-to-use, affordable, and secure cloud backup solutions with anytime, anywhere access to files stored on our servers. We believe that we are the best known brand in the cloud backup market.

We founded Carbonite on one simple idea: all computers need to be backed up, and in this always-connected and highly-mobile world, cloud backup is the ideal approach. Our “set and forget” automated solution requires little effort and protects our customers’ stored files even if their computers are lost, stolen, or destroyed.

Our backup solutions work quietly in the background, automatically and continuously uploading encrypted copies of our customers’ files to Carbonite servers. Our customers can browse and share their photos, videos, and documents anytime, anywhere using a web browser or our free iPad, iPhone, BlackBerry, and Android apps. We charge consumers a $59 flat fee for one year of unlimited cloud backup with our Carbonite Home solution. Our Carbonite HomePlus solution provides consumers with additional features, including backup and restore for external hard drives, for an annual flat fee of $99. The Carbonite HomePremier solution also includes automatic cloud backup for video files as well as a recovery-by-mail feature for an annual flat fee of $149. The pricing of all of our consumer solutions is discounted for multi-year subscriptions. Our SMB solutions, Carbonite Business and Carbonite BusinessPremier, allow for an unlimited number of users, subject to storage limits, and are priced starting at $229 and $599 per year, respectively.

As of December 31, 2012, we had subscribers in more than 100 countries, with subscribers based in the U.S. representing 94% of our total revenue for 2012. Since 2005, we have backed up over 300 billion files and have restored nearly 20 billion files that might otherwise have been permanently lost. We currently back up more than 350 million files each day.

We have developed a highly predictable subscription revenue model, with a consistently high customer retention rate and a scalable infrastructure to support our growth. We generated revenue of $84.0 million in 2012. We continue to invest heavily in customer acquisition, principally through advertising, and as a result we recorded a net loss of $18.9 million in 2012. Our bookings have grown from $32.9 million in 2009 to $98.5 million in 2012. For a reconciliation of bookings to revenue for the last five years, see “Selected Consolidated Financial and Other Data.”

Industry Trends

Cloud backup is gaining increasing acceptance as the best way to store copies of valuable data off-premise, where they are safe from equipment failure, theft, loss, viruses, and accidental deletion.

Several trends are helping to fuel the growth of the cloud backup industry:

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

Rapid growth in unprotected data drives demand for backup services. According to IDC, an independent research firm, the proportion of information in the digital universe that requires data protection is growing faster than the digital universe itself.* From 2005 to 2020, the digital universe is expected to grow by a factor of 300, from 130 exabytes to 40,000 exabytes, or 40 trillion gigabytes (more than 5,200 gigabytes for every man, woman, and child in 2020) and, from 2013 to 2020, the digital universe will about double every two years, according to IDC. Further, while less than a third of the digital universe required data protection in 2010, that proportion is expected to exceed 40% by 2020. According to IDC, only about half the information that should be protected from loss is currently protected.

Smartphones and tablets drive demand for anytime, anywhere access. The growing popularity of smartphones, tablet computers, and other mobile devices is driving the demand for instant access to information regardless of a user’s location. According to IDC, worldwide tablet shipments reached a record total of 52.5 million units and the tablet market grew 74.3% in the fourth quarter of 2012 up from the third quarter’s total of 30.1 million units. Approximately 712.6 million smartphones were shipped globally in 2012, which was 44.1% more than in 2011. IDC predicts that these factors will drive demand for data protection and mobile access.

Plummeting storage and bandwidth costs. The cost of providing cloud backup is highly dependent on the cost of storage and bandwidth. According to IDC, between 2012 and 2020, the cost per gigabyte (GB) is expected to drop from $2.00 to $0.20. In 2005, the average wholesale cost of bandwidth was approximately $75 per megabits per second (Mbps) as compared to $5 per Mbps in 2010, according to an August 2010 study done by DrPeering International. This study projects that the wholesale cost of bandwidth will further decline to approximately $0.94 per Mbps in 2014.**

*	IDC information was derived from the following reports dated December 2012 and January 2013: IDC Digital Universe Study, Sponsored by EMC, Tablet Shipments Soar to Record Levels During Strong Holiday Quarter; The Digital Universe in 2020: Big Data, Bigger Digital Shadows and Biggest Growth in the Far East, Sponsored by EMC; Strong Demand for Smartphones and Heated Vendor Competition Characterize the Worldwide Mobile Phone Market at the End of 2012, IDC Says.
**	DrPeering International: Internet Transit Prices – Historical and Projected, August 2010.

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

As a result of these limitations, consumers and SMBs are increasingly searching for simple, affordable solutions that provide reliable and secure cloud backup and anytime, anywhere access to their stored files. We believe that cloud backup effectively addresses the limitations of traditional solutions and will be the predominant backup solution in the future.

Our Solution

We provide cloud backup solutions for consumers and SMBs. We believe that our customers buy our solutions because they are easy to use, affordable, and secure, and provide anytime, anywhere access to their stored files. We make it easy for customers to restore their files and we provide high quality customer support to those customers who need assistance.

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

Easy to restore files. In the event of data loss, our restore wizard guides customers through the process of restoring their files. If customers accidentally delete or overwrite files on their Carbonite protected devices, they can quickly restore files from any device with an internet connection.

Anytime, anywhere access. We enable customers to access stored files from Carbonite servers anytime, anywhere using a web browser or from any internet-connected device using one of our free iPad, iPhone, BlackBerry, or Android apps. Customers can browse their photos, play music and videos, and view documents, spreadsheets and presentations. Unlike traditional remote desktop applications, we allow our customers to access their stored files even if their computers are turned off, lost, stolen, or destroyed.

Affordability. We believe that we were one of the first companies to offer consumers unlimited cloud backup for a fixed price. Our Carbonite Home subscription costs $59 for one year, with discounts for multi-year plans. Our SMB solutions allows for an unlimited number of users with tiered pricing based on the total amount of data backed up.

Security. We encrypt all of our customers’ files before they are transmitted to our data centers, guarding against unauthorized access to stored files and ensuring a high level of data security. In addition, we employ state-of-the-art data center security measures intended to prevent intrusions.

Reliability. Our proprietary Carbonite Communications System and Carbonite File System manage our customers’ stored files and are designed to ensure high levels of reliability and accessibility.

Our Key Competitive Strengths

We believe that our key competitive strengths include the following:

Brand awareness. We believe that we have among the highest brand awareness in the cloud backup market. According to our research surveys, our unaided brand awareness is more than one and a half times that of our nearest competitor. We promote our brand through our multi-channel marketing program, which includes a broad presence in television, radio, online display advertising, print advertising, paid and natural search, and an affiliate and reseller network.

Scale. Since 2005, we have backed up over 300 billion files, and we currently back up more than 350 million files each day. We believe that our large scale infrastructure, built over the last seven years, enables us to store additional files at lower incremental cost than our smaller competitors. In addition, we are able to purchase national advertising at advantageous rates, access advertising opportunities that may be unavailable to smaller businesses, and take advantage of sophisticated analytical marketing systems.

Optimized backup architecture. Our entire infrastructure is optimized for backup, which is a low transaction speed, high volume, write mostly application. We believe that our average storage costs per subscriber are lower than those realized by typical general purpose data center storage systems.

Comprehensive customer support. We believe that our U.S.-based customer support is more comprehensive than that offered by our primary competitors in the cloud backup market and aids in our customer retention. We provide free telephone, live chat, and email customer support in our basic subscription fee.

Significant intellectual property portfolio. We have a significant intellectual property portfolio relating to our cloud backup solutions. CARBONITE is a registered trademark in the U.S. and in over 30 other countries, including countries in the European Union. Carbonite also has additional registrations and pending applications for additional marks in the U.S. and other countries, including but not limited to “Carbonite The Better Backup Plan”, Green Dot Logo, “Back it up. Get it back”, “Because Your Life is On Your Computer”, Carbonite and the Green Dot Logo, Carbonite Lock Logo and Chinese character representations for Carbonite. In addition, we have four issued patents and 18 pending patent applications in the U.S. and internationally that cover both our technical infrastructure and our key usability and design concepts.

Our Offerings

We offer backup solutions to our customers with anytime, anywhere access to their stored files. We charge consumers a flat fee for one year of unlimited cloud backup at three different service levels, each with discounts for multi-year subscriptions. We offer SMB customers cloud backup for an unlimited number of computers for an annual flat fee based on the total amount of data backed up, with the option to purchase additional incremental storage capacity.

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

Our Proprietary Server Software

At the core of our offerings is our proprietary server software designed specifically for cloud backup. The server software is comprised of two major components: the Carbonite Communications System (CCS) and the Carbonite File System (CFS). These components work together to move and store vast amounts of customer data – more than 350 million files every day. CCS moves customer data between our software installed on our customers’ computers and CFS running on our storage servers. CCS also balances loads across our server network. CFS manages the write-mostly database of stored files with the flexibility to operate on a wide variety of readily available third-party storage hardware.

We invest heavily in the development of our technologies. In 2012, 2011, and 2010, we spent $19.9 million, $16.5 million, and $10.9 million, respectively, on research and development. Our proprietary technologies are fundamental to our value proposition as they enable us to deliver the following benefits:

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

Marketing and Sales

Our marketing efforts are focused on three primary goals: building brand awareness, acquiring customers at a low cost, and retaining existing customers. Our advertising reinforces our brand image by emphasizing ease of use, affordability, security, reliability, and anytime, anywhere access to stored files. We use television and radio advertising, online display advertising, print advertising, paid search, direct marketing, and affiliate and reseller marketing. Our public relations efforts include engaging the traditional press, new media, and social networks.

Marketing. Most of our revenue is from consumers who sign up for Carbonite backup on our website in response to our direct marketing campaigns. Direct sales from our websites accounted for 96% of our total revenue during 2012. Our marketing efforts are designed to attract prospects to our website and enroll them as paying customers, usually after a 15-day free trial that we offer to consumers. Our SMB sales team responds to inbound qualified SMB leads, communicates the benefits of our solutions to the SMB market and assists our SMB customers to enroll in free trial versions and purchase subscriptions to our SMB offering.

Channel distribution and reseller strategy. In January 2012, we launched a new distribution strategy designed to sell large volumes of our solutions through our sales channel relationships including major retailers and resellers.

Retention. Our customer retention efforts are focused on establishing and maintaining long-term relationships with our customers by delivering a compelling customer experience and superior value, communicating regularly with customers through email, on-site messaging, and other media, and creating positive interactions with our customer support team. We monitor developing trends in subscription durations, renewals, and customer satisfaction to maximize our customer retention. We offer incentives to customers to purchase multi-year subscriptions, which we believe helps to increase our customer retention. As of December 31, 2012, 2011, and 2010, 29%, 30%, and 24%, respectively, of our customers had multi-year subscriptions.

Intellectual Property

We believe that the strength of our brand and the functionality of our software help differentiate us from our competitors. As such, our success depends upon our ability to protect our technologies and intellectual property, including our proprietary server software, which allows us to move and store vast amounts of customer data. To protect our intellectual property, we rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions. CARBONITE is a registered trademark in the U.S. and in over 30 other countries, including countries in the European Union. Carbonite also has additional registrations and pending applications for additional marks in the U.S. and other countries, including but not limited to “Carbonite The Better Backup Plan”, Green Dot Logo, “Back it up. Get it back”, “Because Your Life is On Your Computer”, Carbonite and the Green Dot Logo, Carbonite Lock Logo and Chinese character representations for Carbonite. In addition, we have four issued patents and 18 pending patent applications in the U.S. and internationally that cover both our technical infrastructure and our key usability and design concepts.

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

Competition

We compete with both cloud backup providers and providers of traditional hardware-based backup systems. The market for cloud backup solutions is competitive and rapidly changing. We directly compete with CrashPlan, Mozy (a division of VMWare), SOS Online Backup, and others. Certain of our features, including our mobile backup and remote access service, also compete with current or potential services offered by Apple, Google, Microsoft, Amazon, and others. Certain of our planned features, including the ability to share data with third parties, compete with current or potential services offered by DropBox, SugarSync, Box, and others. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Many of our actual and potential competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied services, and larger marketing budgets, as well as greater financial, technical, and other resources. In addition, many of our competitors have established marketing relationships and major distribution agreements with computer manufacturers, internet service providers, and resellers, giving them access to larger customer bases.

We believe that the key competitive factors in the consumer and SMB backup industry include:

•	ease of installation and use;

•	affordability;

•	remote access;

•	storage capacity;

•	security of customers’ stored files;

•	rapid recovery of lost files;

•	reliability and redundancy;

•	automated file backup; and

•	reputation of the provider.

We believe that we compete favorably with respect to each of these factors by providing easy to use, affordable, unlimited, secure cloud backup solutions with anytime, anywhere access to stored files.

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

Employees

As of December 31, 2012, we had 367 full-time and 11 part-time employees. Of our full-time employees, 195 were in operations and support, 45 were in sales and marketing, 105 were in research and development, and 22 were in general and administrative functions. None of our employees are covered by collective bargaining agreements.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings required by the SEC. We make available on our website (www.carbonite.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These materials are available free of charge on or through our website via the Investor Relations page at www.carbonite.com. References to our website address in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this Annual Report or incorporated in this Annual Report by reference.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We experienced net losses of $25.8 million for 2010, $23.5 million for 2011, and $18.9 million for 2012, respectively, and have an accumulated deficit of $119.4 million as of December 31, 2012. We do not expect to be profitable for the foreseeable future. We expect to continue making significant expenditures to develop and expand our business, including for advertising, customer acquisition, technology infrastructure, storage capacity, product development, and international expansion, in an effort to increase and service our customer base. In 2012, we incurred increased expenses associated with the relocation of one of our data centers to a new facility. We also expect that our quarterly results may fluctuate due to a variety of factors described elsewhere in this Annual Report on Form 10-K, including the timing and amount of our advertising expenditures, which are seasonal, as well as the timing and amount of expenditures related to the development of technologies and solutions and to defend intellectual property infringement and other claims. In addition, as a public company, we incur significant legal, accounting, and other expenses, including increased costs for director and officer liability insurance that we did not incur as a private company. We may also incur increased losses and negative cash flow in the future for a number of reasons, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events. For these reasons, we expect to continue to record net losses for the next several years and we may not be able to achieve or maintain positive cash flow from operations or profitability.

Any significant disruption in our service or loss or misuse of our customers’ data could damage our reputation and harm our business and operating results.

Our brand, reputation, and ability to attract, retain, and serve our customers are dependent upon the reliable performance of our service and our customers’ ability to readily access their stored files. Our customers rely on our cloud backup solution to store digital copies of their valuable data files, including financial records, business information, photos, and other personally meaningful content. Our data centers are vulnerable to damage or interruption from human error, intentional bad acts, computer viruses or hackers, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could limit our customers’ ability to access their files and could prevent us from being able to continuously back up our customers’ files. Prolonged delays or unforeseen difficulties in connection with adding storage capacity or upgrading our network architecture when required may cause our service quality to suffer. A breach of our network security and systems could also cause the loss or public disclosure of, or access by third parties to, our customers’ stored files. Any event that significantly disrupts our service or exposes our customers’ stored files to misuse could damage our reputation and harm our business and operating results, including reducing our revenue, causing us to issue credits to customers, subjecting us to potential liability, harming our renewal rates, or increasing our cost of acquiring new customers.

The market for cloud backup solutions is competitive, and if we do not compete effectively, our operating results could be harmed.

We compete with both cloud backup providers and providers of traditional hardware-based backup systems. The market for cloud backup solutions is competitive and rapidly changing. We directly compete with CrashPlan, Mozy (a division of VMWare), SOS Online Backup, and others. Certain of our features, including our mobile backup and remote access service, also compete with current or potential services offered by Apple, Google, Microsoft, Amazon, and others. Certain of our planned features, including the ability to share data with third parties, compete with current or potential services offered by DropBox, SugarSync, Box, and others. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition, longer operating histories, more varied services, and larger marketing budgets, as well as greater financial, technical, and other resources. In addition, many of our competitors have established marketing relationships and major distribution agreements with computer manufacturers, internet service providers, and resellers, giving them access to larger customer bases. Some of our competitors may make acquisitions or enter into strategic relationships to offer a more comprehensive service than we do. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.

Demand for our cloud backup solutions is sensitive to price. Many factors, including our advertising, customer acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with our solutions. Similarly, certain competitors may use internet-based marketing strategies that enable them to acquire customers at a lower cost than us. There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue and operating results.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We have been in existence since 2005, and our revenue has grown rapidly from $8.2 million in 2008 to $84.0 million in 2012, representing a compound annual growth rate of 79% over that period. We do not expect that this growth rate will continue in future periods and you should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. In addition, because we recognize revenue from customers over the terms of their subscriptions, a large portion of our revenue for each quarter reflects deferred revenue from subscriptions entered into during previous quarters, and downturns or upturns in subscription sales or renewals may not be reflected in our operating results until later periods. We may not achieve sufficient revenue to achieve or maintain positive cash flow from operations or profitability, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. If we do not manage these risks successfully, our business will be harmed. If our future growth fails to meet investor or analyst expectations, it could have a negative effect on our stock price. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and operating results.

A decline in demand for our solutions or for cloud backup solutions in general could cause our revenue to decline.

We derive, and expect to continue to derive, substantially all of our revenue from the sale of our cloud backup solutions, a relatively new and rapidly changing market. As a result, widespread acceptance and use of cloud backup solutions is critical to our future growth and success. If the market for cloud backup solutions fails to grow or grows more slowly than we currently anticipate, demand for our solutions could be negatively affected.

Changes in customer preferences for cloud backup solutions may have a disproportionately greater impact on us than if we offered multiple products and services. The market for cloud backup solutions is subject to rapidly changing customer demand and trends in preferences. Some of the potential factors that could affect interest in and demand for cloud backup solutions include:

•	awareness of our brand and the cloud backup solutions category generally;

•	the appeal and reliability of our solutions;

•	the price, performance, features, and availability of products and services that compete with ours;

•	public concern regarding privacy and data security;

•	our ability to maintain high levels of customer satisfaction; and

•	the rate of growth in online solutions generally.

In addition, substantially all of our revenue is currently derived from customers in the U.S. Consequently, a decrease of interest in and demand for cloud backup solutions in the U.S. could have a disproportionately greater impact on us than if our geographic mix of revenue was less concentrated.

If we are unable to attract new customers to our solutions on a cost-effective basis, our revenue and operating results would be adversely affected.

We generate substantially all of our revenue from the sale of subscriptions to our solutions. In order to grow, we must continue to attract a large number of customers on a cost-effective basis, many of whom have not previously used cloud backup solutions. We use and periodically adjust a diverse mix of advertising and marketing programs to promote our solutions. Significant increases in the pricing of one or more of our advertising channels would increase our advertising costs or cause us to choose less expensive and perhaps less effective channels. As we add to or change the mix of our advertising and marketing strategies, we may need to expand into channels with significantly higher costs than our current programs, which could adversely affect our operating results. We may incur advertising and marketing expenses significantly in advance of the time we anticipate recognizing any revenue generated by such expenses, and we may only at a later date, or never, experience an increase in revenue or brand awareness as a result of such expenditures. We have made in the past, and may make in the future, significant investments to test new advertising, and there can be no assurance that any such investments will lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective advertising programs, our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our operating results may suffer.

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

A significant portion of our customers first try our cloud backup solutions through free trials. We seek to convert these free trial users to paying customers of our solutions. If our rate of conversion suffers for any reason, our revenue may decline and our business may suffer.

If we are unable to retain our existing customers, our revenue and operating results would be adversely affected.

If our efforts to satisfy our existing customers are not successful, we may not be able to retain them, and as a result, our revenue and ability to grow would be adversely affected. We may not be able to accurately predict future trends in customer renewals. Customers choose not to renew their subscriptions for many reasons, including if customer service issues are not satisfactorily resolved, a desire to reduce discretionary spending, or a perception that they do not use the service sufficiently, that the solution is a poor value, or that competitive services provide a better value or experience. If our customer retention rate decreases, we may need to increase the rate at which we add new customers in order to maintain and grow our revenue, which may require us to incur significantly higher advertising and marketing expenses than we currently anticipate, or our revenue may decline. A significant decrease in our customer retention rate would therefore have an adverse effect on our business, financial condition, and operating results.

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

We have recently introduced additional solutions for mobile devices and, if users of these devices do not widely adopt our solutions, our revenue and operating results could be adversely affected.

The number of people who access the internet through devices other than personal computers, including smartphones and handheld tablets or computers, has increased dramatically in the past few years and is projected to continue to increase. In addition, people are increasingly using their mobile devices to create and store data and other content that is important to them. We recently introduced our mobile backup solutions for the iPhone and Android smartphones; however, these solutions have not yet achieved widespread adoption. If one or more of our competitors were to launch similar services, or if we are unsuccessful in achieving widespread adoption of our mobile solutions, our competitive position could be materially harmed. As new devices and new platforms are continually being released, it is difficult to predict the problems that we may encounter in developing versions of our solutions for use on these mobile devices, and we may need to devote significant resources to the creation, support, and maintenance of such solutions, which could adversely affect our operating results.

If we are unable to expand our base of SMB customers, our business could be adversely affected.

In 2010, we introduced the first version of our backup solution targeted toward SMBs, which are generally companies that are too small to have a dedicated in-house IT staff. We have committed and continue to commit substantial resources to the expansion and increased marketing of our SMB offerings. If we are unable to market and sell our solutions to SMBs with competitive pricing and in a cost-effective manner, our ability to grow our revenue and achieve profitability will be harmed. We believe that it is more difficult and expensive to attract and retain SMB customers than consumers, because SMBs:

•	are difficult to reach without using more expensive, targeted sales campaigns;

•

may have different or much more complex needs than those of individual consumers, such as archiving, version control, enhanced security requirements, and other forms of encryption and authentication, which our solutions may not adequately address; and

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

Our offerings, as well as those of our competitors, are regularly reviewed in computer and business publications. Negative reviews, or reviews in which our competitors’ products and services are rated more highly than our solutions, could negatively affect our brand and reputation. From time-to-time, our customers express dissatisfaction with our solutions, including, among other things, dissatisfaction with our customer support, our billing policies, and the way our solutions operate. If we do not handle customer complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence, and they may choose not to renew their subscriptions. In addition, many of our customers participate in online blogs about computers and internet services, including our solutions, and our success depends in part on our ability to generate positive customer feedback through such online channels where consumers seek and share information. If actions that we take or changes that we make to our solutions upset these customers, their blogging could negatively affect our brand and reputation. Complaints or negative publicity about our solutions or billing practices could adversely impact our ability to attract and retain customers and our business, financial condition, and operating results.

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

Any significant disruption in service on our websites or in our computer systems could damage our reputation and result in a loss of customers, which would harm our business, financial condition, and operating results.

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

We host our services and serve all of our customers from our network servers, which are located in data center facilities operated by third parties. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. Our data center leases expire at various times in 2015 and 2016 with rights of extension, and a separate data center hosting arrangement is cancellable by us upon 120 days’ notice. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer our servers to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. During the first half of 2012, we relocated our equipment and operations from our Boston, Massachusetts data center to our other data centers and discontinued the use of our Boston, Massachusetts data center. We incurred moving and other costs in connection with this transition. See Notes 12 and 13 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

Many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and could cause the loss of customers. Similarly, if a well-publicized breach of data security at any other cloud backup service provider or other major consumer website were to occur, there could be a general public loss of confidence in the use of the internet for cloud backup services or commercial transactions generally. Any of these events could have material adverse effects on our business, financial condition, and operating results.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

We receive, store, and process personal information and other customer data. There are numerous federal, state, local, and foreign laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules. We generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Our customers may also accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, if third parties that we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. Any significant change to applicable laws, regulations, or industry practices regarding the use or disclosure of our customers’ data, or regarding the manner in which the express or implied consent of customers for the use and disclosure of such data is obtained, could require us to modify our solutions and features, possibly in a material manner, and may limit our ability to develop new services and features that make use of the data that our customers voluntarily share with us.

We may not be able to respond to rapid technological changes with new solutions, which could have a material adverse effect on our operating results.

The cloud backup market is characterized by rapid technological change and frequent new product and service introductions. Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing solutions, introduce new features and products, and sell into new markets. Customers may require features and capabilities that our current solutions do not have. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and create or increase demand for our solutions, and may adversely impact our operating results.

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

We have experienced substantial growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope, and complexity, we will need to improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of customers. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our customers, develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, and recruit, train, and retain highly skilled personnel. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, financial condition, and operating results could be harmed.

We may expand by acquiring or investing in other companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.

We may in the future acquire complementary products, services, technologies, or businesses. We may also enter into relationships with other businesses to expand our portfolio of solutions or our ability to provide our solutions in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. We do not have substantial experience with integrating and managing acquired businesses or assets. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities, including litigation against the companies that we may acquire. In connection with any such transaction, we may:

•	issue additional equity securities that would dilute our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us, that we are unable to repay, or that may place burdensome restrictions on our operations;

•	incur large charges or substantial liabilities; or

•	become subject to adverse tax consequences or substantial depreciation, deferred compensation, or other acquisition-related accounting charges.

Any of these risks could harm our business and operating results.

Integration of an acquired company’s operations may present challenges.

The integration of an acquired company requires, among other things, coordination of administrative, sales and marketing, accounting and finance functions, and expansion of information and management systems. Integration may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures. We may not be able to retain key employees of an acquired company. Additionally, the process of integrating a new product or service may require a disproportionate amount of time and attention of our management and financial and other resources. Any difficulties or problems encountered in the integration of a new product or service could have a material adverse effect on our business.

The integration of an acquired company may cost more than we anticipate, and it is possible that we will incur significant additional unforeseen costs in connection with such integration, which may negatively impact our earnings.

In addition, we may only be able to conduct limited due diligence on an acquired company’s operations. Following an acquisition, we may be subject to unforeseen liabilities arising from an acquired company’s past or present operations and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. Any unforeseen liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition.

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the stock options that they are to receive in connection with their employment. In addition, employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be severely harmed.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.

We believe that our corporate culture has been a key contributor to our success. If we do not continue to develop our corporate culture as we grow and evolve, including maintaining our culture of transparency with our employees, it could harm our ability to foster the innovation, creativity, and teamwork that we believe that we need to support our growth. As our organization grows and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success. In addition, the availability of a public market for our securities could create disparities of wealth among our employees, which could adversely impact relations among employees and our corporate culture in general.

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

As of December 31, 2012, we had federal, state, and foreign net operating loss carryforwards, or NOLs, of $116.9 million, $107.0 million, and $2.0 million, respectively, available to offset future taxable income, which expire in various years through 2033 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. We performed an analysis of our changes in ownership through December 31, 2012 and have adjusted our NOLs as of that date to reflect the usage limitations, calculated in accordance with Section 382, resulting from such changes in ownership. If additional changes in our ownership occur in the future, our ability to use NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results and the market price of our common stock.

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

Our business depends on our customers’ high-speed access to the internet, as well as the continued maintenance and development of the internet infrastructure. The future delivery of our solutions will depend on third-party internet service providers to expand high-speed internet access, to maintain a reliable network with the necessary speed, data capacity and security, and to develop complementary products and services, including high-speed modems, for providing reliable and timely internet access and services. All of these factors are out of our control. To the extent that the internet continues to experience an increased number of users, frequency of use, or bandwidth requirements, the internet may become congested and be unable to support the demands placed on it, and its performance or reliability may decline. Any internet outages or delays could adversely affect our ability to provide services to our customers.

Our business may be significantly impacted by a change in the economy, including any resulting effect on consumer spending.

Our business may be affected by changes in the economy generally, including any resulting effect on consumer spending. Our solutions are discretionary purchases, and our customers may reduce their discretionary spending on our solutions during an economic downturn. Although we have not experienced a material reduction in subscription renewals, we may experience such a reduction in the future, especially in the event of a prolonged recessionary period. Conversely, media prices may increase in a period of economic growth, which could significantly increase our marketing and advertising expenses. As a result, our business, financial condition, and operating results may be significantly affected by changes in the economy generally.

We face many risks associated with our plans to expand internationally, which could harm our business, financial condition, and operating results.

We anticipate that our efforts to expand internationally will entail the marketing and advertising of our services and brand and the development of localized websites. We do not have substantial experience in selling our solutions in international markets or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we must invest significant resources in order to do so. We may not succeed in these efforts or achieve our customer acquisition or other goals. For some international markets, customer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional subscription model to provide cloud backup and related services to customers. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings, and therefore may not be profitable on a sustained basis, if at all.

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

•

potentially adverse tax consequences, including the complexities of transfer pricing, foreign value added or other tax systems, double taxation and restrictions, and/or taxes on the repatriation of earnings;

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

The government of the People’s Republic of China, or PRC, restricts foreign investment in internet and online advertising businesses. Accordingly, we operate our cloud backup business in China through an affiliated entity in China owned by an individual designated by us who is a PRC citizen. We have entered into contractual arrangements with our affiliated entity and its individual stockholder that are intended to protect our technologies and business. We have loaned funds to the designated individual in order to enable the individual to form the affiliated entity and obtain any necessary licenses, including an Internet Content Provider (ICP) license, which was granted by the PRC government, and we may continue to loan funds to the designated individual in the future. All loans are, and will continue to be, secured by the capital stock of the affiliated entity and the designated individual stockholder has granted us the contractual right to exercise his rights as the sole stockholder of the affiliated entity.

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

There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. Many companies are devoting significant resources to obtaining patents that could affect many aspects of our business. Third parties may claim that our technologies or solutions infringe or otherwise violate their patents or other intellectual property rights. As we face increasing competition and become increasingly visible as a publicly-traded company, or if we become more successful, the possibility of new third-party claims may increase.

We have licensed proprietary technologies from third parties that we use in our technologies and business, and we cannot be certain that the owners’ rights in their technologies will not be challenged, invalidated, or circumvented. If we are forced to defend ourselves against intellectual property infringement claims, whether they have merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, limitations on our ability to use our current websites and technologies, and an inability to market or provide our solutions. As a result of any such claim, we may have to develop or acquire non-infringing technologies, pay damages, enter into royalty or licensing agreements, cease providing certain services, adjust our marketing and advertising activities, or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us, or at all.

Furthermore, we may acquire proprietary technologies from third parties and may incorporate such technologies in our solutions. In addition to the general risks described above associated with intellectual property and other proprietary rights, we are subject to the additional risk that the seller of such technologies may not have appropriately created, maintained, or enforced their rights in such technology.

In August 2010, Oasis Research, LLC, or Oasis Research, filed a lawsuit against us and several of our competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our cloud backup storage services and other companies’ products or services infringe certain of Oasis Research’s patents. Oasis Research seeks an award for damages in an unspecified amount. Oasis Research does not currently seek an injunction. A trial date has been set for March 14, 2013. We are not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time. However, any litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending this lawsuit or its resolution will not have a material adverse impact on our business, operations, financial condition, or cash flows.

Our success depends in large part on our ability to protect and enforce our intellectual property rights. If we are not able to adequately protect our intellectual property and proprietary technologies to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

Our future success and competitive position depend in large part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. CARBONITE is a registered trademark in the U.S. and in over 30 other countries, including countries in the European Union. Carbonite also has additional registrations and pending applications for additional marks in the U.S. and other countries, including but not limited to “Carbonite The Better Backup Plan”, Green Dot Logo, “Back it up. Get it back”, “Because Your Life is On Your Computer”, Carbonite and the Green Dot Logo, Carbonite Lock Logo and Chinese character representations for Carbonite. We cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We currently have four issued patents and 18 pending patent applications in the U.S. and internationally. We cannot assure you that any patents will issue from any such patent applications, that patents that issue from such applications will give us the protection that we seek, or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.

There can be no assurance that the steps that we take will be adequate to protect our technologies and intellectual property, that our trademark and patent applications will lead to registered trademarks or issued patents, that others will not develop or patent similar or superior technologies, products, or services, or that our trademarks, patents, and other intellectual property will not be challenged, invalidated, or circumvented by others. Furthermore, effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our services are available or where we have employees or independent contractors. In addition, the legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in internet-related industries are uncertain and still evolving.

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

A portion of the technologies licensed by us to our customers incorporates so-called “open source” software, and we may incorporate open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. These licenses may subject us to certain unfavorable conditions, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make publicly available source code for modifications or derivative works we create based upon, incorporating, or using the open source software, and/or that we license such modifications or derivative works under the terms of the particular open source license. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of such licensed software. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained the open source software, and required to comply with the foregoing conditions. Any of the foregoing could disrupt the distribution and sale of our solutions and harm our business.

We rely on third-party software, including server software and licenses from third parties to use patented intellectual property, that is required to develop and provide our solutions.

We rely on software licensed from third parties to develop and offer our solutions, including server software from Microsoft and other patented third-party technologies. In addition, we may need to obtain future licenses from third parties to use intellectual property associated with the development of our solutions, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software required for the development and maintenance of our solutions could result in delays in the provision of our solutions until equivalent technology is either developed by us, or, if available from others, is identified, obtained, and integrated, which delay could harm our business. Any errors or defects in third-party software could result in errors or a failure of our solutions, which could harm our business.

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

The software applications underlying our solutions are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have from time to time found defects or errors in our solutions, and new defects or errors in our existing solutions may be detected in the future by us or our customers. The costs incurred in correcting such defects or errors may be substantial and could harm our operating results. In addition, we rely on hardware purchased or leased and software licensed from third parties to offer our solutions. Any defects in, or unavailability of, our or third-party software or hardware that cause interruptions to the availability of our solutions could, among other things:

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

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	actual or anticipated fluctuations in our key operating metrics, financial condition, and operating results;

•	loss of existing customers or inability to attract new customers;

•	actual or anticipated changes in our growth rate;

•	announcements of technological innovations or new offerings by us or our competitors;

•	our announcement of actual results for a fiscal period that are lower than projected or expected or our announcement of revenue or earnings guidance that is lower than expected;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our solutions to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products or services;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant products or services, contracts, acquisitions, or strategic alliances;

•	regulatory developments in the U.S. or foreign countries;

•	actual or threatened litigation involving us or our industry;

•	additions or departures of key personnel;

•	general perception of the future of the cloud backup market or our solutions;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	sales of our shares of common stock by our existing stockholders; and

•	changes in general economic, industry, and market conditions.

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

Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

If our existing stockholders sell, or indicate an intent to sell, a substantial number of shares of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock is held by our directors, executive officers, and holders of more than 5% of our common stock, or their respective affiliates. Two of our largest shareholders are venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of their funds, their decision to sell or hold our common stock may be based not only on the underlying investment merits of our securities but also on the requirements of their internal fund structure. Additionally, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates beneficially own approximately 18.5 million shares of our common stock, which represents 69% of our issued and outstanding shares of common stock as of December 31, 2012. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

Our directors, executive officers, and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

Our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, beneficially hold a majority of our outstanding shares of common stock and have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control or influence the management and affairs of our company. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control of our company.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our management will continue to have broad discretion over the use of the proceeds we received in our initial public offering and might not apply the proceeds in ways that increase the value of your investment.

Our management will continue to have broad discretion to use our net proceeds from our initial public offering, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply these proceeds in ways that increase the value of your investment. We intend to use the remaining net proceeds from our initial public offering primarily for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters, and capital expenditures. We may also use a portion of these proceeds to acquire, invest in, or obtain rights to complementary technologies, solutions, or businesses. Until we use these proceeds from our initial public offering, we plan to invest them, and these investments may not yield a favorable rate of return. If we do not invest or apply the remaining net proceeds from our initial public offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Boston, Massachusetts, in a 39,775 square-foot facility, under a lease expiring on December 31, 2016. We also have a 22,592 square foot customer support facility in Lewiston, Maine under a lease expiring on June 1, 2016. We maintain small offices in Princeton, New Jersey and Sunnyvale, California, as well as a small development office in Beijing, China.

Our data centers are located at two facilities in Massachusetts and one facility in Arizona. Our Wakefield, Massachusetts and Phoenix, Arizona data center leases expire between September 2015 and January 2016 and our Somerville, Massachusetts separate data hosting arrangement is cancellable by us upon 120 days’ notice.

ITEM 3.	LEGAL PROCEEDINGS

In August 2010, Oasis Research, LLC, or Oasis Research, filed a lawsuit against us and several of our competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our cloud backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research seeks an award for damages in an unspecified amount. Oasis Research does not currently seek an injunction. A trial date has been set for March 14, 2013. We are not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time.

In May 2012, Markley Boston, LLC filed a lawsuit against us in Massachusetts Superior Court seeking $1.6 million in damages related to our termination of a data center lease. We have accrued $1.0 million, being the discounted present value of the remaining contractual payments under the lease agreement. In addition, as a result of a court order, we have presented $0.5 million as restricted cash on our balance sheet. See Notes 12 and 13 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

Our common stock has been traded on The NASDAQ Global Market under the symbol “CARB” since our initial public offering on August 11, 2011. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated:

	2012		2011
	High	Low	High	Low
First Quarter	$11.69	$7.90	$—	$—
Second Quarter	$11.70	$6.74	$—	$—
Third Quarter	$10.14	$5.78	$21.10	$10.80
Fourth Quarter	$10.12	$5.75	$14.65	$10.62

On March 1, 2013, the closing price as reported on The NASDAQ Global Market, of our common stock was $9.77 per share. As of March 1, 2013, we had approximately 60 holders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street” name accounts through brokers.

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors that our board of directors may deem relevant.

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock for the period from August 11, 2011, the date our common stock commenced trading on The NASDAQ Global Market, through December 31, 2012, against the cumulative total return of The NASDAQ Composite Index and The NASDAQ-100 Technology Sector Index.

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

COMPARISON OF CUMULATIVE TOTAL RETURN

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the twelve months ended December 31, 2012.

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

The consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheets data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheets data as of December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except share and per share data)
Consolidated statements of operations data:
Revenue	$84,043	$60,512	$38,563	$19,114	$8,202
Cost of revenue (1)	29,060	23,202	16,284	8,954	4,273

Gross profit	54,983	37,310	22,279	10,160	3,929
Operating expenses (1):
Research and development	19,925	16,511	10,868	6,210	4,663
General and administrative	9,928	6,631	4,209	2,485	2,389
Sales and marketing	42,719	37,722	33,098	21,067	14,729
Restructuring charges	1,345	—	—	—	—

Total operating expenses	73,917	60,864	48,175	29,762	21,781

Loss from operations	(18,934)	(23,554)	(25,896)	(19,602)	(17,852)
Interest and other income, net	38	41	133	377	413

Loss before income taxes	(18,896)	(23,513)	(25,763)	(19,225)	(17,439)
Provision for income taxes	(40)	(23)	—	—	—

Net loss	(18,936)	(23,536)	(25,763)	(19,225)	(17,439)

Accretion of redeemable convertible preferred stock	—	(128)	(210)	(210)	(210)

Net loss attributable to common stockholders	$(18,936)	$(23,664)	$(25,973)	$(19,435)	$(17,649)

Basic and diluted net loss per share attributable to common stockholders	$(0.74)	$(1.84)	$(5.90)	$(4.78)	$(4.61)

Weighted-average number of common shares used in computing basic and diluted net loss per share	25,503,068	12,841,233	4,399,137	4,065,230	3,828,073

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cost of revenue	$440	$207	$45	$35	$16
Research and development	1,199	511	171	88	38
General and administrative	1,579	346	227	188	89
Sales and marketing	913	381	99	79	60

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated balance sheet data:
Cash	$40,341	$59,842	$13,855	$28,276	$2,543
Working capital (deficit)	(11,685)	18,838	(12,381)	12,595	12,266
Total assets	100,925	99,606	40,941	46,433	30,701
Deferred revenue, including current portion	75,206	59,696	38,722	23,144	9,401
Total liabilities	86,994	72,004	47,834	29,149	14,009
Preferred stock warrant liability	—	—	82	18	18
Redeemable and convertible stock	—	—	68,730	67,770	48,387
Total stockholders’ equity (deficit)	13,931	27,602	(75,623)	(50,486)	(31,696)

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except percentage data)
Key metrics:
Total customers (1)	1,431	1,223	951	590	281
Annual retention rate (2)	84%	82%	83%	79%	81%
Renewal rate (3)	82%	82%	81%	78%	78%
Bookings (4)	$98,488	$80,900	$54,141	$32,857	$14,069
Free cash flow (5)	$(4,065)	$(5,972)	$(12,204)	$(8,045)	$(12,409)

(1)	We define total customers as the number of paid Carbonite Home and Business subscriptions at the end of the relevant period.
(2)	We define annual retention rate as the percentage of customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter.
(3)	We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented. Renewal rate excludes customers under our third-party distribution agreements and prior SMB offerings with subscriptions that remain active until cancelled.
(4)	We define bookings as revenue recognized during the period plus the change in total deferred revenue (excluding deferred revenue recorded in connection with acquisitions) during the same period.
(5)	We define free cash flow as net cash provided by (used in) operating activities, less capital expenditures, and adjusted for the cash portion of the lease exit charge.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Revenue	$84,043	$60,512	$38,563	$19,114	$8,202
Add change in deferred revenue (excluding acquisition)	14,445	20,388	15,578	13,743	5,867

Bookings	$98,488	$80,900	$54,141	$32,857	$14,069

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cash provided by (used in) operating activities	$9,195	$7,572	$(1,552)	$(946)	$(7,705)
Add cash portion of lease exit charge	157	—	—	—	—
Subtract capital expenditures	(13,417)	(13,544)	(10,652)	(7,099)	(4,704)

Free cash flow	$(4,065)	$(5,972)	$(12,204)	$(8,045)	$(12,409)

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

Overview

We are a leading provider of cloud backup solutions for consumers and SMBs. We provide easy-to-use, affordable, and secure cloud backup solutions with anytime, anywhere access to files stored on our servers. We believe that we are the best known brand in the cloud backup market.

In 2005, we began development of our cloud backup solution and raised our first capital from investors. We sold the first Carbonite subscription in 2006. In 2010, we introduced our SMB solution and expanded our management team to better focus on our consumer and SMB markets. We surpassed 100,000 subscribers in 2008, 500,000 subscribers in 2009, and 1,000,000 subscribers in early 2011. As of December 31, 2012, we had subscribers in more than 100 countries, with subscribers based in the U.S. representing 94% of our total revenue for 2012.

We derive our revenue from subscription fees from consumers and SMBs. We charge consumers a $59 flat fee for one year of unlimited cloud backup with our Carbonite Home solution. Our Carbonite HomePlus and Carbonite HomePremier solutions provide consumers with additional features at annual prices of $99 and $149, respectively. The pricing of all of our consumer solutions is discounted for multi-year subscriptions. Our SMB solutions, Carbonite Business and Carbonite BusinessPremier, allow for an unlimited number of users, subject to storage limits, and are priced starting at $229 and $599 per year, respectively. We charge customers the full subscription amount at the beginning of each subscription period. We initially record a subscription fee as deferred revenue and then recognize it ratably over the subscription period. The annual or multi-year commitments of our customers enhance management’s visibility of our revenue and charging customers at the beginning of the subscription period provides working capital.

In October 2012, we acquired Zmanda, Inc. for $13.4 million, net of cash acquired. We believe that this acquisition will enhance our SMB offering with the ability to backup databases and file systems to the cloud, and will enable SMB’s to obtain all of the backup solutions that they need from one vendor.

We are investing aggressively in customer acquisition because we believe that the market for cloud backup is in the early stages of development. Our largest expense is advertising for customer acquisition, which is recorded as sales and marketing expense. This is comprised of television and radio advertising, online display advertising, print advertising, paid search, direct marketing, and other expenses. Our total advertising expense in 2012, 2011, and 2010 was $24.1 million, $25.1 million, and $23.6 million, respectively. We generally spend more on advertising in the first and third quarters of each year based on the seasonality of customer purchasing patterns and fluctuations in advertising rates. In January 2012, we launched a new distribution strategy designed to sell large volumes of our solutions through our sales channel relationships including major retailers and resellers.

As we grow our business we continue to invest in additional storage and infrastructure. Our capital expenditures in 2012, 2011, and 2010 were $13.4 million, $13.5 million, and $10.7 million, respectively.

Our revenue has grown from $38.6 million in 2010 to $60.5 million in 2011 and $84.0 million in 2012. At the same time, our total operating costs have grown from $48.2 million in 2010 to $60.9 million in 2011 and

$73.9 million in 2012, principally as a result of our investment in customer acquisition and research and development. We expect to continue to devote substantial resources to customer acquisition, improving our technologies, and expanding our solutions. In addition, we expect to invest heavily in our operations to support anticipated growth and public company reporting and compliance obligations. We defer revenue over our customers’ subscription periods, but expense marketing costs as incurred. As a result of these factors, we expect to continue to incur GAAP operating losses on an annual basis for the foreseeable future.

Our Business Model

We evaluate the profitability of a customer relationship over its lifecycle because of the nature of our business model. As we generally incur customer acquisition costs and capital equipment costs in advance of subscriptions while recognizing revenue ratably over the terms of the subscriptions. As a result, a customer relationship may not be profitable or result in positive cash flow at the beginning of the subscription period, even though it may be profitable or result in positive cash flow over the life of the customer relationship. While we offer both annual and multi-year subscription plans, a significant majority of our customers are currently on annual subscription plans. We typically generate positive cash flow during the first year of a multi-year subscription as we charge the subscription fee for the entire period at the beginning of the subscription.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key metrics, to evaluate our business:

•

Total customers. We calculate total customers as the number of paid Carbonite Home and Business subscriptions at the end of the relevant period. Each consumer subscription covers a single computer; therefore, a consumer with multiple computers would have multiple subscriptions. Each SMB subscription covers all computers of the SMB entity; therefore, an SMB with multiple computers would have one subscription.

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

•

Free cash flow. We calculate free cash flow as net cash provided by (used in) operating activities, less purchases of property and equipment, and adjusted for the cash portion of the lease exit charge. Our management uses this measure to evaluate our operating results.

Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue, but may result in material monthly and quarterly variances in one or more of the key business metrics described above.

Performance Highlights

The following table presents our performance highlights for the periods presented:

	Years Ended December 31,
	2012	2011	2010
	(in thousands, except percentage data)
Key metrics:
Total customers	1,431	1,223	951
Annual retention rate	84%	82%	83%
Renewal rate	82%	82%	81%
Bookings	$98,488	$80,900	$54,141
Free cash flow	$(4,065)	$(5,972)	$(12,204)

Our total customers and bookings increased over the periods presented and we continue to invest in customer acquisition in an effort to drive continued growth in total customers and bookings. While we expect our total customers to continue to increase on an absolute basis, we expect that our annual percentage increase in total customers will decline as our customer base grows.

In June 2010, we decided to cease distribution of our consumer solutions through third-party distribution channels, and we terminated most of our distribution agreements at that time. During 2010, subscriptions purchased through third-party distributors accounted for 8% of our revenue. Historically, renewal rates for subscriptions purchased through third-party distributors were lower than for direct sales. Excluding renewal activity related to third-party distributor sales, our annual retention rates for the years ended December 31, 2012, December 31, 2011, and December 31, 2010 were 85%, 86%, and 85% respectively.

Our free cash flow over the periods presented has improved due to economies of scale and the impact of higher per customer profitability associated with consistently strong renewal rates. Free cash flow for the year ended December 31, 2012 improved by $1.9 million and $8.1 million compared to the years ended December 31, 2011 and December 31, 2010, respectively.

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

Cost of revenue

Cost of revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, depreciation of equipment, amortization of developed technology, rent, utilities and broadband, equipment maintenance, software license fees, and allocated overhead. The expenses related to hosting our services and supporting our customers are related to the number of customers and the complexity of our services and hosting infrastructure. We expect these expenses to increase in absolute dollars as we continue to increase our number of customers. On a per subscriber basis, our costs have been decreasing as we purchase equipment and services in larger quantities and our customer support personnel become more efficient in supporting our customers. We have also experienced a downward trend in the cost of storage equipment and broadband service, which we expect will continue in the future.

Gross profit and gross margin

Our gross margins have historically expanded due to price increases for our consumer solutions, the introduction of higher priced offerings targeting both consumers and SMBs, cost savings resulting from a downward trend in the cost of storage equipment and services, and efficiencies of our customer support personnel in supporting our customers. We expect these trends to continue.

Operating expenses

Research and development. Research and development expenses consist primarily of wages and benefits for development personnel, consulting fees, rent, and depreciation. We have focused our research and development efforts on both improving ease of use and functionality of our existing solutions and developing new offerings. The majority of our research and development employees are located at our corporate headquarters in the U.S. We expect that research and development expenses will increase in absolute dollars on an annual basis as we continue to enhance and expand our services.

General and administrative. General and administrative expenses consist primarily of wages and benefits for management, finance, accounting, human resources, legal and other administrative personnel, legal and accounting fees, insurance, and other corporate expenses. We expect that general and administrative expenses will increase in absolute dollars on an annual basis as we continue to add personnel and enhance our internal information systems in connection with the anticipated growth of our business and incur costs related to operating as a public company.

Sales and marketing. Sales and marketing expenses consist primarily of advertising costs, wages and benefits for sales and marketing personnel, creative expenses for advertising programs, credit card fees, commissions paid to third-party partners and affiliates, and the cost of providing free trials. The largest component of sales and marketing expense is advertising for customer acquisition, principally television, radio, online, and print advertisements. Online search costs consist primarily of pay-per-click payments to search engine operators. Advertising costs are expensed as incurred. To date, marketing and advertising costs have been incurred principally in the U.S., but we may increase our marketing and advertising expenditures in other countries. We expect that we will continue to commit significant resources to our sales and marketing efforts to grow our business and awareness of our brand and solutions. We expect that sales and marketing expenses will continue to increase in absolute dollars on an annual basis, but decrease as a percentage of revenue.

Restructuring charges. Restructuring charges consists of the accrual of future remaining lease payments associated with the March 2012 closure of our Boston, Massachusetts data center and moving expenses to relocate equipment formerly hosted in that facility and the December 2012 personnel related restructuring of our operations in China. See Notes 12 and 13 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

Revenue recognition

We derive revenue from cloud backup subscription services. These services are stand-alone independent service solutions, which are generally contracted for a one- to three-year term. Subscription agreements include access to use our solutions via the internet. We recognize revenue in accordance with the Financial Accounting Standards Codification (ASC) 605-10, Overall Revenue Recognition. Subscription revenue is recognized ratably on a daily basis upon activation over the subscription period, when persuasive evidence of an arrangement with a customer exists, the subscription period has been activated, the price is fixed or determinable, and collection is reasonably assured. Deferred revenue represents payments received from customers for subscription services prior to recognizing the revenue related to those payments.

Business Combinations

In accordance with ASC 805, Business Combinations, the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.

The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. Our identifiable intangible assets acquired consist of developed technology, customer relationships, tradenames, and non-compete agreements. Developed technology consists of products that have reached technological feasibility and tradenames represent acquired company and product names. Customer relationships represent the underlying relationships and agreements with customers of the acquired company’s installed base. Non-compete agreements represent the protection against the loss of business and resultant cash flows from direct competition. We estimate the useful lives of our intangible assets based upon the expected period over which we anticipate generating economic benefits from the related intangible asset.

Goodwill and acquired intangible assets

We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Our estimates of fair value are based upon assumptions believed to be reasonable at that time, but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events or circumstances may occur, that may affect the accuracy or validity of such assumptions, estimates or actual results. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. We perform our assessment for impairment of goodwill on an annual basis and we have determined that there is a single reporting unit for the purpose of conducting this annual goodwill impairment assessment. For purposes of assessing potential impairment, we estimate the fair value of the reporting unit (based on our market capitalization) and compare this amount to the carrying value of the reporting unit (as reflected by our total stockholders’ equity). If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. Our annual goodwill impairment test is at November 30 of each year. To date, we have not identified any impairment to goodwill.

Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. We amortize acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. We review our intangible assets with definite lives for impairment, in conjunction with its other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of any of these assets may not be recoverable. If the recoverability of these assets is considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair value. We have not identified any impairment of its long-lived assets as of December 31, 2012, 2011, and 2010.

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

Due to a history of losses, we have provided a full valuation allowance against our deferred tax assets as more fully described in Note 11 of our consolidated financial statements. The ability to utilize these losses, any future losses, and any other tax credits or attributes may be restricted or eliminated by changes in our ownership, changes in legislation, and other rules affecting the ability to offset future taxable income with losses from prior periods. Future determinations on the need for a valuation allowance on our net deferred tax assets will be made on an annual basis, and our assessment at December 31, 2012 reflects a continued need for a full valuation allowance.

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

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Consolidated statements of operations data:
Revenue	$84,043	$60,512	$38,563
Cost of revenue	29,060	23,202	16,284

Gross profit	54,983	37,310	22,279
Operating expenses:
Research and development	19,925	16,511	10,868
General and administrative	9,928	6,631	4,209
Sales and marketing	42,719	37,722	33,098
Restructuring charges	1,345	—	—

Total operating expenses	73,917	60,864	48,175

Loss from operations	(18,934)	(23,554)	(25,896)
Interest and other income, net	38	41	133

Loss before income taxes	(18,896)	(23,513)	(25,763)
Provision for income taxes	(40)	(23)	—

Net loss	(18,936)	(23,536)	(25,763)

Accretion of redeemable convertible preferred stock	—	(128)	(210)

Net loss attributable to common stockholders	$(18,936)	$(23,664)	$(25,973)

	Years Ended December 31,
	2012	2011	2010
	(% of revenue)
Consolidated statements of operations data:
Revenue	100%	100%	100%
Cost of revenue	34.6	38.3	42.2

Gross profit	65.4	61.7	57.8
Operating expenses:
Research and development	23.7	27.3	28.2
General and administrative	11.8	11.0	10.9
Sales and marketing	50.8	62.3	85.8
Restructuring charges	1.6	—	—

Total operating expenses	87.9	100.6	124.9

Loss from operations	(22.5)	(38.9)	(67.2)
Interest and other income (expense), net	—	—	0.4

Loss before income taxes	(22.5)	(38.9)	(66.8)
Provision for income taxes	—	—	—

Net loss	(22.5)%	(38.9)%	(66.8)%

Comparison of Years Ended December 31, 2012, 2011, and 2010

Revenue

	Years Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(in thousands, except percentage data)
Revenue	$84,043	$60,512	$38,563	38.9%	56.9%

Revenue increased by $23.5 million from 2011 to 2012 and by $21.9 million from 2010 to 2011, primarily due to increases in the average selling prices for our consumer and SMB offerings and also due to 17.0% and 28.5% increases in the number of total customers in 2012 and 2011, respectively. Revenue from our SMB offerings was approximately $12.0 million in 2012 compared to $5.8 million in 2011.

Cost of revenue, gross profit, and gross margin

	Years Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(in thousands, except percentage data)
Cost of revenue	$29,060	$23,202	$16,284	25.2%	42.5%
Gross profit	54,983	37,310	22,279	47.4%	67.5%
Gross margin	65.4%	61.7%	57.8%

Cost of revenue increased by $5.9 million from 2011 to 2012 and by $6.9 million from 2010 to 2011, primarily due to an increase in the total number of customers. The increase in cost of revenue from 2011 to 2012 was comprised primarily of hosting costs of $5.1 million, including depreciation of equipment, personnel related costs of our operations employees, and increases in our data storage capacity, and an increase in customer support costs of $0.8 million, primarily attributable to increased personnel related costs of our customer support employees, partially offset by lower third-party outsourcing costs as a result of having replaced our outsourced support in India during 2011. The increase in cost of revenue from 2010 to 2011 was comprised primarily of hosting costs of $5.5 million, including depreciation of equipment, personnel related costs of our operations employees, and increases in our data storage capacity, and an increase in customer support costs of $1.4 million, primarily associated with the cost of new employees to replace outsourced support in India. Gross profit increased primarily as a result of operating efficiencies primarily due to economies of scale and our higher priced consumer and SMB offerings.

Operating expenses

	Years Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(in thousands, except percentage data)
Research and development	$19,925	$16,511	$10,868	20.7%	51.9%
General and administrative	9,928	6,631	4,209	49.7%	57.5%
Sales and marketing	42,719	37,722	33,098	13.2%	14.0%
Restructuring charges	1,345	—	—	100.0%	—

Research and development. Research and development expenses increased by $3.4 million from 2011 to 2012 and by $5.6 million from 2010 to 2011, primarily due to personnel related costs associated with additional hiring to enhance the functionality of our solutions and to develop new offerings.

General and administrative. General and administrative expenses increased by $3.3 million from 2011 to 2012 and by $2.4 million from 2010 to 2011. In both years, we increased the number of general and administrative employees to support our overall growth. The overall increases consisted primarily of increases of $0.9 million and $1.5 million in professional fees, including legal and accounting fees, from 2011 to 2012 and 2010 to 2011, respectively, and increases of $1.9 million and $0.4 million in personnel related and recruiting costs from 2011 to 2012 and 2010 to 2011, respectively.

Sales and marketing. Sales and marketing expenses increased by $5.0 million from 2011 to 2012 and by $4.6 million from 2010 to 2011. The increase from 2011 to 2012 was attributable to an increase in advertising campaigns and other marketing expenses of $1.7 million and an increase in personnel related costs of $2.0 million, as a result of hiring new employees. In addition, costs related to free trials increased by $1.1 million. The increase from 2010 to 2011 was attributable to an increase in advertising campaigns of $1.5 million and an increase in personnel related costs of $1.1 million, as a result of hiring new employees. In addition, credit card processing fees increased by $0.8 million and costs related to free trials increased by $1.2 million.

Restructuring charges. Restructuring charges increased by $1.3 million from 2011 to 2012. This increase was attributable to the March 2012 closure of our Boston, Massachusetts data center and the relocation of the equipment formerly hosted in that facility of $1.1 million and the December 2012 personnel related restructuring of our operations in China of $0.2 million. See Notes 12 and 13 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $40.3 million, which primarily consisted of cash and money market funds. In connection with our initial public offering in August 2011, we received net proceeds of $55.6 million. Prior to our initial public offering, we had funded our operations primarily through prepayment of subscriptions and the sale of $68.8 million of preferred stock, all of which was converted into shares of our common stock in connection with our initial public offering. Our principal uses of cash are funding our operations and capital expenditures. In June 2011, we used $1.9 million of cash to acquire substantially all of the assets of Phanfare, Inc., which operates a service that enables users to create, maintain, and share online photo and video albums. In October 2012, we used $13.4 million of cash to acquire all of the outstanding capital stock of Zmanda, Inc., a provider of open source and cloud backup solutions.

Sources of funds

We believe, based on our current operating plan, that our existing cash and cash equivalents, marketable securities, and borrowings available under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

From time to time, we may explore additional financing sources to develop or enhance our solutions, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked, and debt financing. There can be no assurance that any additional financing will be available to us on acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock.

In September 2012, we amended and renewed our revolving bank credit facility in order to extend the term of the facility through August 31, 2013 and increased the maximum amount of indebtedness that we may incur to $25 million. Advances under the credit facility bear interest on the outstanding daily balance, at an annual rate equal to the lender’s prime reference rate plus 0.25%. We have pledged our accounts receivable, equipment, and shares of our subsidiaries to the lender to collateralize our obligations under the credit facility. We have also agreed not to grant a security interest in or pledge our intellectual property to any third party. The credit facility contains customary events of default, conditions to borrowings and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make distributions to our stockholders, make investments, or enter into certain types of related party transactions. The credit facility also includes financial and other covenants including covenants to maintain a minimum current ratio, a minimum number of total subscribers, and a restriction as to where we may hold the majority of our cash and investments. To date, we have not drawn down on our revolving credit facility. Any inability to meet our debt service obligations could adversely affect our financial position and liquidity.

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

Cash flows

The following table summarizes our cash flow data for 2012, 2011, and 2010.

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$9,195	$7,572	$(1,552)
Net cash used in investing activities	(29,802)	(18,187)	(13,913)
Net cash provided by financing activities	1,102	56,600	1,041

Operating activities

Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.

In 2012, cash provided by operating activities was $9.2 million, which was primarily driven by a $14.4 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included non-cash charges of $16.3 million, including $10.8 million of depreciation and amortization and $4.1 million of stock-based compensation. These cash inflows were partially offset by our net loss of $18.9 million, a decrease in accounts payable and accrued expenses of $1.8 million, and a $0.6 million increase in prepaid expenses and other current assets.

In 2011, cash provided by operating activities was $7.6 million, which was primarily driven by a $20.4 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included non-cash charges of $9.3 million, including $7.9 million of depreciation and amortization and $1.4 million of stock-based compensation. An increase in accounts payable and accrued expenses provided an additional $2.8 million. These cash inflows were partially offset by our net loss of $23.5 million and a $1.2 million increase in prepaid expenses and other current assets.

In 2010, we used $1.6 million in operating activities, which was primarily driven by our net loss of $25.8 million, offset by a $15.6 million increase in deferred revenue associated with the increase in subscription sales and customer growth, non-cash charges of $5.6 million, including $5.1 million of depreciation and $0.5 million of stock-based compensation, and a $3.0 million increase in current liabilities.

Investing activities

In 2012, cash used in investing activities was $29.8 million, consisting primarily of capital expenditures of $13.4 million primarily for server equipment and other data center infrastructure, an increase in restricted cash of $0.5 million, and the use of $13.4 million, net of cash acquired, in connection with the acquisition of Zmanda, Inc. In addition, purchases and maturities of marketable securities netted to a $2.5 million use of cash.

In 2011, cash used in investing activities was $18.2 million, consisting primarily of capital expenditures of $13.5 million primarily for server equipment and other data center infrastructure and the use of $1.9 million of net cash in connection with the acquisition of substantially all of the assets of Phanfare, Inc. In addition, purchases and maturities of marketable securities netted to a $2.7 million use of cash.

In 2010, we used $13.9 million in investing activities, consisting primarily of $10.7 million for the purchase of equipment, in addition to a net investment of $3.3 million in marketable securities.

Financing activities

Cash provided by financing activities in 2012 was $1.1 million from the proceeds from the exercise of stock options.

Cash provided by financing activities in 2011 was $56.6 million, consisting of $55.6 million of net proceeds from our initial public offering and $1.0 million from the proceeds from the exercise of stock options.

Cash provided by financing activities in 2010 was $1.0 million, consisting primarily of net proceeds of $0.8 million from the issuance of shares of Series D convertible preferred stock and $0.3 million from the proceeds from the exercise of stock options.

Off-balance sheet arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations at December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(in thousands)
Office lease obligations	$5,921	$1,807	$2,706	$1,408
Hosting facility lease obligations (1)	4,733	1,588	3,082	63
Other purchase commitments	6,616	5,029	1,587	—

Total	$17,270	$8,424	$7,375	$1,471

(1)	Does not include $1.0 million related to our Boston, Massachusetts data center that we vacated in March 2012 and for which we have accrued $1.0 million as part of our restructuring charges. See Notes 12 and 13 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

The commitments under our office lease obligations shown above consist primarily of lease payments for our Boston, Massachusetts corporate headquarters and our Lewiston, Maine customer support facility.

We also lease small amounts of general office space in Sunnyvale, California, Princeton, New Jersey, and Beijing, China under lease agreements that expire at various dates through March 2014.

Our Lewiston, Maine support facility lease expires on June 1, 2016. We may terminate this lease at any time after May 31, 2013. The lease contains a renewal option for an additional two years, and requires us to pay a proportion of increases in operating expenses and real estate taxes after January 1, 2013.

The commitment under our hosting facility obligations shown above consists of Somerville, Massachusetts, Wakefield, Massachusetts, and Phoenix, Arizona data centers.

Other purchase commitments shown above consist of contractual commitments to various vendors primarily for advertising, marketing, and broadband services.

Recent Accounting Pronouncements

Effective January 1, 2012, we adopted ASU No. 2011-08, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The adoption of this guidance did not have an effect on our consolidated financial statements.

Effective January 1, 2012, we adopted ASU No. 2011-05, Presentation of Comprehensive Income. Under this guidance, we can present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We elected to present comprehensive income using two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, adoption did not have an effect on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuation risks and foreign exchange risks.

Interest Rate Fluctuation Risk

Our cash consists of interest bearing bank accounts. We did not have long-term borrowings as of December 31, 2012. Interest income is sensitive to changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash equivalents and marketable securities are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. In the event that we borrow under our revolving credit facility, which bears interest at the lender’s prime rate plus 0.25%, we would be exposed to interest rate fluctuations.

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

Carbonite, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Carbonite, Inc.

We have audited the accompanying consolidated balance sheets of Carbonite, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, redeemable and convertible preferred stock, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carbonite, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carbonite Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 6, 2013

Carbonite, Inc.

Consolidated Balance Sheets

	December 31,
	2012	2011
	(In thousands, except share and per share data)
ASSETS

Current assets:
Cash and cash equivalents	$40,341	$59,842
Marketable securities	14,990	12,684
Accounts receivable, net of allowance	1,549	944
Prepaid expenses and other current assets	2,369	1,730
Restricted cash	500	—

Total current assets	59,749	75,200
Property and equipment, net	24,622	21,648
Other assets	147	189
Acquired intangible assets, net	4,871	1,055
Goodwill	11,536	1,514

Total assets	$100,925	$99,606

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,247	$6,858
Accrued expenses	5,068	4,999
Current portion of deferred revenue	60,119	44,505

Total current liabilities	71,434	56,362
Deferred revenue, net of current portion	15,087	15,191
Other long-term liabilities	473	451

Total liabilities	86,994	72,004
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at December 31, 2012 and 2011, respectively; 25,806,123 and 25,137,342 shares outstanding at December 31, 2012 and 2011, respectively	258	251
Additional paid-in capital	133,059	127,807
Accumulated deficit	(119,373)	(100,437)
Treasury stock, at cost (2,009 shares)	(22)	(22)
Accumulated other comprehensive income	9	3

Total stockholders’ equity	13,931	27,602

Total liabilities and stockholders’ equity	$100,925	$99,606

The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except share and per share data)

Revenue	$84,043	$60,512	$38,563
Cost of revenue	29,060	23,202	16,284

Gross profit	54,983	37,310	22,279
Operating expenses:
Research and development	19,925	16,511	10,868
General and administrative	9,928	6,631	4,209
Sales and marketing	42,719	37,722	33,098
Restructuring charges	1,345	—	—

Total operating expenses	73,917	60,864	48,175

Loss from operations	(18,934)	(23,554)	(25,896)
Interest and other income, net	38	41	133

Loss before income taxes	(18,896)	(23,513)	(25,763)
Provision for income taxes	(40)	(23)	—

Net loss	(18,936)	(23,536)	(25,763)

Accretion of redeemable convertible preferred stock	—	(128)	(210)

Net loss attributable to common stockholders	$(18,936)	$(23,664)	$(25,973)

Basic and diluted net loss per share attributable to common stockholders	$(0.74)	$(1.84)	$(5.90)

Weighted-average number of common shares used in computing basic and diluted net loss per share	25,503,068	12,841,233	4,399,137

The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Net loss	$(18,936)	$(23,536)	$(25,763)
Other comprehensive income:
Net unrealized gain (loss) on marketable securities	2	(2)	—
Foreign currency translation adjustments	4	2	3

Total other comprehensive income	6	—	3

Total comprehensive loss	$(18,930)	$(23,536)	$(25,760)

The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.

Consolidated Statements of Redeemable and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series A-2 Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2009	502,874	4,194	3,969,649	63,576	4,266,078	43	1,303	(51,832)	—	—	(50,486)
Issuance of Series D convertible preferred stock	—	—	21,968	750	—	—	—	—		—	—
Issuance of common stock in connection with stock option exercises	—	—	—	—	260,525	2	289	—	—	—	291
Accretion of redeemable convertible preferred stock to redemption value	—	210	—	—	—	—	—	(210)	—	—	(210)
Stock-based compensation expense	—	—	—	—	—	—	542	—	—	—	542
Other comprehensive income	—	—	—	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	—	—	(25,763)	—	—	(25,763)

Balance at December 31, 2010	502,874	4,404	3,991,617	64,326	4,526,603	45	2,134	(77,805)	—	3	(75,623)
Issuance of common stock in connection with stock option exercises	—	—	—	—	825,302	8	982	—	—	—	990
Accretion of redeemable convertible preferred stock to redemption value	—	128	—	—	—	—	—	(128)	—	—	(128)
Repurchase of common stock	—	—	—	—	(2,009)	—	—	—	(22)	—	(22)
Stock-based compensation expense	—	—	—	—	—	—	1,357	—	—	—	1,357
Issuance of common stock in connection with initial public offering, net of issuance costs of $2,995	—	—	—	—	6,303,973	63	55,569	—	—	—	55,632
Conversion of redeemable and convertible preferred stock into common stock	(502,874)	(4,532)	(3,991,617)	(64,326)	13,483,473	135	67,691	1,032	—	—	68,858
Reclassification of a warrant to purchase shares of redeemable and convertible preferred stock into a warrant to purchase common stock	—	—	—	—	—	—	74	—	—	—	74
Net loss	—	—	—	—	—	—	—	(23,536)	—	—	(23,536)

Balance at December 31, 2011	—	$—	—	$—	25,137,342	251	$127,807	$(100,437)	$(22)	$3	$27,602
Issuance of common stock in connection with stock option exercises	—	—	—	—	668,781	7	1,095	—	—	—	1,102
Stock-based compensation expense	—	—	—	—	—	—	4,157	—	—	—	4,157
Other comprehensive income	—	—	—	—	—	—	—	—	—	6	6
Net loss	—	—	—	—	—	—	—	(18,936)	—	—	(18,936)

Balance at December 31, 2012	—	$—	—	$—	25,806,123	258	$133,059	$(119,373)	$(22)	$9	$13,931

The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Operating activities
Net loss	$(18,936)	$(23,536)	$(25,763)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,799	7,870	5,060
Gain on disposal of equipment	(41)	—	—
Amortization of premium on marketable securities	158	40	—
Stock-based compensation expense	4,131	1,445	542
Provision for (reduction of) reserves on accounts receivable	73	(2)	—
Non-cash restructuring charges	1,145	—	—
Re-measurement of preferred stock warrant liability	—	(8)	64
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(332)	(298)	(43)
Prepaid expenses and other current assets	(575)	(1,186)	(35)
Other assets	42	(112)	—
Accounts payable	(611)	1,935	2,383
Accrued expenses	(1,151)	833	531
Other long-term liabilities	48	203	131
Deferred revenue	14,445	20,388	15,578

Net cash provided by (used in) operating activities	9,195	7,572	(1,552)
Investing activities
Purchases of property and equipment	(13,417)	(13,544)	(10,652)
Proceeds from maturities of marketable securities	13,704	10,000	6,808
Purchases of marketable securities	(16,197)	(12,694)	(10,069)
Net increase in restricted cash	(500)	—	—
Payment for acquisitions, net of cash acquired	(13,392)	(1,949)	—

Net cash used in investing activities	(29,802)	(18,187)	(13,913)
Financing activities
Proceeds from exercise of stock options	1,102	990	291
Proceeds from issuance of preferred stock, net of issuance costs	—	—	750
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	—	55,632	—
Repurchase of common stock	—	(22)	—

Net cash provided by financing activities	1,102	56,600	1,041

Effect of currency exchange rate changes on cash	4	2	3
Net increase (decrease) in cash and cash equivalents	(19,501)	45,987	(14,421)
Cash and cash equivalents, beginning of period	59,842	13,855	28,276

Cash and cash equivalents, end of period	$40,341	$59,842	$13,855

Non cash investing and financing activities
Accretion of redeemable convertible preferred stock	$—	$128	$210
Acquisition of property and equipment included in accounts payable	$2,082	$2,658	$855
Conversion of redeemable and convertible preferred stock to common stock	$—	$68,858	—
Conversion of preferred stock warrant to common stock warrant	$—	$74	—

The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

Carbonite, Inc. (the “Company”) was incorporated in the State of Delaware on February 10, 2005, and focuses on the development and marketing of computer backup service that enable users to backup, access, and restore data files online.

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

Translation of Foreign Currencies

The functional currency of the Company’s foreign subsidiary and VIE is the local currency in which they operate. The financial statements of the Company’s foreign subsidiary and VIE in China are translated into U.S.

Carbonite, Inc.

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

The Company sells its services primarily to consumer and small business customers. Payment for the majority of the Company’s sales occurs via credit card. The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. At December 31, 2012, one customer represented approximately 11% of the Company’s accounts receivable balance and no customer represented 10% or more of the Company’s revenue for all periods presented.

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

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation.

Short-term investments in marketable securities are classified as available-for-sale and are recorded at fair value. Realized gains and losses and declines in value judged to be other-than-temporary are included in income based on the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments) are reported as a component of accumulated other comprehensive income (loss). Fair value is determined based on quoted market prices.

The Company reviews its investments for other-than-temporary impairment whenever evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. There were no other-than-temporary impairments during the year ended December 31, 2012.

Property and Equipment

Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation

Carbonite, Inc.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the recoverability of these assets is considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair value. The Company has not identified any impairment of its long-lived assets as of December 31, 2012, 2011, and 2010.

Business Combinations

In accordance with ASC 805, Business Combinations, the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.

The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company’s identifiable intangible assets acquired consist of developed technology, customer relationships, tradenames, and non-compete agreements. Developed technology consists of products that have reached technological feasibility and tradenames represent acquired company and product names. Customer relationships represent the underlying relationships and agreements with customers of the acquired company’s installed base. Non-compete agreements represent the protection against the loss of business and resultant cash flows from direct competition. The Company estimates the useful lives of its intangible assets based upon the expected period over which the Company anticipates generating economic benefits from the related intangible asset.

Goodwill and Acquired Intangible Assets

The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company’s estimate of fair value are based upon assumptions believed to be reasonable at that time, but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company performs its assessment for impairment of goodwill on an annual basis and it has determined that there is a single reporting unit for the purpose of conducting this annual goodwill impairment assessment. For purposes of assessing potential impairment, the Company estimates the fair value of the reporting unit (based on the Company’s market capitalization) and compares this amount to the carrying value of the reporting unit (as reflected by the Company’s total stockholders’ equity). If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. The Company’s annual goodwill impairment test is at November 30 of each year. To date, the Company has not identified any impairment to goodwill.

Carbonite, Inc.

Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. The Company reviews its intangible assets with definite lives for impairment, as discussed above. See policy on “Impairment of Long-Lived Assets,” above, for additional information.

Software and Website Development Costs

Research and development costs are expensed as incurred and primarily include salaries, fees to consultants, and other related costs. The Company follows the guidance of ASC 350-40, Internal Use Software and ASC 350-50, Website Development Costs, in accounting for its software and website development costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Because the Company believes the majority of its development efforts are categorized in operation stage (post-implementation), no costs have been capitalized to date. These costs are included in the accompanying statements of operations as research and development expense.

Advertising Expenses

The Company expenses advertising costs as incurred. During the years ended December 31, 2012, 2011, and 2010, the Company incurred approximately $24.1 million, $25.1 million, and $23.6 million of advertising expense, respectively, which is included in sales and marketing expense in the accompanying statements of operations.

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

Carbonite, Inc.

Accounting for Stock-Based Compensation

Stock-based compensation is recognized as an expense in the financial statements based on the grant date fair value of the stock awards granted. For awards that vest based on service conditions, the Company uses the straight-line method to allocate compensation expense for awards expected to vest over the requisite service period of those awards. The grant date fair value of options granted is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility, expected term, risk-free interest rate, and expected dividend yield. The grant date fair value of restricted stock units granted is based on the fair value of the underlying common stock on the date of grant.

Recently Issued and Adopted Accounting Standards

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

Effective January 1, 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income. Under this guidance, the Company can present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company elected to present comprehensive income using two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, adoption did not have an effect on the Company’s consolidated financial statements.

3. Net Loss per Share

The Company calculates basic and diluted net loss per share of common stock by dividing the net loss adjusted for the dividend on the redeemable convertible preferred stock by the weighted average number of shares of common stock outstanding during the period. The Company’s redeemable and convertible preferred stock outstanding for 2011 and 2010 are participating securities as defined by ASC 260-10, Earnings Per Share, but are excluded from the earnings per share calculation in 2011and 2010 as they did not have an obligation to share in the Company’s net losses.

The Company’s net loss per share is calculated as follows (in thousands, except per share data):

	2012	2011	2010
Net loss	$(18,936)	$(23,536)	$(25,763)
Accretion of redeemable convertible preferred stock	—	(128)	(210)

Net loss attributable to common stockholders	$(18,936)	$(23,664)	$(25,973)

Weighted-average number of shares of common stock, basic and diluted	25,503	12,841	4,399

Net loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(1.84)	$(5.90)

Carbonite, Inc.

The following potentially dilutive common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2012, 2011, and 2010 as they would be anti-dilutive due to the Company’s net losses (in thousands):

	Years Ended December 31,
	2012	2011	2010
Redeemable and convertible preferred stock	—	—	13,483
Options to purchase common stock	3,294	2,867	2,473
Warrant	11	11	11
Restricted stock	0	9	27

Total	3,305	2,887	15,994

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents —money market funds	$15,644	$—	$—	$15,644	$40,943	$—	$—	$40,943
Marketable securities — U.S. agency and treasury securities	—	14,990	—	14,990	—	12,684	—	12,684

Total	$15,644	$14,990	$—	$30,634	$40,943	$12,684	$—	$53,627

Accrued liabilities:
Lease exit charge	$—	$—	$1,000	$1,000	$—	$—	$—	$—

Carbonite, Inc.

The Company’s marketable securities are classified as Level 2 within the fair value hierarchy as they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The Company has a $1.0 million accrual relating to lease exit charges. The Company has classified this as a Level 3 fair value measure. The Company measured the accrual based on the discounted present value of the remaining lease payments of the vacated Boston, Massachusetts data center through the August 2013 lease expiration. The rate used to present value the payments of 4.25% is based on the rate associated with the Company’s revolving line of credit. There were no other changes or additions to Level 3 measurements during the year.

5. Acquisition

Phanfare, Inc.

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

The acquisition of Phanfare has been accounted for as a purchase of a business and, accordingly, the total purchase price has been allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. As a result of the acquisition of Phanfare, the Company recorded goodwill in the amount of $1.5 million and identifiable intangible assets of $1.2 million. The identified intangible assets will be amortized on a straight-line basis over their estimated useful lives. The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Weighted Average Useful Life
	(in thousands)	(in years)
Developed technology	$880	5
Customer relationships	180	3
Non-compete agreements	150	5

Total identifiable intangible assets	$1,210	4.7

Zmanda, Inc.

In October 2012, the Company completed the acquisition of all of the outstanding capital stock of Zmanda, Inc. for $13.4 million, net of cash acquired. Accordingly, the total purchase price has been allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. The Company believes that this acquisition will enhance its small and medium sized business (“SMB”) offering with the ability to backup databases and file systems to the cloud, and will enable SMBs to obtain all of the backup solutions that they need from one vendor. Zmanda’s offerings will provide IT resellers with affordable, secure, and easy to use solutions for data protection and recovery for their clients.

The results of operations for the acquisition have been included in the Company’s operations since the date of acquisition and were not material for the periods presented.

Carbonite, Inc.

The aggregate purchase price was $14.4 million, including $1.0 million of cash acquired. The Company allocated the purchase price as follows (in thousands):

Cash acquired	$958
Accounts receivable	346
Prepaid and other	33
Property and equipment	19
Intangible assets	4,130
Goodwill	10,022

Total assets acquired	15,508
Less fair value of liabilities assumed	1,158

Net assets acquired	$14,350

Goodwill of $10.0 million was recognized for the excess purchase price over the fair value of the net assets acquired. The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to the Company’s SMB product offerings and the ability to leverage existing sales and marketing capacity and customer base with respect to the acquired Zmanda service. Goodwill from the acquisition of Zmanda is included within the Company’s one reporting unit and is included in the Company’s annual review for impairment. It is not amortized for tax purposes as this acquisition was a stock purchase.

Identifiable intangible assets of $4.1 million are amortized based upon the pattern in which economic benefits related to such assets are realized. Developed technology consists of products that have reached technological feasibility and tradenames represent acquired company and product names. The developed technology and tradename intangibles were valued using the relief from royalty method, which considers both the market approach and the income approach. Customer relationships represent the underlying relationships and agreements with customers of the acquired company’s installed based. To value the customer relationships, the Company utilized the income approach, specifically a variation of the discounted cash-flow method known as the multiperiod excess earnings method. Non-compete agreements represent the protection against the loss of business and resultant cash flows from direct competition. The comparative business valuation method was used to value the non-compete agreements. The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Weighted Average Useful Life
	(in thousands)	(in years)
Developed technology	$2,100	8
Customer relationships	1,400	7
Tradenames	400	8
Non-compete agreements	230	3

Total identifiable intangible assets	$4,130	7.4

6. Goodwill and Acquired Intangible Assets

As of December 31, 2012, the carrying amount of goodwill is $11.5 million. The change in the carrying amount of goodwill is as follows (in thousands):

Balance as of December 31, 2011	$1,514
Goodwill related to the acquisition of Zmanda, Inc.	10,022

Balance as of December 31, 2012	$11,536

Carbonite, Inc.

Goodwill is not amortized. The Company reviews goodwill for impairment at least annually in the fourth quarter, or on an interim basis if an event or circumstance occurs indicating the potential for impairment. The Company completed the annual impairment review as of November 30, 2012 by estimating the fair value of the reporting unit (based on the Company’s market capitalization) and comparing this amount to the carrying value of the reporting unit (as reflected by the Company’s total stockholders’ equity). The Company determined that goodwill was not impaired. To date, the Company has had no impairments to goodwill.

Purchased intangible assets consist of the following (in thousands):

		December 31, 2012			December 31, 2011
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7.1	$2,980	$314	$2,666	$880	$102	$778
Customer relationships	6.5	1,580	95	1,485	180	35	145
Tradename	8.0	400	6	394	—	—	—
Non-compete agreements	3.8	380	54	326	150	18	132

		$5,340	$469	$4,871	$1,210	$155	$1,055

The Company recorded amortization expense of $0.3 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of tradenames and non-compete agreements is recorded within general and administrative expenses. Future estimated amortization expense of acquired intangibles is as follows (in thousands):

2013	$667
2014	1,199
2015	1,052
2016	713
2017	508
Thereafter	732

$4,871

7. Property and Equipment

Property and equipment consists of the following at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Computer equipment	$46,475	$36,633
Software	1,609	1,239
Furniture and fixtures	571	512
Leasehold improvements	1,114	800

Total property and equipment	49,769	39,184
Less accumulated depreciation and amortization	(25,147)	(17,536)

Property and equipment, net	$24,622	$21,648

Carbonite, Inc.

Depreciation and amortization expenses were $10.5 million, $7.7 million, and $5.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

8. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011
Accrued media spend	$1,910	$1,223
Accrued other expenses	1,736	1,070
Accrued restructuring	1,022	—
Accrued compensation	400	2,706

Total accrued expenses	$5,068	$4,999

9. Redeemable and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

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

Redeemable and Convertible Preferred Stock

Prior to the Company’s IPO, at which time all shares of Preferred Stock, consisting of 502,874 shares of Series A-2 redeemable convertible preferred stock (“Series A-2”) and 3,991,617 of convertible preferred stock, were converted into shares of common stock, the following rights, privileges and preferences of the preferred stock were as follows:

Dividends

The holders of Preferred Stock were entitled to receive, out of funds lawfully available, dividends, when, as and if they were declared by the Company’s Board of Directors, at an annual rate per share, without compounding, equal to 6% of the original purchase price. Dividends accrued, whether or not declared, and were cumulative and payable upon the occurrence of a liquidation event for all Preferred Stock, as well as upon redemption for Series A-2. Therefore, dividends were accreted on the Series A-2 such that it was presented at redemption value. No dividends were declared through the date on which the Preferred Stock was converted into common stock.

Carbonite, Inc.

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

Registration Rights

Pursuant to an investors’ rights agreement, the holders of the Company’s common stock that resulted from the conversion of the Preferred Stock have certain registration rights. The holders have the right to demand that the Company register such shares of common stock pursuant to the Securities Act of 1933, as amended. Subject to certain limitations, the Company shall bear the fees, costs, and expenses of such registration, other than underwriting discounts and commissions. The Company is not required to settle such registration rights by delivery of registered shares or by a net cash settlement.

Warrants

In October 2006, in connection with a commercial line of credit, the Company issued a warrant to purchase shares of Series A-2, which, at the time of the Company’s IPO, was converted into a warrant to purchase 11,316 shares of common stock at a price of $2.32 per share (the “Warrant”). The Warrant is exercisable at any time through expiration in October 2013. The Company valued the Warrant at the date of grant at $18 thousand, and recorded the fair value of the Warrant as a charge to interest expense. The Company remeasured the fair value of the Warrant each reporting period in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, resulting in a fair value of $82 thousand as of December 31, 2010, which was recorded in other long-term liabilities. At the time of conversion of the Warrant in connection with the Company’s IPO, the fair value of the Warrant was $74 thousand, which was reclassified as a component of additional paid-in capital. No portion of the Warrant has been exercised as of December 31, 2012.

10. Stock-based Awards

The Company’s 2005 Stock Incentive Plan (the “2005 Plan”) provided for granting of incentive stock options, non-qualified options, restricted stock, or other awards to the Company’s employees, officers, directors, and outside consultants up to an aggregate of 3,601,551 shares of the Company’s common stock. In conjunction with the effectiveness of the 2011 Equity Award Plan (the “2011 Plan”), the Company’s Board of Directors voted that no further stock options or other equity-based awards would be granted under the 2005 Plan.

The Company’s 2011 Plan provides for the issuance of stock options, restricted stock, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the plan, the Company reserved 1,662,000 shares of common stock for issuance under the 2011 Plan. On January 1st of each year, beginning on January 1, 2012, the number of shares reserved under the 2011 Plan will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s Board of Directors.

Carbonite, Inc.

As of December 31, 2012, 454,308 shares of common stock were available for future grant under the 2011 Plan.

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

The assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the years ended December 31, 2012, 2011, and 2010:

	Years Ended December 31,
	2012	2011	2010
Weighted-average fair value of common stock	$9.03	$12.20	$7.32
Risk-free interest rate	0.83% to 1.33%	2.12% to 2.4%	1.45% to 3.04%
Expected dividend yield	—%	—%	—%
Expected volatility	55% to 57%	53% to 62%	61% to 64%
Expected term (in years)	5.5 to 6.1	5.8 to 6.1	6.1

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

Carbonite, Inc.

companies that issued options with substantially similar terms. Beginning at the time of the Company’s IPO, the expected volatility of options granted has been determined using a combination of the historical volatility measures of this peer group of companies for a period equal to the expected term of the option.

Expected Term

The Company has limited public historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. As a result, for stock option grants made during the years ended December 31, 2012, 2011, and 2010 the expected term was estimated using the “simplified method.” The simplified method is based on the average of the vesting tranches and the contractual life of each grant.

Forfeitures

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

The following table summarizes stock option activity under the 2005 and 2011 Plans:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (2)
Outstanding at December 31, 2011	2,867,310	$6.74	8.41	$12,491
Granted	1,580,000	9.03
Exercised	(668,781)	1.65
Canceled	(484,509)	9.01

Outstanding at December 31, 2012	3,294,020	$8.54	7.56	$6,193

Exercisable at December 31, 2012	1,115,419	$6.93	5.91	$3,804

Vested and expected to vest at December 31, 2012(1)	3,068,532	$8.49	7.48	$5,987

(1)	Represents the number of vested stock options as of December 31, 2012, plus the number of unvested stock options expected to vest as of December 31, 2012, based on the unvested stock options outstanding at December 31, 2012, adjusted for estimated forfeitures.
(2)	The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying stock options and the fair market value of the Company’s common stock on December 31, 2011 and December 31, 2012.

The weighted-average grant date fair value of options granted to employees during the years ended December 31, 2012, 2011, and 2010 was $4.73, $6.47, and $4.68 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was approximately $4.9 million, $8.0 million, and $1.2 million, respectively.

At both December 31, 2012 and 2011, there was approximately $9.4 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested stock options that is expected to be recognized over a weighted-average period of 2.38 and 2.96 years, respectively. The total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.

Carbonite, Inc.

Incentive Unit Agreements

In 2011, the Company’s Board of Directors adopted the Incentive Unit Plan, which provides up to an aggregate of 60,000 incentive units (“Units”) to certain employees of its subsidiary in China to afford these employees the benefit of any appreciation in the value of the Company. The Units had a five year term and vested upon a performance condition, which has been satisfied, and a service period of up to four years. Upon vesting, the recipients of Units received a cash bonus based on the difference between the fair value of the Company’s stock and the base value set forth in their respective Incentive Units Agreements. In January 2012, the Board of Directors determined to cease issuance of any further grants pursuant to the Incentive Unit Plan. In connection with the restructuring of the Company’s China operations in December 2012, the Incentive Unit Plan has been terminated. As of December 31, 2012, all Units have either been paid out or have been terminated, in each case in accordance with the Incentive Unit Plan.

Restricted Stock

In 2009, the Company sold an aggregate of 72,000 shares of common stock at the fair value of $1.31 per share to non-employee members of the Board of Directors under restricted stock agreements in accordance with the terms of the Company’s 2005 Plan. During 2009, due to the departure of one board member, 18,000 of these shares were forfeited. The restricted stock vests ratably over three years from the grant date. In the event that a member of the Board of Directors ceases to serve on the Company’s Board of Directors for any reason, with or without cause, the Company has the right to repurchase some or all of the unvested shares at the fair values on the dates of issuance.

The fair value of the restricted stock is based on the fair value of the Company’s common stock on the date of grant. Stock-based compensation expense related to restricted stock is recognized on a straight-line basis over the requisite service period. There are no performance-based measures. During 2012, the 9,000 shares of restricted stock that were unvested as of December 31, 2011 vested.

Stock-based compensation is reflected in the consolidated statement of operations as follows for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of revenues	$440	$207	$45
Research and development	1,199	511	171
General and administrative	1,579	346	227
Sales and marketing	913	381	99

	$4,131	$1,445	$542

11. Income Taxes

The domestic and foreign components of loss before provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Domestic	$(17,990)	$(22,562)	$(25,666)
Foreign	(906)	(951)	(97)

Total	$(18,896)	$(23,513)	$(25,763)

Carbonite, Inc.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year Ended December 31,
	2012	2011	2010
Expected income tax benefit using U.S. federal statutory rate	34.0%	34.0%	34.0%
Change in the valuation allowance	(29.6)	(32.4)	(33.3)
Nondeductible stock-based compensation	(2.9)	(1.6)	(0.7)
Other	(1.7)	(0.1)	(0.0)

	(0.2)%	(0.1)%	0.0%

Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$44,198	$34,411
Research and development tax credit carryforwards	3,421	2,395
Deferred revenue	6,433	3,970
Other	2,169	791

Total deferred tax assets	56,221	41,567
Valuation allowance for deferred tax assets	(51,290)	(40,146)

Total deferred tax assets, net of valuation allowance	4,931	1,421

Deferred tax liabilities:
Depreciation	(2,635)	(878)
Other	(2,359)	(565)

Total deferred tax liabilities	(4,994)	(1,443)

Net deferred tax liabilities	$(63)	$(22)

For the years ended December 31, 2012 and December 31, 2011, the Company recorded a deferred federal tax provision of $40 thousand and $23 thousand, respectively, related to tax amortization of goodwill. The Company did not provide for income tax in the year ended December 31, 2010 due to net losses. As of December 31, 2012, the Company had U.S. federal, state, and foreign net operating loss carryforwards of $116.9 million, $107.0 million and $2.0 million, respectively. Included in the federal net operating loss carryforward is $5.2 million that relates to excess tax deductions from stock-based payments, the tax benefit of which will be recorded as an increase in additional paid-in capital when the deductions reduce current taxes payable. As of December 31, 2011, the Company had federal, state and foreign net operating loss carryforwards of approximately $89.0 million, $83.9 million, and $1.0 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in the year 2026 through 2033. State net operating loss carryforwards will expire at various dates beginning in 2013 through 2033. At December 31, 2012 and 2011, the Company had approximately $4.1 million and $2.8 million, respectively, of federal and state research and development tax credit carryforwards available to reduce future income taxes payable, which will expire at various dates beginning in the year 2023 through 2033.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state deferred tax

Carbonite, Inc.

assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at December 31, 2012 and 2011. The valuation allowance increased approximately $11.1 million and $8.9 million during the years ended December 31, 2012 and 2011, respectively, due primarily to the increase in the net operating loss carryforwards and research and development tax credits.

Future changes in Company ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company performed an analysis of its changes in ownership through December 31, 2012 and has adjusted its net operating loss carryforwards and research and development credit carryforwards to reflect the current usage limitations.

The Company’s reserves related to taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2012 and 2011, the Company had no unrecognized tax benefits.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations. The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ending December 31, 2009, 2010, 2011 and 2012, although carryforward attributes that were generated prior to tax year 2009 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress.

12. Commitments and Contingencies

Operating Leases

The Company leases various facilities under leases that expire at varying dates through 2016. Certain of these leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, and maintenance.

The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters), Lewiston, Maine, Princeton, New Jersey, Sunnyvale, California, and Beijing, China. The Company has lease agreements to rent data center space in Wakefield, Massachusetts and Phoenix, Arizona. The Company also maintains a hosting service agreement with a third-party data center vendor in Somerville, Massachusetts, that is subject to annual renewal and a 120 day cancellation right. The terms of the several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, and rent is being recognized on a straight-line basis over the terms of the leases. At both December 31, 2012 and 2011, $0.4 million is included in accrued expenses and other long-term liabilities related to the deferred rent.

Carbonite, Inc.

Future non-cancellable minimum lease payments under all operating leases as of December 31, 2012, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases (1)	Total
2013	$1,807	$1,588	$3,395
2014	1,338	1,635	2,973
2015	1,368	1,447	2,815
2016	1,408	63	1,471

	$5,921	$4,733	$10,654

(1)	Does not include contractual payments related to the Boston, Massachusetts data center lease that the Company vacated in March 2012 and for which the Company has accrued $1.0 million as restructuring expense. See Note 13 for related additional disclosure.

Other Non-cancellable Commitments

As of December 31, 2012, the Company had non-cancelable commitments of $5.0 million payable in 2013, $1.4 million payable in 2014, and $0.2 million payable in 2015, primarily consisting of advertising, marketing and broadband services contracts.

Litigation

In August 2010, Oasis Research, LLC, (“Oasis Research”), filed a lawsuit against the Company and several of its competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that the Company’s cloud backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research seeks an award for damages in an unspecified amount. Oasis Research does not currently seek an injunction. A trial date has been set for March 14, 2013. The Company is not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time. The Company intends to defend itself vigorously.

In May 2012, Markley Boston, LLC (“Markley”) filed a lawsuit against the Company in Massachusetts Superior Court seeking $1.6 million in damages related to the Company’s termination of a data center lease. The Company has accrued $1.0 million, being the discounted present value of the remaining contractual payments under the lease agreement. In addition, as a result of a court order, the Company has presented $0.5 million as restricted cash on its balance sheet. See Note 13 for related additional disclosure.

In the ordinary course of business the Company is involved in litigation incidental to its business; however, the Company’s management is not aware of any other pending legal proceeding or other loss contingency, whether asserted or unasserted, affecting the Company for which it might become liable or the outcome of which management expects to have a material impact on the Company.

13. Restructuring

In March 2012, the Company closed its Boston, Massachusetts data center and transitioned the computer equipment and operations located at that facility to its other Massachusetts data centers. This facility closure was accounted for in accordance with ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which the Company recorded a charge of $1.2 million, of which $0.2 million was paid to relocate the Company’s computer equipment and $1.0 million was accrued related to the fair value of the remaining lease payments as of the date of the closure. The fair value of the remaining lease payments was determined based upon the discounted present value of remaining data center lease payments through the August 2013 lease

Carbonite, Inc.

expiration. At December 31, 2012, $1.0 million related to the fair value of the remaining lease payments are included within accrued expenses. In addition, as a result of a court order, the Company has presented $0.5 million as restricted cash on its balance sheet. See Note 12 for related additional disclosure.

In November 2012, the Company adopted a plan to restructure its workforce in China as part of its commitment to reduce costs and enhance long-term profitability. The Company recorded a restructuring charge primarily attributable to termination benefits of approximately $0.2 million at December 31, 2012, of which the Company has paid an insignificant amount through December 31, 2012.

14. Retirement Plan

The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status and age requirements. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company did not contribute to this plan for the years ended December 31, 2011 and 2010. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. For the year ended December 31, 2012, the Company contributed $0.6 million to the plan.

15. Related Party Transactions

In December 2011, in connection with an employee/affiliate exercise of stock options, the Company remitted $0.1 million on such employee/affiliate’s behalf for payroll taxes. The Company was reimbursed in full in January 2012.

16. Revolving Credit Facility

In 2012, the Company amended and renewed its revolving line of credit with a bank that was originally scheduled to terminate August 30, 2012. Pursuant to the amended terms, the Company may borrow up to $25 million through August 30, 2013. Advances under the line of credit bear interest on the outstanding daily balance, at an annual rate equal to the lender’s prime reference rate plus 0.25%. The Company has pledged its accounts receivable, equipment, and shares of its subsidiaries to the lender to secure its obligations under the credit facility, and has also agreed not to grant a security interest in or pledge its intellectual property to any third party. The credit facility contains customary events of default, conditions to borrowings and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make distributions to stockholders, make investments, or enter into certain types of related party transactions. The credit facility also includes financial and other covenants including covenants to maintain a minimum current ratio, a minimum number of total subscribers, and a requirement that the majority of the Company’s cash and investments be held with the bank or one of its affiliates. To date, the Company has not borrowed any amounts under this $25 million revolving line of credit.

17. Quarterly Information (Unaudited)

Quarterly results of operations are as follows (in thousands, except per share amounts):

	For the three months ended:
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Statements of Operations Data:
Revenue	$23,676	$21,573	$20,247	$18,547	$17,344	$15,926	$14,399	$12,843
Gross profit	$15,600	$14,368	$13,253	$11,762	$10,562	$9,817	$8,753	$8,178
Loss from operations	$(2,249)	$(3,359)	$(4,223)	$(9,103)	$(6,101)	$(7,438)	$(4,662)	$(5,353)
Net loss	$(2,219)	$(3,370)	$(4,231)	$(9,116)	$(6,131)	$(7,416)	$(4,652)	$(5,337)
Basic and diluted net loss per share	$(0.09)	$(0.13)	$(0.17)	$(0.36)	$(0.24)	$(0.47)	$(0.93)	$(1.09)

Carbonite, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As permitted by Securities and Exchange Commission guidance, management excluded from its assessment Zmanda, Inc., which was acquired in October 2012 and which represented less than 5 percent of total assets and less than 5 percent of total revenues as of and for the year ended December 31, 2012.

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012. The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.

Ernst & Young LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Carbonite, Inc.

We have audited Carbonite, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Carbonite, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Form 10-K, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Zmanda, Inc. acquired on October 31, 2012, which is included in the December 31, 2012 consolidated financial statements of Carbonite, Inc. and constituted less than 5 percent of total assets and less than 5 percent of total revenues, for the year then ended. Our audit of internal control over financial reporting of Carbonite, Inc. also did not include an evaluation of the internal control over financial reporting of Zmanda, Inc.

In our opinion, Carbonite, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Carbonite, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, redeemable and convertible preferred stock, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 of Carbonite, Inc. and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 6, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2013 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated in this Annual Report on Form 10-K by reference.

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

CARBONITE, INC.

Dated: March 6, 2013	By:	/s/ David Friend
David Friend
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Friend and Anthony Folger, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Carbonite, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Friend David Friend	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2013

/s/ Anthony Folger Anthony Folger	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2013

/s/ Jeffry Flowers Jeffry Flowers	Director	March 6, 2013

/s/ Charles Kane Charles Kane	Director	March 6, 2013

/s/ Todd Krasnow Todd Krasnow	Director	March 6, 2013

/s/ William G. Nelson William G. Nelson	Director	March 6, 2013

/s/ Pravin Vazirani Pravin Vazirani	Director	March 6, 2013

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Carbonite, Inc.
3.2(2)	Amended and Restated By-Laws of Carbonite, Inc.
4.1(3)	Form of Common Stock Certificate.
4.2(4)	Third Amended and Restated Investors’ Rights Agreement by and among Carbonite, Inc. and the persons and entities listed on Exhibit A attached thereto, dated as of December 24, 2009.
10.1(2)#	Amended and Restated 2005 Stock Incentive Plan and Form of Incentive Stock Option Agreement, Nonqualified Stock Option Agreement, and Stock Restriction Agreement under the Amended and Restated 2005 Stock Incentive Plan.
10.2(2)#	2011 Equity Award Plan and Form of Incentive Stock Option Agreement, Nonqualified Stock Option Agreement, and Stock Restriction Agreement under the 2011 Equity Award Plan.
10.3(4)#	Form of Indemnification Agreement by and between Carbonite, Inc. and each of its directors and executive officers.
10.4(4)#	Severance Agreement with David Friend, dated as of May 3, 2011.
10.5(4)#	Severance Agreement with Jeffry Flowers, dated as of May 4, 2011.
10.6(4)#	Offer and Employment Agreement with Andrew Keenan, dated as of April 27, 2007.
10.6.A(4)#	Amendment to Offer and Employment Agreement with Andrew Keenan, dated as of May 5, 2011.
10.7(4)#	Offer Letter with Swami Kumaresan, dated as of September 7, 2007.
10.7.A(4)#	Amendment to Offer Letter with Swami Kumaresan, dated as of April 18, 2011.
10.8(4)	Office Lease with Trustees of Church Realty, dated as of June 25, 2009.
10.9(4)	Office Lease with Church Realty Trust, dated as of May 20, 2010.
10.10(4)	Colocation/Interconnection License with Markley Boston, LLC, dated as of August 20, 2006.
10.10.A(4)	First Amendment to Colocation/Interconnection License with Markley Boston, LLC, dated as of October 31, 2006.
10.10.B(4)	Second Amendment to Colocation/Interconnection License with Markley Boston, LLC, dated as of January 9, 2008.
10.10.C(4)	Third Amendment to Colocation/Interconnection License with Markley Boston, LLC, dated as of October 31, 2008.
10.11(4)	Master Services Agreement with Internap Network Services, Corp., executed on or about December 3, 2008.
10.12(4)	Loan and Security Agreement with Comerica Bank, dated as of May 11, 2011.
10.13(5)	Commercial Lease with Lewiston Properties, LLC, dated as of May 13, 2011.
10.14(5)	Turn Key Datacenter Lease with GIP Wakefield, LLC, dated as of June 3, 2011.
10.15(3)	Carbonite (China) Co., Ltd. Incentive Unit Plan and Form of Incentive Units Agreement under the Incentive Unit Plan.
10.16(6)#	Offer Letter with Oussama El-Hilali, dated as of August 11, 2011.
10.17(7)	Turn Key Datacenter Lease with Digital Phoenix Van Buren, LLC, dated as of November 29, 2011.
10.18(8)	First Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of September 15, 2011.
10.19(9)	Second Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of March 31, 2012.
10.20(10)#	Amendment to Offer Letter with Swami Kumaresan, dated as of April 26, 2012.
10.21(11)#	Amendment to Offer Letter with Andrew Keenan, dated as of April 26, 2012.
10.22(12)#	Amendment to Offer Letter with Tom Murray, dated as of March 18, 2011.
10.23(13)	First Amendment to the Loan and Security Agreement with Comerica Bank, dated as of August 30, 2012.
10.24†	Third Amendment to the Datacenter Lease with GIP Wakefield LLC, dated as of June 11, 2012.
10.25(14)#	General Release and Separation Agreement with Andrew Keenan, dated as of October 30, 2012.
10.26(15)#	Offer and Employment Agreement with Anthony Folger, dated as of November 21, 2012.
21.1(16)	List of subsidiaries.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature pages to this Annual Report on Form 10-K).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(7) Filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2012, and incorporated herein by reference.

(8) Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2012, and incorporated herein by reference.

(9) Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2012, and incorporated herein by reference.

(10) Filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2012, and incorporated herein by reference.

(11) Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2012, and incorporated herein by reference.

(12) Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012, and incorporated herein by reference.

(13) Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 19, 2012, and incorporated herein by reference.

(14) Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2012, and incorporated herein by reference.

(15) Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 2, 2013, and incorporated herein by reference.

(16) Filed as Exhibit 21.1 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2012 and incorporated herein by reference.

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