Form 10-Q
period 2013-03-31
Carbonite Inc
filed 2013-05-07
CIK 1340127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013, there were 25,969,781 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Carbonite, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except share and per share data)
ASSETS

Current assets:
Cash and cash equivalents	$41,504	$40,341
Marketable securities	14,996	14,990
Accounts receivable, net of allowance	2,017	1,549
Prepaid expenses and other current assets	2,343	2,369
Restricted cash	500	500

Total current assets	61,360	59,749
Property and equipment, net	24,859	24,622
Other assets	181	147
Acquired intangible assets, net	4,607	4,871
Goodwill	11,536	11,536

Total assets	$102,543	$100,925

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,074	$6,247
Accrued expenses	8,592	5,068
Current portion of deferred revenue	65,388	60,119

Total current liabilities	79,054	71,434
Deferred revenue, net of current portion	14,637	15,087
Other long-term liabilities	510	473

Total liabilities	94,201	86,994
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at March 31, 2013 and December 31, 2012, respectively; 25,959,835 and 25,806,123 shares outstanding at March 31, 2013 and December 31, 2012, respectively	260	258
Additional paid-in capital	134,888	133,059
Treasury stock, at cost (2,009 shares)	(22)	(22)
Accumulated other comprehensive income	8	9
Accumulated deficit	(126,792)	(119,373)

Total stockholders’ equity	8,342	13,931

Total liabilities and stockholders’ equity	$102,543	$100,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue	$24,508	$18,547
Cost of revenue	8,838	6,785

Gross profit	15,670	11,762
Operating expenses:
Research and development	5,476	4,840
General and administrative	4,777	2,236
Sales and marketing	12,682	12,615
Restructuring charges	146	1,174

Total operating expenses	23,081	20,865

Loss from operations	(7,411)	(9,103)
Interest and other income (expense), net	2	(3)

Loss before income taxes	(7,409)	(9,106)
Provision for income taxes	(10)	(10)

Net loss	$(7,419)	$(9,116)

Basic and diluted net loss per share attributable to common stockholders	$(0.29)	$(0.36)

Weighted-average number of common shares used in computing basic and diluted net loss per share	25,888,694	25,226,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net loss	$(7,419)	$(9,116)
Other comprehensive income (loss):
Net unrealized gains on marketable securities	2	1
Foreign currency translation adjustments	(3)	4

Total other comprehensive income (loss)	(1)	5

Total comprehensive loss	$(7,420)	$(9,111)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(7,419)	$(9,116)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,158	2,404
Amortization (accretion) of premium (discount) on marketable securities	(4)	62
Stock-based compensation expense	1,319	956
Provision for reserves on accounts receivable	7	48
Non-cash restructuring charges	92	1,017
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(475)	(273)
Prepaid expenses and other current assets	26	(399)
Other assets	(34)	14
Accounts payable	(1,176)	(2,045)
Accrued expenses	3,435	1,509
Other long-term liabilities	37	21
Deferred revenue	4,819	5,947

Net cash provided by operating activities	3,785	145
Investing activities
Purchases of property and equipment	(3,131)	(4,926)
Proceeds from maturities of marketable securities	—	2,500

Net cash used in investing activities	(3,131)	(2,426)
Financing activities
Proceeds from exercise of stock options	512	448

Net cash provided by financing activities	512	448

Effect of currency exchange rate changes on cash	(3)	4
Net increase (decrease) in cash and cash equivalents	1,163	(1,829)
Cash and cash equivalents, beginning of period	40,341	59,842

Cash and cash equivalents, end of period	$41,504	$58,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Carbonite, Inc. (the “Company”) was incorporated in the State of Delaware on February 10, 2005, and provides cloud backup solutions for consumers and small businesses primarily in the U.S.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries.

In addition, through its wholly owned subsidiary Carbonite (China) Co., Ltd. (“Carbonite China”), the Company effectively controls a variable interest entity (“VIE”), Pan Sheng An Xin Internet Technology Co., Ltd., which is incorporated under the laws of the People’s Republic of China. The People’s Republic of China restricts foreign ownership of internet-related service companies. To comply with these foreign ownership restrictions, the Company operated its business in China through this VIE.

The Company consolidated the VIE as required by Financial Accounting Standards Codification (“ASC”) 810-10, Consolidation, because as of March 31, 2013, the Company was the primary beneficiary of the VIE through Carbonite China. All intercompany accounts and transactions between the Company, its subsidiaries, and the VIE have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q, and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 6, 2013.

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

The Company sells its services primarily to consumers and small businesses. Payment for the majority of the Company’s sales occurs via credit card. The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. At March 31, 2013, no customer represented 10% or more of the Company’s accounts receivable balance and at December 31, 2012, one customer represented approximately 11% of the Company’s accounts receivable balance. No customer accounted for 10% or more of the Company’s revenue for the periods ended March 31, 2013 and March 31, 2012.

Revenue Recognition

The Company derives revenue from cloud backup subscription services. These services are standalone independent service solutions, which are generally contracted for a one- to three-year term. Subscription arrangements include access to use the Company’s services via the internet. The Company recognizes revenue in accordance with ASC 605-10, Overall Revenue Recognition. Subscription revenue is recognized ratably on a daily basis upon activation of service over the subscription period, when persuasive evidence of an arrangement with a customer exists, the subscription period has been activated, the price is fixed or determinable, and collection is reasonably assured. Deferred revenues represent payments received from customers for subscription services prior to recognizing the revenue related to those payments.

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original purchase maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation.

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

The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, which reflect management’s best estimates of inputs and assumptions that a market participant would use. The Company’s identifiable intangible assets acquired consist of developed technology, customer relationships, tradenames, and non-compete agreements. Developed technology consists of products that have reached technological feasibility and tradenames represent acquired company and product names. Customer relationships represent the underlying relationships and agreements with customers of the acquired company’s installed base. Non-compete agreements represent the protection against the loss of business and resultant cash flows from direct competition. The Company estimates the useful lives of its intangible assets based upon the expected period over which the Company anticipates generating economic benefits from the related intangible asset.

Goodwill and Acquired Intangible Assets

The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company’s estimates of fair value are based upon assumptions believed to be reasonable at that time, but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company performs its assessment for impairment of goodwill on an annual basis and it has determined that there is a single reporting unit for the purpose of conducting this annual goodwill impairment assessment. For purposes of assessing potential impairment, the Company estimates the fair value of the reporting unit (based on the Company’s market capitalization) and compares this amount to the carrying value of the reporting unit (as reflected by the Company’s total stockholders’ equity). If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. The Company’s annual goodwill impairment test is at November 30th of each year.

Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. The Company reviews its intangible assets with definite lives for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable.

Software and Website Development Costs

Research and development costs are expensed as incurred and primarily include salaries, fees to consultants, and other related costs. The Company follows the guidance of ASC 350-40, Internal Use Software and ASC 350-50, Website Development Costs, in accounting for its software and website development costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Because the Company believes the majority of its development efforts are categorized in operation stage (post-implementation) which represent maintenance costs, no costs have been capitalized to date. These costs are included in the accompanying statements of operations as research and development expense.

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

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as a single segment for purposes of assessing performance and making operating decisions. The Company does not disclose geographic information for revenue and long-lived assets as revenue and long-lived assets located outside the United States do not exceed 10% of total revenue and total assets.

Accounting for Stock-Based Compensation

Stock-based compensation is recognized as an expense in the financial statements based on the grant date fair value of the stock awards granted. The Company expenses the fair value of the stock awards over the applicable service period on a straight line basis. The grant date fair value of options granted is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility, expected term, risk-free interest rate, and expected dividend yield. The grant date fair value of restricted stock units granted is based on the fair value of the underlying common stock on the date of grant.

Recently Issued and Adopted Accounting Standards

Effective January 1, 2013, the Company adopted ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This standard requires centralized disclosure of amounts reclassified from Accumulated Other Comprehensive Income (“AOCI”) to net income with presentation either parenthetically on the face of the financial statements or in the notes, amounts, and their source reclassified out of each component of AOCI and the income statement line item affected by the reclassification. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

3. Net Loss per Share

The Company calculates basic and diluted net loss per share of common stock by dividing the net loss by the weighted average number of unrestricted common shares outstanding for the period.

The following potentially dilutive common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2013 and 2012 as they would be anti-dilutive due to the Company’s net losses (in thousands):

	As of March 31,
	2013	2012
Options to purchase common stock	3,729	3,398
Warrant	11	11
Restricted stock	—	5

Total	3,740	3,414

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents —money market funds	$15,644	$—	$—	$15,644	$15,644	$—	$—	$15,644
Marketable securities — U.S. agency and treasury securities	—	14,996	—	14,996	—	14,990	—	14,990

Total	$15,644	$14,996	$—	$30,640	$15,644	$14,990	$—	$30,634

Liabilities:
Accrued restructuring	$—	$—	$1,034	$1,034	$—	$—	$1,022	$1,022

The Company’s marketable securities are classified as Level 2 within the fair value hierarchy as they are valued using professional pricing sources for comparable instruments, rather than direct observations of quoted prices in active markets. The Company’s restructuring accrual relates to the lease exit charge. The Company has classified this as a Level 3 fair value measure. The Company measured the accrual based on the discounted present value of the remaining lease payments of the former Boston, Massachusetts data center through the August 2013 lease expiration. The rate used to present value the payments of 4.25% is based on the rate associated with the Company’s revolving line of credit. There were no changes or additions to Level 3 measurements during the year.

5. Acquisitions

Zmanda, Inc.

In October 2012, the Company completed the acquisition of all of the outstanding capital stock of Zmanda, Inc. (“Zmanda”) for $13.4 million, net of cash acquired. Accordingly, the total purchase price has been allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. The Company believes that this acquisition will enhance its small business offering with the ability to backup databases and file systems to the cloud, and will enable small businesses to obtain all of the backup solutions that they need from one vendor. Zmanda’s solutions will provide IT resellers with affordable, secure, and easy to use solutions for data protection and recovery for their clients.

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

Goodwill of $10.0 million was recognized for the excess purchase price over the fair value of the net assets acquired. The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to the Company’s small business solutions and the ability to leverage existing sales and marketing capacity and customer base with respect to the acquired Zmanda service. Goodwill from the acquisition of Zmanda is included within the Company’s one reporting unit and is included in the Company’s annual review for impairment. It is not amortized for tax purposes as this acquisition was a stock purchase.

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

6. Goodwill and Acquired Intangible Assets

At both March 31, 2013 and December 31, 2012, the carrying amount of goodwill was $11.5 million. Goodwill is not amortized. The Company reviews goodwill for impairment at least annually in the fourth quarter, or on an interim basis if an event or circumstance occurs indicating the potential for impairment. To date, the Company has had no impairments to goodwill.

Purchased intangible assets consist of the following (in thousands):

		March 31, 2013			December 31, 2012
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7.1	$2,980	$432	$2,548	$2,980	$314	$2,666
Customer relationships	6.5	1,580	193	1,387	1,580	95	1,485
Tradenames	8.0	400	21	379	400	6	394
Non-compete agreements	3.8	380	87	293	380	54	326

		$5,340	$733	$4,607	$5,340	$469	$4,871

The Company recorded amortization expense of $0.3 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of tradenames and non-compete agreements is recorded within general and administrative expenses. Future estimated amortization expense of acquired intangibles is as follows (in thousands):

Remainder of 2013	$654
2014	890
2015	830
2016	608
2017	483
Thereafter	1,142

$4,607

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued media spend	$2,913	$1,910
Accrued restructuring	1,034	1,022
Accrued compensation	1,833	400
Accrued legal and accounting	1,446	565
Accrued other expenses	1,366	1,171

Total accrued expenses	$8,592	$5,068

8. Stock-based Awards

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

During the three months ended March 31, 2013, the Company granted options to purchase 815,000 shares of common stock. As of March 31, 2013, 599,713 shares of common stock were available for future grant under the 2011 Plan.

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

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of stock option awards on the date of grant using this option-pricing model is affected by the Company’s stock price, as well as a number of complex and highly subjective variables, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield. The assumptions used to estimate the fair value of the stock options were as follows:

	Three Months Ended March 31,
	2013	2012
Weighted-average fair value of common stock	$9.62	$10.26
Risk-free interest rate	0.95%	1.09%
Expected dividend yield	—%	—%
Expected volatility	54%	57%
Expected term (in years)	5.8 to 6.1	6.1

Incentive Unit Agreements

In 2011, the Company’s Board of Directors adopted the Incentive Unit Plan which provided up to an aggregate of 60,000 incentive units (“Units”) to certain employees of its subsidiary in China to afford these employees the benefit of any appreciation in the value of the Company. The Units had a five year term and vested upon a performance condition, which has been satisfied, and a service period of up to four years. Upon vesting, the recipients of Units received a cash bonus based on the difference between the fair value of the Company’s stock and the base value set forth in their respective Incentive Units Agreements. In January 2012, the Company’s Board of Directors determined to cease issuance of any further grants pursuant to the Incentive Unit Plan. In connection with the restructuring of the Company’s China operations in December 2012, the Incentive Unit Plan was terminated and all Units were either paid out or terminated, in each case in accordance with the Incentive Unit Plan.

Stock-based Compensation Expense

Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenues	$132	$95
Research and development	236	292
General and administrative	650	366
Sales and marketing	301	203

Total stock-based compensation expense	$1,319	$956

9. Income Taxes

For both the three months ended March 31, 2013 and 2012, the Company recorded a deferred tax provision of $10 thousand related to tax amortization of goodwill.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at March 31, 2013 and December 31, 2012.

The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ending December 31, 2009, 2010, 2011, and 2012 although carryforward attributes that were generated prior to tax year 2009 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress.

10. Commitments and Contingencies

Operating Leases

The Company leases various facilities under leases that expire at varying dates through 2016. Certain of these leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, and maintenance.

The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters), Lewiston, Maine, Princeton, New Jersey, and Sunnyvale, California. In February 2013, the Company terminated its lease in Beijing, China for approximately $0.1 million, which is recorded as part of the Company’s restructuring charges. The Company has lease agreements to rent data center space in Wakefield, Massachusetts and Phoenix, Arizona. The Company also maintains a hosting service agreement with a third-party data center vendor in Somerville, Massachusetts, that is subject to annual renewal and a 120 day cancellation right. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, and rent is being recognized on a straight-line basis over the terms of the leases. At March 31, 2013 and December 31, 2012, $0.5 million and $0.4 million, respectively, is included in accrued expenses and other long-term liabilities related to the deferred rent.

Future non-cancellable minimum lease payments under all operating leases as of March 31, 2013, are as follows (in thousands):

	Office Leases	Data Center Leases (1)	Total
Remainder of 2013	$1,319	$1,195	$2,514
2014	1,304	1,635	2,939
2015	1,368	1,447	2,815
2016	1,408	63	1,471
2017	—	—	—
Thereafter	—	—	—

	$5,399	$4,340	$9,739

(1)	Does not include contractual payments related to the former Boston, Massachusetts data center lease that the Company relocated from in March 2012 and for which the Company has accrued $1.0 million as restructuring expense. See Note 11 for additional disclosure.

Other Non-cancellable Commitments

As of March 31, 2013, the Company had non-cancellable commitments to vendors of $4.6 million payable in the remainder of 2013, $1.8 million payable in 2014, $0.5 million payable in 2015, $0.3 million payable in 2016, $0.3 million payable in 2017, and $0.2 million payable thereafter, primarily consisting of advertising, marketing and broadband services contracts.

Litigation

In August 2010, Oasis Research, LLC (“Oasis Research”), filed a lawsuit against the Company and several of its competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that the Company’s cloud backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research sought an award for damages in an unspecified amount. A trial was held from March 14-22, 2013, and a jury verdict was returned against Oasis Research that found all of the asserted patents invalid. The court has not yet entered a judgment against Oasis Research and the parties are awaiting decision on certain post-trial motions.

The Company is not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time.

In May 2012, Markley Boston, LLC (“Markley”) filed a lawsuit against the Company in Massachusetts Superior Court seeking $1.6 million in damages related to the Company’s termination of a data center license. The Company disputes Markley’s claim and has filed a counterclaim for damages. See Note 11 for additional disclosure.

In the ordinary course of business the Company is involved in litigation incidental to its business; however, the Company’s management is not aware of any other pending legal proceeding or other loss contingency, whether asserted or unasserted, affecting the Company for which it might become liable or the outcome of which management expects to have a material impact on the Company.

11. Restructuring

In March 2012, the Company closed its Boston, Massachusetts data center and transitioned the computer equipment and operations located at that facility to its other Massachusetts data centers. This facility closure was accounted for in accordance with ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which the Company recorded a charge of $1.2 million, of which $0.2 million was paid to relocate the Company’s computer equipment and $1.0 million was accrued related to the fair value of the remaining lease payments as of the date of the closure. The fair value of the remaining lease payments was determined based upon the discounted present value of remaining data center lease payments through the August 2013 lease expiration. At both March 31, 2013 and December 31, 2012, $1.0 million related to the fair value of the remaining lease payments are included within accrued expenses. In addition, as a result of a court order sought by Markley, the Company has presented $0.5 million as restricted cash on its balance sheet. The Company disputes the claims made by Markley and has filed a counterclaim for damages.

In November 2012, the Company began restructuring its Carbonite China operations as part of its commitment to reduce costs and enhance long-term profitability. The Company recorded a restructuring charge primarily attributable to termination benefits of approximately $0.2 million at December 31, 2012, of which the Company had paid an insignificant amount through December 31, 2012. At March 31, 2013, the Company recorded an additional restructuring charge of $0.1 million primarily attributable to the termination of our Beijing, China lease, as well as associated legal and accounting fees. The Company has paid $0.2 million through March 31, 2013.

12. Retirement Plan

The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. Through March 31, 2013, the Company contributed $0.2 million to the plan.

13. Revolving Credit Facility

The Company has a revolving line of credit under which the Company may borrow up to $25 million through August 30, 2013. Advances under the line of credit bear interest on the outstanding daily balance, at an annual rate equal to the lender’s prime reference rate plus 0.25%. The Company has pledged its accounts receivable, equipment, and shares of its subsidiaries to the lender to secure its obligations under the credit facility, and has also agreed not to grant a security interest in or pledge its intellectual property to any third party. The credit facility contains customary events of default, conditions to borrowings and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make distributions to stockholders, make investments, or enter into certain types of related party transactions. The credit facility also includes financial and other covenants including covenants to maintain a minimum current ratio, a minimum number of total customers, and a requirement that the majority of the Company’s cash and investments be held with the bank or one of its affiliates. To date, the Company has not borrowed any amounts under this $25 million revolving line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed on March 6, 2013 with the Securities and Exchange Commission.

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

Overview

We are a leading provider of cloud backup solutions for consumers and small businesses. We provide easy-to-use, affordable, and secure cloud backup solutions with anytime, anywhere access to files stored on our servers. We believe that we are the best known brand in the cloud backup market.

In 2005, we began development of our cloud backup solution and raised our first capital from investors. We sold our first Carbonite subscription in 2006. As of March 31, 2013, we had more than 1.4 million customers in more than 100 countries and had total revenue for the quarter of $24.5 million. Most of our customers are based in the U.S. and for the year ended December 31, 2012, customers in the U.S. represented 94% of our total revenue.

We derive our revenue from subscription fees from consumers and small businesses. We charge consumers a $59 flat fee for one year of unlimited cloud backup with our Carbonite Home solution. Our Carbonite HomePlus and Carbonite HomePremier solutions provide consumers with additional features at annual prices of $99 and $149, respectively. The pricing of all of our consumer solutions is discounted for multi-year subscriptions. Our small business solutions, Carbonite Business and Carbonite BusinessPremier, allow for an unlimited number of users, subject to storage limits, and are priced starting at $229 and $599 per year, respectively. We charge customers the full subscription amount at the beginning of each subscription period. We initially record a subscription fee as deferred revenue and then recognize it ratably over the subscription period. The annual or multi-year commitments of our customers enhance management’s visibility of our revenue and charging customers at the beginning of the subscription period provides working capital.

In October 2012, we acquired Zmanda, Inc. for $13.4 million, net of cash acquired. We believe this acquisition enhances our small business offering with the ability to backup databases and file systems to the cloud, and enables small businesses to obtain all of the backup solutions that they need from one vendor.

We invest in customer acquisition because we believe that the market for cloud backup is in the early stages of development. Our largest expense is advertising for customer acquisition, which is recorded as sales and marketing expense. This is comprised of television and radio advertising, online display advertising, print advertising, paid search, direct marketing, and other expenses. We generally spend more on advertising in the first and third quarters of each year based on the seasonality of customer purchasing patterns and fluctuations in advertising rates. We also leverage an indirect distribution network to acquire costumers by selling our solutions through our sales channel relationships including major retailers and resellers.

As we grow our business we continue to invest in additional storage and infrastructure. Our operating costs continue to grow as we add more customers, principally as a result of our investment in customer acquisition and research and development. We expect to continue to devote substantial resources to customer acquisition, improving our technologies, and expanding our solutions. In addition, we expect to invest heavily in our operations to support anticipated growth and public company reporting and compliance obligations. We defer revenue over our customers’ subscription periods, but expense marketing costs as incurred. As a result of these factors, we expect to continue to incur GAAP operating losses on an annual basis for the foreseeable future.

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

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key metrics, to evaluate our business:

•

Total customers. We calculate total customers as the number of paid Carbonite Home and Business subscriptions at the end of the relevant period. Each consumer subscription covers a single computer; therefore, a consumer with multiple computers would have multiple subscriptions. Each small business subscription covers all computers, servers, and databases of the small business entity; therefore, a small business with multiple computers, servers, or databases may have one subscription.

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

•

Free cash flow. We calculate free cash flow as net cash provided by (used in) operating activities, less purchases of property and equipment, and adjusted for the cash portion of the lease exit charge, which is classified as restructuring charges. Our management uses this measure to evaluate our operating results.

Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue, but may result in material monthly and quarterly variances in one or more of the key business metrics described above.

Performance Highlights

The following table presents our performance highlights for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except percentage data)
Total customers	1,471	1,279
Annual retention rate	85%	81%
Renewal rate	82%	82%
Bookings	$29,327	$24,494
Free cash flow	$654	$(4,624)

Our total customers and bookings increased over the periods presented and we continue to invest in customer acquisition in an effort to drive continued growth in total customers and bookings. While we expect our total customers to continue to increase on an absolute basis, we expect that our annual percentage increase in total customers will decline as our customer base grows.

In June 2010, we decided to cease distribution of our consumer solutions through certain third-party distribution channels, and we terminated most of those distribution agreements at that time. Our renewal and retention rates were therefore impacted by the termination of these agreements from June 2010 through December 2012.

Our free cash flow over the periods presented has improved due to improved efficiencies in our business model, management of working capital accounts, and reduced purchases or property and equipment. Free cash flow for the three months ended March 31, 2013 improved by $5.3 million compared to the three months ended March 31, 2012.

Key Components of our Consolidated Statements of Operations

Revenue

We derive our revenue principally from subscription fees related to our service solutions. We typically charge a customer’s credit card the full price of the subscription at the commencement of the subscription period and at each renewal date, unless the customer decides not to renew the subscription. We initially record a customer subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period.

Cost of revenue

Cost of revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, depreciation of equipment, amortization of developed technology, rent, utilities and broadband, equipment maintenance, software license fees, and allocated overhead. The expenses related to hosting our services and supporting our customers are related to the number of customers and the complexity of our services and hosting infrastructure. On a per customer basis, our costs have been decreasing as we purchase equipment and services in larger quantities and our customer support personnel become more efficient in supporting our customers. We have also experienced a downward trend in the cost of storage equipment and broadband service, which we expect will continue in the future. We expect these expenses to increase in absolute dollars as we continue to increase our number of customers, but decrease as a percentage of revenue due to increased efficiencies in supporting customers.

Gross profit and gross margin

Our gross margins have historically expanded due to price increases for our consumer solutions, the introduction of higher priced solutions targeting both consumers and small businesses, a downward trend in the cost of storage equipment and services, and efficiencies of our customer support personnel in supporting our customers. We expect these trends to continue.

Operating expenses

Research and development. Research and development expenses consist primarily of wages and benefits for development personnel, consulting fees, rent, and depreciation. We have focused our research and development efforts on both improving ease of use and functionality of our existing solutions and developing new solutions. The majority of our research and development employees are located at our corporate headquarters in the U.S. We expect that research and development expenses will increase in absolute dollars on an annual basis as we continue to enhance and expand our services, but decrease as a percentage of revenue over time, as we expect to grow our revenue at a faster rate.

General and administrative. General and administrative expenses consist primarily of wages and benefits for management, finance, accounting, human resources, legal and other administrative personnel, legal and accounting fees, insurance, and other corporate expenses. We expect that general and administrative expenses will increase in absolute dollars on an annual basis as we continue to add personnel and enhance our internal information systems in connection with the anticipated growth of our business and incur costs related to operating as a public company, but decrease as a percentage of revenue.

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

Restructuring charges. Restructuring charges consists of the accrual of future remaining lease payments associated with the March 2012 closure of our Boston, Massachusetts data center, the moving expenses to relocate equipment formerly hosted in that facility and the charges incurred related to the restructuring of our Carbonite China operations.

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

We consider the assumptions and estimates associated with revenue recognition, business combinations, goodwill and acquired intangible assets, income taxes and stock-based compensation to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies since December 31, 2012. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed on March 6, 2013 with the Securities and Exchange Commission.

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

	Three Months Ended March 31,
	2013	2012
Consolidated statements of operations data:
Revenue	100.0%	100.0%
Cost of revenue	36.1	36.6

Gross profit	63.9	63.4
Operating expenses:
Research and development	22.3	26.1
General and administrative	19.5	12.1
Sales and marketing	51.8	68.0
Restructuring charges	0.6	6.3

Total operating expenses	94.2	112.5

Loss from operations	(30.3)	(49.1)
Interest and other income (expense), net	—	—

Loss before income taxes	(30.3)	(49.1)

Provision for income taxes	—	(0.1)

Net loss	(30.3)%	(49.2)%

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenue

	Three Months Ended March 31,
	2013	2012	Change
	(Dollars in thousands)
Revenue	$24,508	$18,547	32.1%

Revenue increased by $6.0 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to increases in the average selling prices for our consumer and small business solutions, and also due to a 15% increase in the number of total customers.

Cost of revenue, gross profit, and gross margin

	Three Months Ended March 31,
	2013	2012	Change
	(Dollars in thousands)
Cost of revenue	$8,838	$6,785	30.3%
Percent of revenue	36.1%	36.6%

Components of cost of revenue:
Personnel related costs	$2,775	$2,064	34.4%
Hosting and depreciation costs	5,073	4,241	19.6%
Third-party outsourcing costs, software and other	990	480	106.3%

Total cost of revenue:	$8,838	$6,785	30.3%

Gross profit	$15,670	$11,762	33.2%
Gross margin	63.9%	63.4%

Cost of revenue increased by $2.1 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to an increase in personnel related and storage costs associated with supporting a larger number of customers and storing a larger volume of customer data. Personnel costs for our customer support teams increased as we added new employees to support customer growth and to replace support operations that were formerly staffed with outsourced personnel. Personnel costs include $0.2 million of employee benefit expenses related to 2012. The hosting and depreciation costs increase was attributable to the scaling of our infrastructure to support the growth in the amount of customer data stored.

Operating expenses

Research and development.

	Three Months Ended March 31,
	2013	2012	Change
	(Dollars in thousands)
Research and development	$5,476	$4,840	13.1%
Percent of revenue	22.3%	26.1%

Components of research and development:
Personnel related costs	$4,408	$4,108	7.3%
Third-party outsourcing costs	423	239	77.0%
Hosting, consulting and other	645	493	30.8%

Total research and development:	$5,476	$4,840	13.1%

Research and development expenses increases of $0.6 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 were primarily due to an increase in personnel related and third-party outsourcing costs, attributable to additional personnel being hired to enhance the functionality of our solutions and to develop new solutions. Personnel costs include $0.1 million of employee benefit expenses related to 2012.

General and administrative.

	Three Months Ended March 31,
	2013	2012	Change
	(Dollars in thousands)
General and administrative	$4,777	$2,236	113.6%
Percent of revenue	19.5%	12.1%

Components of general and administrative:
Personnel related costs	$1,967	$1,150	71.0%
Professional fees	2,027	788	157.2%
Sales tax, consulting and other	783	298	162.8%

Total general and administrative:	$4,777	$2,236	113.6%

General and administrative expenses increased by $2.5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. General and administrative expenses increases were primarily due to a $1.2 million increase in professional fees primarily related to legal costs associated with our Oasis Research litigation. Personnel related costs also increased as a result of additional employees to support our overall growth and increased administrative requirements as we operate as a public company. Sales tax, consulting and other increased primarily due to a $0.3 million state sales tax accrual for uncollected sales taxes.

Sales and marketing.

	Three Months Ended March 31,
	2013	2012	Change
	(Dollars in thousands)
Sales and marketing	$12,682	$12,615	0.5%
Percent of revenue	51.8%	68.0%

Components of sales and marketing:
Personnel related costs	$2,430	$1,522	59.7%
Advertising costs	7,334	7,684	(4.6)%
Costs of credit card transactions and offering free trials	1,449	1,409	2.8%
Outside commissions, consulting and other	1,469	2,000	(26.6)%

Total sales and marketing	$12,682	$12,615	0.5%

Sales and marketing expenses increased by $0.1 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily driven by an increase in personnel related costs due to increased headcount from our acquisition of Zmanda, Inc. in October 2012. This increase was partially offset by a decrease in advertising costs and other marketing expenses due to increased efficiencies in our customer acquisition efforts.

Restructuring charges. We recorded a lease exit charge of $1.2 million in the first quarter of 2012, as we relocated our equipment formerly hosted in a Boston, Massachusetts data center in March 2012. In the first quarter of 2013, we recorded a $0.1 million charge for the restructuring of our China operations, primarily related to the termination of our Beijing, China lease and associated legal and accounting fees.

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

	Three Months Ended March 31,
	2013	2012
	(in thousands, except percentage data)
Key metrics:
Total customers (1)	1,471	1,279
Annual retention rate (2)	85%	81%
Renewal rate (3)	82%	82%
Bookings (4)	$29,327	$24,494
Free cash flow (5)	$654	$(4,624)

(1)	We define total customers as the number of paid Carbonite Home and Business subscriptions at the end of the relevant period.
(2)	We define annual retention rate as the percentage of customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter.
(3)	We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented.
(4)	We define bookings as revenue recognized during the period plus the change in total deferred revenue (excluding deferred revenue recorded in connection with acquisitions) during the same period.
(5)	We define free cash flow as net cash provided by (used in) operating activities, less capital expenditures, and adjusted for the cash portion of the lease exit charge.

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

Although bookings and free cash flow are frequently used by investors and securities analysts in their evaluations of companies, bookings and free cash flow have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	bookings does not reflect our receipt of payment from customers;

•	free cash flow does not reflect our future requirements for contractual commitments to vendors;

•	free cash flow does not reflect the non-cash component of employee compensation or depreciation and amortization of property and equipment; and

•	other companies in our industry may calculate bookings or free cash flow or similarly titled measures differently than we do, limiting their usefulness as comparative measures.

The following tables present reconciliations of our bookings and free cash flow to revenue and cash provided by operating activities, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

	Three Months Ended March 31,
	2013	2012
Revenue	$24,508	$18,547
Add change in deferred revenue (excluding acquisitions)	4,819	5,947

Bookings	$29,327	$24,494

	Three Months Ended March 31,
	2013	2012
Cash provided by operating activities	$3,785	$145
Add cash portion of lease exit charge	—	157
Subtract capital expenditures	(3,131)	(4,926)

Free cash flow	$654	$(4,624)

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents and marketable securities of $56.5 million, which consisted of cash, money market funds, and U.S. agency and treasury securities. We have available borrowings under our revolving credit facility of $25 million, which we can draw down on through August 30, 2013.

Sources of funds

We believe, based on our current operating plan, that our existing cash and cash equivalents, marketable securities, cash provided by operations, and borrowings available under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Our revolving credit facility allows us to borrow up to $25 million through August 30, 2013. Advances under the credit facility bear interest on the outstanding daily balance, at an annual rate equal to the lender’s prime reference rate plus 0.25%. We have pledged our accounts receivable, equipment, and shares of our subsidiaries to the lender to collateralize our obligations under the credit facility. We have also agreed not to grant a security interest in or pledge our intellectual property to any third party. The credit facility contains customary events of default, conditions to borrowings and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make distributions to our stockholders, make investments, or enter into certain types of related party transactions. The credit facility also includes financial and other covenants including covenants to maintain a minimum current ratio, a minimum number of total customers, and a restriction as to where we may hold the majority of our cash and investments. To date, we have not drawn down on our revolving credit facility. Any inability to meet our debt service obligations could adversely affect our financial position and liquidity.

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

Cash flows

The following table summarizes our cash flow data for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$3,785	$145
Net cash used in investing activities	(3,131)	(2,426)
Net cash provided by financing activities	512	448

Operating activities

Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.

In the three months ended March 31, 2013, cash provided by operating activities was $3.8 million, which was driven by a $4.8 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included other changes in working capital of $1.8 million, due primarily to the timing of payments and customer receipts and non-cash charges of $4.6 million, including $3.2 million of depreciation and amortization, $1.3 million of stock based compensation, and $0.1 million of restructuring charges. These cash inflows were partially offset by our net loss of $7.4 million.

In the three months ended March 31, 2012, cash provided by operating activities was $0.1 million, which was primarily driven by a $5.9 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included non-cash charges of $4.5 million, including $2.4 million of depreciation and amortization, $1.0 million of stock based compensation, and $1.0 million related to our lease exit charge. In addition, cash inflows benefited from an increase in accrued expenses of $1.5 million. These cash inflows were partially offset by our net loss of $9.1 million, a $2.0 million decrease in accounts payable, a $0.3 million increase in accounts receivable, and a $0.4 million increase in prepaid expenses and other current assets.

Investing activities

In the three months ended March 31, 2013, cash used in investing activities was $3.1 million, consisting of capital expenditures primarily for server equipment and other data center infrastructure.

In the three months ended March 31, 2012, cash used in investing activities was $2.4 million, consisting primarily of capital expenditures of $4.9 million primarily for server equipment and other data center infrastructure, partially offset by proceeds from maturities of marketable securities of $2.5 million.

Financing activities

In the three months ended March 31, 2013 and March 31, 2012, cash provided by financing activities was $0.5 million and $0.4 million, respectively, consisting of net proceeds from the exercise of stock options.

Off-balance sheet arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations at March 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Office lease obligations	$5,399	$1,652	$2,691	$1,056	$—
Hosting facility lease obligations (1)	4,340	1,599	2,741	—	—
Other purchase commitments	7,744	4,994	2,016	629	105

Total	$17,483	$8,245	$7,448	$1,685	$105

(1)	Does not include $1.0 million related to our former Boston, Massachusetts data center that we relocated from in March 2012 and for which we have accrued $1.0 million as part of our restructuring charges.

The commitments under our office lease obligations shown above consist primarily of lease payments for our Boston, Massachusetts corporate headquarters and our Lewiston, Maine customer support facility.

We also lease small amounts of general office space in Sunnyvale, California, and Princeton, New Jersey under lease agreements that expire at various dates through March 2014. In February 2013, we terminated our lease in Beijing, China for approximately $0.1 million, which is included as part of our restructuring charges.

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

Recent Accounting Pronouncements

Effective January 1, 2013, we adopted ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This standard requires centralized disclosure of amounts reclassified from Accumulated Other Comprehensive Income (AOCI) to net income with presentation either parenthetically on the face of the financial statements or in the notes, amounts, and their source reclassified out of each component of AOCI and the income statement line item affected by the reclassification. The adoption of this guidance did not have an effect on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuation risks, foreign exchange risks and inflation.

Interest Rate Fluctuation Risk

Our cash consists of interest bearing bank accounts. We did not have long-term borrowings as of March 31, 2013. Interest income is sensitive to changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash equivalents and marketable securities are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. In the event that we borrow under our revolving credit facility, which bears interest at the lender’s prime rate plus 0.25%, we would be exposed to interest rate fluctuations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2010, Oasis Research, LLC, or Oasis Research, filed a lawsuit against us and several of our competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our cloud backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research sought an award for damages in an unspecified amount. A trial was held from March 14-22, 2013, and a jury verdict was returned against Oasis Research that found all of the asserted patents invalid. The court has not yet entered a judgment against Oasis Research and the parties are awaiting decision on certain post-trial motions. We are not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time.

In May 2012, Markley Boston, LLC (“Markley”) filed a lawsuit against us in Massachusetts Superior Court seeking $1.6 million in damages related to our termination of a data center license. We dispute Markley’s claim and have filed a counterclaim for damages.

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

We experienced net losses of $25.8 million for 2010, $23.5 million for 2011, $18.9 million for 2012, and $7.4 million for the three months ended March 31, 2013, respectively, and have an accumulated deficit of $126.8 million as of March 31, 2013. We do not expect to be profitable for the foreseeable future. We expect to continue making significant expenditures to develop and expand our business, including for advertising, customer acquisition, technology infrastructure, storage capacity, product development, and international expansion, in an effort to increase and service our customer base. We also expect that our quarterly results may fluctuate due to a variety of factors described elsewhere in this Quarterly Report on Form 10-Q, including the timing and amount of our advertising expenditures, which are seasonal, as well as the timing and amount of expenditures related to the development of technologies and solutions and to defend intellectual property infringement and other claims. In addition, as a public company, we incur significant legal, accounting, and other expenses, including increased costs for director and officer liability insurance that we did not incur as a private company. We may also incur increased losses and negative cash flow in the future for a number of reasons, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events. For these reasons, we expect to continue to record net losses for the next several years and we may not be able to achieve or maintain positive cash flow from operations or profitability.

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

If we are unable to expand our base of small business customers, our business could be adversely affected.

In 2010, we introduced the first version of our backup solution targeted toward small businesses, which are generally companies that are too small to have a dedicated in-house IT staff. We have committed and continue to commit substantial resources to the expansion and increased marketing of our small business solutions. If we are unable to market and sell our solutions to small businesses with competitive pricing and in a cost-effective manner, our ability to grow our revenue and achieve profitability will be harmed. We believe that it is more difficult and expensive to attract and retain small business customers than consumers, because small businesses:

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

In addition, small businesses frequently have limited budgets and are more likely to be significantly affected by economic downturns than larger, more established companies. As a result, they may choose to spend funds on items other than our solutions, particularly during difficult economic times. If we are unsuccessful in meeting the needs of potential small business customers, it could adversely affect our future growth and operating results.

If we are unable to improve market recognition of and loyalty to our brand, or if our reputation were to be harmed, we could lose customers or fail to increase the number of our customers, which could harm our revenue, operating results, and financial condition.

Given our consumer and small business market focus, maintaining and enhancing the Carbonite brand is critical to our success. We believe that the importance of brand recognition and loyalty will increase in light of increasing competition in our markets. We plan to continue investing substantial resources to promote our brand, both domestically and internationally, but there is no guarantee that our brand development strategies will enhance the recognition of our brand. Some of our existing and potential competitors have well-established brands with greater recognition than we have. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain customers may be adversely affected. In addition, even if our brand recognition and loyalty increases, this may not result in increased use of our solutions or higher revenue.

Our solutions, as well as those of our competitors, are regularly reviewed in computer and business publications. Negative reviews, or reviews in which our competitors’ products and services are rated more highly than our solutions, could negatively affect our brand and reputation. From time-to-time, our customers express dissatisfaction with our solutions, including, among other things, dissatisfaction with our customer support, our billing policies, and the way our solutions operate. If we do not handle customer complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence, and they may choose not to renew their subscriptions. In addition, many of our customers participate in online blogs about computers and internet services, including our solutions, and our success depends in part on our ability to generate positive customer feedback through such online channels where consumers seek and share information. If actions that we take or changes that we make to our solutions upset these customers, their blogging could negatively affect our brand and reputation. Complaints or negative publicity about our solutions or billing practices could adversely impact our ability to attract and retain customers and our business, financial condition, and operating results.

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

Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly operating results or guidance fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. The following factors, among others, could cause fluctuations in our quarterly operating results or guidance:

•	our ability to attract new customers and retain existing customers;

•	our ability to accurately forecast revenue and appropriately plan our expenses;

•	our ability to introduce new solutions;

•	the actions of our competitors, including pricing changes or the introduction of new products;

•	our ability to effectively manage our growth;

•	the mix of annual and multi-year subscriptions at any given time;

•	seasonal variations or other cyclicality in the demand for our solutions, including the purchasing and budgeting cycles of our small business customers;

•	the timing and cost of advertising and marketing efforts;

•	the timing and cost of developing or acquiring technologies, services, or businesses;

•	the timing, operating cost, and capital expenditures related to the operation, maintenance, and expansion of our business;

•	service outages or security breaches and any related impact on our reputation;

•	our ability to successfully manage any future acquisitions of businesses, solutions, or technologies;

•	the impact of worldwide economic, industry, and market conditions and those conditions specific to internet usage and online businesses;

•	costs associated with defending intellectual property infringement and other claims; and

•	changes in government regulation affecting our business.

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

Primarily due to the nature of our services, we do not believe we are required to collect sales or other related taxes from our customers in certain states or countries. However, one or more other states or countries may seek to impose sales or other tax collection obligations on us, including for past sales by us or our resellers and other partners. A successful assertion that we should be collecting sales or other related taxes on our services could result in substantial tax liabilities for past sales, discourage customers from purchasing our services, or otherwise harm our business and operating results. In March 2013, we accrued $0.3 million to resolve uncollected sales tax claims with a state tax assessor’s office.

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

We anticipate that our efforts to expand internationally will entail the marketing and advertising of our services and brand and the development of localized websites. We do not have substantial experience in selling our solutions in international markets or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we must invest significant resources in order to do so. We may not succeed in these efforts or achieve our customer acquisition or other goals. For some international markets, customer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional subscription model to provide cloud backup and related services to customers. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international solutions, and therefore may not be profitable on a sustained basis, if at all.

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

We may not be able to maintain control of our business in China and have taken steps to terminate our operations through our affiliated entity in China.

The government of the People’s Republic of China, or PRC, restricts foreign investment in internet and online advertising businesses. We have taken steps to terminate our cloud backup business in China, which was operated through an affiliated entity in China owned by an individual designated by us who is a PRC citizen. We originally loaned funds to the designated individual in order to enable the individual to form the affiliated entity and obtain any necessary licenses, including an Internet Content Provider (ICP) license, which was granted by the PRC government. All loans are, and will continue to be, secured by the capital stock of the affiliated entity; however, we cannot assure you that we will be able to recover these loans or our investment in the affiliated entity. We have no equity interest in the affiliated entity. While we have terminated certain of our contractual arrangements with the designated individual and the affiliated entity, including the right of the affiliated entity to operate our business in China, we continue to have a contractual right to exercise the designated individual’s right as the sole stockholder of the affiliated entity. We cannot assure you, however, that we will be able to enforce these remaining contracts. For example, the affiliated entity could fail to take actions required by our contractual arrangements or termination thereof. In addition, we cannot assure you that the designated individual of our affiliated entity will always act in our best interests. If the designated individual of our affiliated entity fails to perform his obligations under the respective agreements with us, we may need to engage in litigation in China to enforce our rights, which may be time-consuming and costly, divert management resources, or have other adverse effects on our business, and we may not be successful in enforcing our rights.

Enforcing agreements and laws in China is difficult and may be impossible because China does not have a comprehensive system of laws.

In China, enforcement of contractual agreements may be sporadic, and implementation and interpretation of laws may be inconsistent. The PRC judiciary is relatively inexperienced in interpreting agreements and enforcing China’s laws, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in China, it may not be possible to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment or an arbitration award by a court of another jurisdiction. The PRC government has exercised and continues to exercise substantial control over virtually every aspect of the Chinese economy through regulation and state ownership. Many of the current reforms that support private business in China are of recent origin or are provisional in nature. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment, or inflation, or in the disparities of per capita wealth among citizens of China and between regions within China, could also lead to further readjustment of the PRC government’s reform measures. It is not possible to predict whether the PRC government will continue to be as supportive of private business in China, nor is it possible to predict how any future reforms will affect our business. Specifically, the laws and regulations governing our business or the enforcement and performance of our remaining contractual arrangements with our affiliated Chinese entity and its designated individual stockholder are still relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. New laws and regulations may also be applied retroactively. We cannot assure you that the PRC government would agree that the remaining operating arrangements of our affiliated Chinese entity comply with PRC licensing, registration, or other regulatory requirements, with existing policies, or with requirements or policies that may be adopted in the future.

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

In August 2010, Oasis Research, LLC, or Oasis Research, filed a lawsuit against us and several of our competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our cloud backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research sought an award for damages in an unspecified amount. A trial was held from March 14-22, 2013, and a jury verdict was returned against Oasis Research that found all of the asserted patents invalid. The court has not yet entered a judgment against Oasis Research and the parties are awaiting decision on certain post-trial motions. We are not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time. However, any litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending this lawsuit or its resolution will not have a material adverse impact on our business, operations, financial condition, or cash flows.

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

If our existing stockholders sell, or indicate an intent to sell, a substantial number of shares of our common stock in the public market, the trading price of our common stock could decline significantly. Two of our largest shareholders are venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of their funds, their decision to sell or hold our common stock may be based not only on the underlying investment merits of our securities but also on the requirements of their internal fund structure. Additionally, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates beneficially own approximately 18.7 million shares of our common stock, which represents 69.8% of our issued and outstanding shares of common stock as of March 31, 2013. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

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

The net proceeds to us from our initial public offering have been invested in money market funds and U.S. agency and treasury securities.

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

CARBONITE, INC.

Dated: May 7, 2013	By:	/s/ David Friend
David Friend
Chief Executive Officer

Dated: May 7, 2013	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer