Form 10-Q
period 2013-06-30
Carbonite Inc
filed 2013-08-02
CIK 1340127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 29, 2013, there were 26,185,707 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Carbonite, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,550	$40,341
Marketable securities	14,986	14,990
Accounts receivable, net of allowance	2,133	1,549
Prepaid expenses and other current assets	2,301	2,369
Restricted cash	500	500

Total current assets	63,470	59,749
Property and equipment, net	24,126	24,622
Other assets	241	147
Acquired intangible assets, net	4,393	4,871
Goodwill	11,536	11,536

Total assets	$103,766	$100,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,536	$6,247
Accrued expenses	9,444	5,068
Current portion of deferred revenue	66,491	60,119

Total current liabilities	80,471	71,434
Deferred revenue, net of current portion	14,741	15,087
Other long-term liabilities	523	473

Total liabilities	95,735	86,994
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 26,100,622 and 25,806,123 outstanding at June 30, 2013 and December 31, 2012, respectively	261	258
Additional paid-in capital	136,908	133,059
Treasury stock, at cost (2,009 shares)	(22)	(22)
Accumulated other comprehensive income (loss)	(7)	9
Accumulated deficit	(129,109)	(119,373)

Total stockholders’ equity	8,031	13,931

Total liabilities and stockholders’ equity	$103,766	$100,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(In thousands, except share and per share amounts)
Revenue	$26,216	$20,247	$50,724	$38,794
Cost of revenue	8,455	6,994	17,293	13,779

Gross profit	17,761	13,253	33,431	25,015
Operating expenses:
Research and development	4,901	5,029	10,377	9,869
General and administrative	3,528	2,377	8,305	4,613
Sales and marketing	11,511	10,070	24,193	22,685
Restructuring charges	126	—	272	1,174

Total operating expenses	20,066	17,476	43,147	38,341

Loss from operations	(2,305)	(4,223)	(9,716)	(13,326)
Interest and other income (expense), net	(2)	2	—	(1)

Loss before income taxes	(2,307)	(4,221)	(9,716)	(13,327)
Provision for income taxes	(10)	(10)	(20)	(20)

Net loss	$(2,317)	$(4,231)	$(9,736)	$(13,347)

Basic and diluted net loss per share	$(0.09)	$(0.17)	$(0.38)	$(0.53)

Weighted-average number of common shares used in computing basic and diluted net loss per share	26,014,409	25,448,791	25,951,899	25,337,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(In thousands)
Net loss	$(2,317)	$(4,231)	$(9,736)	$(13,347)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	(14)	2	(12)	3
Foreign currency translation adjustments	(1)	1	(4)	5

Total other comprehensive income (loss)	(15)	3	(16)	8

Total comprehensive loss	$(2,332)	$(4,228)	$(9,752)	$(13,339)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
(In thousands)
Operating activities
Net loss	$(9,736)	$(13,347)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,319	5,090
Amortization (accretion) of premium (discount) on marketable securities	(8)	120
Stock-based compensation expense	2,484	1,959
Provision for reserves on accounts receivable	10	42
Non-cash restructuring charge	173	1,017
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(594)	(96)
Prepaid expenses and other current assets	68	47
Other assets	(94)	9
Accounts payable	(1,714)	(1,395)
Accrued expenses	4,206	241
Other long-term liabilities	50	26
Deferred revenue	6,026	7,831

Net cash provided by operating activities	7,190	1,544

Investing activities
Purchases of property and equipment	(5,345)	(8,417)
Proceeds from maturities of marketable securities	5,000	5,000
Purchases of marketable securities	(5,000)	(1,210)
Increase in restricted cash	—	(500)

Net cash used in investing activities	(5,345)	(5,127)

Financing activities
Proceeds from exercise of stock options	1,368	717

Net cash provided by financing activities	1,368	717

Effect of currency exchange rate changes on cash	(4)	5
Net increase (decrease) in cash and cash equivalents	3,209	(2,861)
Cash and cash equivalents, beginning of period	40,341	59,842

Cash and cash equivalents, end of period	$43,550	$56,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Carbonite, Inc. (the “Company”) was incorporated in the State of Delaware on February 10, 2005, and provides cloud backup solutions for small businesses and consumers primarily in the U.S.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries.

In addition, through its wholly owned subsidiary Carbonite (China) Co., Ltd. (“Carbonite China”), the Company effectively controlled a variable interest entity (“VIE”), Pan Sheng An Xin Internet Technology Co., Ltd., which is incorporated under the laws of the People’s Republic of China. The People’s Republic of China restricts foreign ownership of internet-related service companies. To comply with these foreign ownership restrictions, the Company operated its business in China through this VIE.

The Company previously consolidated the VIE as required by Financial Accounting Standards Codification (“ASC”) 810-10, Consolidation. The VIE has had limited activity for the six months ended June 30, 2013 and the Company does not expect any activity for the rest of the fiscal year. As of June 30, 2013, the Company was no longer the primary beneficiary of the operationally dormant VIE through Carbonite China, and therefore, will no longer consolidate the operations beginning on July 1, 2013. All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

Translation of Foreign Currencies

The functional currency of the Company’s foreign subsidiary is the local currency in which they operate. The financial statements of the Company’s foreign subsidiary in China are translated into U.S. dollars. The Company translates assets and liabilities at the exchange rates in effect at period-end and revenues and expenses at the average exchange rates in effect during the period. Gains and losses from foreign currency translation are recorded as a component of other comprehensive income (loss).

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

The Company sells its services primarily to small businesses and consumers. Payment for the majority of the Company’s sales occurs via credit card. The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. At June 30, 2013, no customer represented 10% or more of the Company’s accounts receivable balance and at December 31, 2012, one customer represented approximately 11% of the Company’s accounts receivable balance. No customer accounted for 10% or more of the Company’s revenue for the three and six month periods ended June 30, 2013 and June 30, 2012.

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

3. Net Loss per Share

The Company calculates basic and diluted net loss per share of common stock by dividing the net loss by the weighted average number of unrestricted common shares outstanding for the period. The following potentially dilutive common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2013 and 2012 as they would be anti-dilutive due to the Company’s net losses (in thousands):

	As of June 30,
	2013	2012
Options to purchase common stock	3,716	3,233
Warrant	11	11

Total	3,727	3,244

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$15,644	$—	$—	$15,644	$15,644	$—	$—	$15,644
Marketable securities—U.S. agency and treasury securities and certificates of deposit	—	14,986	—	14,986	—	14,990	—	14,990

Total	$15,644	$14,986	$—	$30,630	$15,644	$14,990	$—	$30,634

Liabilities:
Accrued restructuring	$—	$—	$1,150	$1,150	$—	$—	$1,022	$1,022

The Company’s marketable securities are classified as Level 2 within the fair value hierarchy as they are valued using professional pricing sources for comparable instruments, rather than direct observations of quoted prices in active markets. The Company’s restructuring accrual relates to the lease exit charge. The Company has classified this as a Level 3 fair value measure. The Company measured the accrual based on the discounted present value of the remaining lease payments of the former Boston, Massachusetts data center through the August 2013 lease expiration. The rate used to present value the payments of 4.25% is based on the rate associated with the Company’s revolving line of credit. In the three months ended June 30, 2013, the Company recorded an additional $0.2 million of restructuring charges due to a change in estimate on the lease exit charge resulting from a confidential agreement that was reached on July 17, 2013. There were no other changes or additions to Level 3 measurements during the year.

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

6. Goodwill and Acquired Intangible Assets

At both June 30, 2013 and December 31, 2012, the carrying amount of goodwill was $11.5 million. Goodwill is not amortized. The Company reviews goodwill for impairment at least annually in the fourth quarter, or on an interim basis if an event or circumstance occurs indicating the potential for impairment. To date, the Company has had no impairments of goodwill.

Purchased intangible assets consist of the following (in thousands):

		June 30, 2013			December 31, 2012
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7.1	$2,980	$542	$2,438	$2,980	$314	$2,666
Customer relationships	6.5	1,580	258	1,322	1,580	95	1,485
Tradenames	8.0	400	33	367	400	6	394
Non-compete agreements	3.8	380	114	266	380	54	326

		$5,340	$947	$4,393	$5,340	$469	$4,871

The Company recorded amortization expense of $0.2 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, and $0.5 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of tradenames and non-compete agreements is recorded within general and administrative expenses. Future estimated amortization expense of acquired intangibles as of June 30, 2013 is as follows (in thousands):

Remainder of 2013	$440
2014	890
2015	830
2016	608
2017	483
Thereafter	1,142

$4,393

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued media spend	$3,403	$1,910
Accrued restructuring	1,150	1,022
Accrued compensation	2,560	400
Accrued legal and accounting	859	565
Accrued other expenses	1,472	1,171

Total accrued expenses	$9,444	$5,068

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

During the three and six months ended June 30, 2013, the Company granted options to purchase 606,500 and 1.4 million shares, respectively, of common stock. As of June 30, 2013, 627,941 shares of common stock were available for future grant under the 2011 Plan.

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

	Six Months Ended June 30,
	2013	2012
Weighted-average fair value of common stock	$9.92	$9.95
Risk-free interest rate	0.95% to 1.01%	1.09% to 1.33%
Expected dividend yield	—%	—%
Expected volatility	54%	55% to 57%
Expected term (in years)	5.8 to 6.1	5.8 to 6.1

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

Stock-based Compensation Expense

Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$164	$106	$296	$201
Research and development	162	274	398	566
General and administrative	514	399	1,164	765
Sales and marketing	325	224	626	427

Total stock-based compensation expense	$1,165	$1,003	$2,484	$1,959

9. Income Taxes

For the three months ended June 30, 2013 and 2012, the Company recorded a deferred tax provision of $10 thousand related to tax amortization of goodwill. For each of the six month periods ended June 30, 2013 and 2012, the Company recorded a deferred tax provision of $20 thousand, respectively, related to the tax amortization of goodwill.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at June 30, 2013 and December 31, 2012.

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

The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters), Lewiston, Maine, Princeton, New Jersey, and Sunnyvale, California. In February 2013, the Company terminated its lease in Beijing, China for approximately $0.1 million, which was recorded as part of the Company’s restructuring charges in the first quarter of 2013. The Company has lease agreements to rent data center space in Wakefield, Massachusetts and Phoenix, Arizona. The Company also maintains a hosting service agreement with a third-party data center vendor in Somerville, Massachusetts, that is subject to annual renewal and a 120 day cancellation right. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, and rent is being recognized on a straight-line basis over the terms of the leases. At June 30, 2013 and December 31, 2012, $0.5 million and $0.4 million, respectively, is included in accrued expenses and other long-term liabilities related to the deferred rent.

Future non-cancellable minimum lease payments under all operating leases as of June 30, 2013, are as follows (in thousands):

	Office Leases	Data Center Leases (1)	Total
Remainder of 2013	$975	$800	$1,775
2014	1,308	1,635	2,943
2015	1,368	1,447	2,815
2016	1,408	63	1,471

	$5,059	$3,945	$9,004

(1)	Does not include contractual payments related to the former Boston, Massachusetts data center lease that the Company relocated from in March 2012 and for which the Company has accrued $1.2 million as restructuring charges. See Note 11 for additional disclosure.

Other Non-cancellable Commitments

As of June 30, 2013, the Company had non-cancellable commitments to vendors of $4.3 million payable in the remainder of 2013, $2.6 million payable in 2014, $0.5 million payable in 2015, $0.3 million payable in 2016, $0.3 million payable in 2017, and $0.2 million payable thereafter, primarily consisting of advertising, marketing and broadband services contracts.

Litigation

In the ordinary course of business the Company is involved in litigation incidental to its business; however, the Company’s management is not aware of any pending legal proceeding or other loss contingency, other than as described below, whether asserted or unasserted, affecting the Company for which it might become liable or the outcome of which management expects to have a material impact on the Company.

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

In May 2012, Markley Boston, LLC (“Markley”) filed a lawsuit against the Company in Massachusetts Superior Court seeking $1.6 million in damages related to the Company’s termination of a data center license. On July 17, 2013, the Company entered into a confidential agreement with Markley, pursuant to which the complaint will be dismissed by Markley with prejudice in October 2013, upon the parties’ full satisfaction of the terms and conditions of the confidential agreement. The litigation has otherwise been stayed in all respects. The Company had $1.2 million accrued at June 30, 2013 related to this matter.

11. Restructuring

In March 2012, the Company closed its Boston, Massachusetts data center and transitioned the computer equipment and operations located at that facility to its other Massachusetts data centers. This facility closure was accounted for in accordance with ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which the Company recorded a charge of $1.2 million, of which $0.2 million was paid to relocate the Company’s computer equipment and $1.0 million was accrued related to the fair value of the remaining lease payments as of the date of the closure. The fair value of the remaining lease payments was determined based upon the discounted present value of remaining data center lease payments through the August 2013 lease expiration. In the three months ended June 30, 2013, the Company recorded an additional $0.2 million of restructuring charges due to a change in estimate on the lease exit charge, resulting from a confidential agreement that was reached on July 17, 2013. At June 30, 2013 and December 31, 2012, $1.2 million and $1.0 million, respectively, related to the fair value of the remaining lease payments are included within accrued expenses. On July 17, 2013, the Company entered into a confidential agreement with Markley, pursuant to which the complaint will be dismissed by Markley with prejudice in October 2013, upon the parties’ full satisfaction of the terms and conditions of the confidential agreement. The litigation has otherwise been stayed in all respects.

In November 2012, the Company began restructuring its Carbonite China operations as part of its commitment to reduce costs and enhance long-term profitability. The Company recorded a restructuring charge primarily attributable to termination benefits of approximately $0.2 million at December 31, 2012. At March 31, 2013, the Company recorded an additional restructuring charge of $0.1 million primarily attributable to the termination of its Beijing, China lease, as well as associated legal and accounting fees. The Company has paid $0.2 million through June 30, 2013. As of June 30, 2013, the Company’s operations in China were dormant, with limited activity for the six months then ended.

12. Retirement Plan

The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. Through June 30, 2013, the Company contributed $0.3 million to the plan.

13. Revolving Credit Facility

The Company has a revolving line of credit under which the Company may borrow up to $25 million through August 30, 2013. Advances under the line of credit bear interest on the outstanding daily balance, at an annual rate equal to the lender’s prime reference rate plus 0.25%. The Company has pledged its accounts receivable, equipment, and shares of its subsidiaries to the lender to collateralize its obligations under the credit facility, and has also agreed not to grant a security interest in or pledge its intellectual property to any third party. The credit facility contains customary events of default, conditions to borrowings and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make distributions to stockholders, make investments, or enter into certain types of related party transactions. The credit facility also includes financial and other covenants including covenants to maintain a minimum current ratio, a minimum number of total customers, and a requirement that the majority of the Company’s cash and investments be held with the bank or one of its affiliates. To date, the Company has not borrowed any amounts under this $25 million revolving line of credit.

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

Overview

We are a leading provider of cloud backup solutions for small businesses and consumers. We provide easy-to-use, affordable, and secure cloud backup solutions with anytime, anywhere access to files stored on our servers. We believe that we are the best known brand in the cloud backup market.

In 2005, we began development of our cloud backup solution and raised our first capital from investors. We sold our first Carbonite subscription in 2006. As of June 30, 2013, we had more than 1.4 million customers in more than 100 countries and had total revenue for the quarter of $26.2 million. Most of our customers are based in the U.S. and for the year ended December 31, 2012, customers in the U.S. represented 94% of our total revenue.

We derive our revenue from subscription fees from small businesses and consumers. We generally charge customers the full subscription amount at the beginning of each subscription period. Our Carbonite Business and Business Premier solutions provide a fixed amount of storage for an unlimited number of computers. Carbonite Business includes 250GB of cloud storage ($229.99/year). Carbonite Business Premier includes 500GB of cloud storage plus cloud backup for an unlimited number of Windows Servers ($599.99/year). Additional cloud storage in increments of 50GB or 100GB can be purchased for $55.99 and $99.99 per year, respectively. In addition, Enhanced Server Backup is now available as an add-on to Business Premier for $399.99 per year, and provides protection for an unlimited number of servers, databases, and live applications. For consumers, we offer three different annual cloud backup solutions, each including unlimited storage for one computer: Home ($59.99/year), Home Plus ($99.99/year), and Home Premier ($149.99/year). We initially record a subscription fee as deferred revenue and then recognize it ratably over the subscription period. The annual or multi-year commitments of our customers enhance management’s visibility of our revenue and charging customers at the beginning of the subscription period provides working capital.

In October 2012, we acquired Zmanda, Inc. for $13.4 million, net of cash acquired. We believe this acquisition enhances our small business offering with the ability to backup databases and file systems to the cloud, and enables small businesses to obtain all of the backup solutions that they need from one vendor.

We invest in customer acquisition because we believe that the market for cloud backup is in the early stages of development. Our largest expense is advertising for customer acquisition, which is recorded as sales and marketing expense. This is comprised of television and radio advertising, online display advertising, print advertising, paid search, direct marketing, and other expenses. We generally spend more on advertising in the first and third quarters of each year based on the seasonality of customer purchasing patterns and fluctuations in advertising rates. We also leverage an indirect distribution network to acquire customers by selling our solutions through our sales channel relationships including major retailers and resellers.

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

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key metrics, to evaluate our business:

•

Total customers. We calculate total customers as the number of paid Carbonite Business and Home subscriptions at the end of the relevant period. Each small business subscription covers all computers, servers, and databases of the small business entity; therefore, a small business with multiple computers, servers, or databases may have one subscription. Each consumer subscription covers a single computer; therefore, a consumer with multiple computers would have multiple subscriptions.

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

Performance Highlights

The following table presents our performance highlights for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except percentage data)
Key metrics:
Total customers	1,498	1,326	1,498	1,326
Annual retention rate	85%	82%	85%	82%
Renewal rate	81%	81%	81%	81%
Bookings	$27,423	$22,131	$56,750	$46,625
Free cash flow	$1,191	$(2,092)	$1,845	$(6,716)

Our total customers and bookings increased over the periods presented and we continue to invest in customer acquisition in an effort to drive continued growth in total customers and bookings, with bookings for our small business solutions representing 24% of total bookings for the second quarter of 2013, up from 15% in the second quarter of 2012. While we expect our total customers to continue to increase on an absolute basis, we expect that our annual percentage increase in total customers will decline as our customer base grows.

In June 2010, we decided to cease distribution of our consumer solutions through certain third-party distribution channels, and we terminated most of those distribution agreements at that time. Our renewal and retention rates were therefore impacted by the termination of these agreements from June 2010 through December 2012.

Our free cash flow has improved by $3.3 million and $8.6 million over the three and six month periods ended June 30, 2013 and June 30, 2012, respectively, due to improved management of our working capital accounts, reduced purchases of property and equipment, and increased efficiencies in our business model.

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

Gross profit and gross margin

Our gross margins have expanded due to price increases for our consumer solutions, the introduction of higher priced solutions targeting both small businesses and consumers, a downward trend in the cost of storage equipment and services, and efficiencies of our customer support personnel in supporting our customers. We expect these trends to continue.

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

General and administrative. General and administrative expenses consist primarily of wages and benefits for management, finance, accounting, human resources, legal and other administrative personnel, legal and accounting fees, insurance, and other corporate expenses. We expect that general and administrative expenses will increase in absolute dollars on an annual basis as we continue to add personnel and enhance our internal information systems in connection with the anticipated growth of our business and as we continue to incur costs related to operating as a public company.

Sales and marketing. Sales and marketing expenses consist primarily of advertising costs, wages and benefits for sales and marketing personnel, creative expenses for advertising programs, credit card fees, commissions paid to third-party partners and affiliates, and the cost of providing free trials. The largest component of sales and marketing expense is advertising for customer acquisition, principally television, radio, online, and print advertisements. Online search costs consist primarily of pay-per-click payments to search engine operators. Advertising costs are expensed as incurred. To date, marketing and advertising costs have been incurred principally in the U.S., but we may increase our marketing and advertising expenditures in other countries. We expect that we will continue to commit significant resources to our sales and marketing efforts to grow our business and awareness of our brand and solutions. We expect that sales and marketing expenses will continue to increase in absolute dollars on an annual basis, but decrease as a percentage of revenue, as we expect to grow our revenue at a faster rate.

Restructuring charges. Restructuring charges consists of the accrual of future remaining lease payments associated with the March 2012 closure of our Boston, Massachusetts data center, the moving expenses to relocate equipment formerly hosted in that facility and the charges incurred related to the restructuring of our Carbonite China operations, which are now dormant.

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

Results of Operations

The following table sets forth, for the periods presented, data from our consolidated statements of operations as a percentage of revenue that each line item represents. The period-to-period comparison of financial results is not necessarily indicative of future results. The information contained in the table below should be read in conjunction with financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	32.3	34.5	34.1	35.5

Gross profit	67.7	65.5	65.9	64.5
Operating expenses:
Research and development	18.7	24.8	20.5	25.4
General and administrative	13.4	11.7	16.4	11.9
Sales and marketing	43.9	49.7	47.7	58.5
Restructuring charges	0.5	—	0.5	3.0

Total operating expense	76.5	86.2	85.1	98.8

Loss from operations	(8.8)	(20.7)	(19.2)	(34.3)
Interest and other income, net	—	—	—	—

Loss before income taxes	(8.8)	(20.7)	(19.2)	(34.3)

Provision for income taxes	—	(0.1)	—	(0.1)

Net loss	(8.8)%	(20.8)%	(19.2)%	(34.4)%

Comparison of the Three Months and Six Months Ended June 30, 2013 and 2012

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
	(in thousands, except percentage data)
Revenue	$26,216	$20,247	$5,969	29.5%	$50,724	$38,794	$11,930	30.8%

Revenue increased for the three and six month periods ended June 30, 2013 as compared to the three and six month periods ended June 30, 2012, primarily due to increases in the average selling prices for our small business and consumer solutions, and due to a 13% increase in our number of total customers.

Cost of revenue, gross profit, and gross margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
	(in thousands, except percentage data)
Cost of revenue	$8,455	$6,994	$1,461	20.9%	$17,293	$13,779	$3,514	25.5%
Percent of revenue	32.3%	34.5%			34.1%	35.5%
Components of cost of revenue:
Personnel related costs	$2,439	$2,101	$338	16.1%	$5,214	$4,165	$1,049	25.2%
Hosting and depreciation costs	4,986	4,536	450	9.9%	10,059	8,777	1,282	14.6%
Software, amortization and other	1,030	357	673	188.5%	2,020	837	1,183	141.3%

Total cost of revenue:	$8,455	$6,994	$1,461	20.9%	$17,293	$13,779	$3,514	25.5%
Gross profit	$17,761	$13,253	$4,508	34.0%	$33,431	$25,015	$8,416	33.6%
Gross margin	67.7%	65.5%			65.9%	64.5%

Cost of revenue increased for the three and six month periods ended June 30, 2013 compared to the three and six month periods ended June 30, 2012 due primarily to an increase in personnel related costs for our customer service organization and storage costs associated with storing a larger volume of customer data. Software and equipment maintenance costs increased as we made investments in our customer service organization to support our growth. We also incurred additional amortization expenses related to our Zmanda, Inc. acquisition in October 2012.

Operating expenses

Research and development.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
	(in thousands, except percentage data)
Research and development	$4,901	$5,029	$(128)	(2.5)%	$10,377	$9,869	$508	5.1%
Percent of revenue	18.7%	24.8%			20.5%	25.4%
Components of research and development:
Personnel related costs	$3,587	$4,127	$(540)	(13.1)%	$7,995	$8,235	$(240)	(2.9)%
Third-party outsourcing costs	427	302	125	41.4%	850	541	309	57.1%
Hosting, independent contractors and other	887	600	287	47.8%	1,532	1,093	439	40.2%

Total research and development:	$4,901	$5,029	$(128)	(2.5)%	$10,377	$9,869	$508	5.1%

Research and development expenses decreased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily from a reduction in personnel related costs associated with a reduction in average research and development employee headcount. This decrease was partially offset by costs associated with independent contractors and hosting and software licensing costs.

Research and development expenses increased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, due to increased costs associated with independent contractors and outsourced development resources, and increased hosting and software licensing costs. This increase was partially offset by a reduction in average research and development employee headcount.

General and administrative.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
	(in thousands, except percentage data)
General and administrative	$3,528	$2,377	$1,151	48.4%	$8,305	$4,613	$3,692	80.0%
Percent of revenue	13.4%	11.7%			16.4%	11.9%
Components of general and administrative:
Personnel related costs	$1,734	$1,236	$498	40.3%	$3,701	$2,386	$1,315	55.1%
Professional fees	1,183	852	331	38.8%	3,210	1,640	1,570	95.7%
Sales tax, consulting and other	611	289	322	111.4%	1,394	587	807	137.5%

Total general and administrative:	$3,528	$2,377	$1,151	48.4%	$8,305	$4,613	$3,692	80.0%

General and administrative expenses increased for the three and six month periods ended June 30, 2013 as compared to the three and six month periods ended June 30, 2012, primarily due to increased headcount necessary to support our overall growth and administrative requirements of operating as a public company, increased legal costs associated with litigation, and a sales tax accrual for uncollected sales tax.

Sales and marketing.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
	(in thousands, except percentage data)
Sales and marketing	$11,511	$10,070	$1,441	14.3%	$24,193	$22,685	$1,508	6.6%
Percent of revenue	43.9%	49.7%			47.7%	58.5%
Components of sales and marketing: Personnel related costs	$2,048	$1,685	$363	21.5%	$4,478	$3,207	$1,271	39.6%
Advertising costs	6,140	5,721	419	7.3%	13,474	13,405	69	0.5%
Costs of credit card transactions and offering free trials	1,350	1,285	65	5.1%	2,799	2,694	105	3.9%
Outside commissions, agency fees and other	1,973	1,379	594	43.1%	3,442	3,379	63	1.9%

Total sales and marketing:	$11,511	$10,070	$1,441	14.3%	$24,193	$22,685	$1,508	6.6%

Sales and marketing expenses increased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily due to increased advertising costs aimed at customer acquisition and increased headcount on our inside sales team.

Sales and marketing expenses increased for the six months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily due to increased headcount on our inside sales team.

Restructuring charges.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
	(in thousands, except percentage data)
Restructuring charges	$126	$—	$126	100%	$272	$1,174	$(902)	(76.8)%
Percent of revenue	0.5%	—%			0.5%	3.0%

We recorded restructuring charges of $1.2 million in the first quarter of 2012 related to the relocation of our equipment formerly hosted in a Boston, Massachusetts data center in March 2012.

We recorded restructuring charges of $0.1 million in the first quarter of 2013 pertaining to the restructuring of our China operations, which are now dormant. The charge primarily related to the termination of our Beijing, China lease and associated legal and accounting fees. We recorded an additional $0.2 million of restructuring charges in the second quarter of 2013 related to a change in the estimate of our lease exit charge for our former Boston, Massachusetts data center.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except percentage data)
Key metrics:
Total customers (1)	1,498	1,326	1,498	1,326
Annual retention rate (2)	85%	82%	85%	82%
Renewal rate (3)	81%	81%	81%	81%
Bookings (4)	$27,423	$22,131	$56,750	$46,625
Free cash flow (5)	$1,191	$(2,092)	$1,845	$(6,716)

(1)	We define total customers as the number of paid Carbonite Business and Home subscriptions at the end of the relevant period.
(2)	We define annual retention rate as the percentage of customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter.
(3)	We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented.
(4)	We define bookings as revenue recognized during the period plus the change in total deferred revenue (excluding deferred revenue recorded in connection with acquisitions) during the same period.
(5)	We define free cash flow as net cash provided by (used in) operating activities, less capital expenditures, and adjusted for the cash portion of the lease exit charge.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenue	$26,216	$20,247	$50,724	$38,794
Add change in deferred revenue (excluding acquisitions)	1,207	1,884	6,026	7,831

Bookings	$27,423	$22,131	$56,750	$46,625

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Cash provided by operating activities	$3,405	$1,399	$7,190	$1,544
Add cash portion of lease exit charge	—	—	—	157
Subtract capital expenditures	(2,214)	(3,491)	(5,345)	(8,417)

Free cash flow	$1,191	$(2,092)	$1,845	$(6,716)

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents and marketable securities of $58.5 million, which consisted of cash, money market funds, U.S. agency and treasury securities, and certificates of deposit. We have available borrowings under our revolving credit facility of $25 million, which we can draw down on through August 30, 2013.

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

Cash flows

The following table summarizes our cash flow data for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$7,190	$1,544
Net cash used in investing activities	(5,345)	(5,127)
Net cash provided by financing activities	1,368	717

Operating activities

Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.

In the six months ended June 30, 2013, cash provided by operating activities was $7.2 million, which was primarily driven by a $6.0 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included other changes in working capital of $1.9 million, due primarily to the timing of payments and customer receipts and non-cash charges of $9.0 million, including $6.3 million of depreciation and amortization, $2.5 million of stock based compensation, and $0.2 million of restructuring charges. These cash inflows were partially offset by our net loss of $9.7 million.

In the six months ended June 30, 2012, cash provided by operating activities was $1.5 million, which was primarily driven by a $7.8 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included non-cash charges of $8.2 million, including $5.1 million of depreciation and amortization, $2.0 million of stock based compensation, and $1.0 million related to our lease exit charge. In addition, cash inflows benefited from an increase in accrued expenses of $0.2 million and a $0.1 million decrease in prepaid expenses and other assets. These cash inflows were partially offset by our net loss of $13.3 million, a $1.4 million decrease in accounts payable, and a $0.1 million increase in accounts receivable.

Investing activities

In the six months ended June 30, 2013, cash used in investing activities was $5.3 million, consisting of capital expenditures primarily for server equipment and other data center infrastructure.

In the six months ended June 30, 2012, cash used in investing activities was $5.1 million, consisting primarily of capital expenditures of $8.4 million primarily for computer servers, storage, and other data center equipment, and the establishment of a $0.5 million restricted cash balance, partially offset by net proceeds from maturities of marketable securities of $3.8 million.

Financing activities

In the six months ended June 30, 2013 and June 30, 2012, cash provided by financing activities was $1.4 million and $0.7 million, respectively, consisting of net proceeds from the exercise of stock options.

Off-balance sheet arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations at June 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Office lease obligations	$5,059	$1,618	$2,737	$704	$—
Hosting facility lease obligations (1)	3,945	1,611	2,334	—	—
Other purchase commitments	8,219	5,043	2,442	629	105

Total	$17,223	$8,272	$7,513	$1,333	$105

(1)	Does not include contractual payments related to our former Boston, Massachusetts data center that we relocated from in March 2012 and for which we have accrued $1.2 million as part of our restructuring charges.

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

Our Lewiston, Maine support facility lease expires on June 1, 2016. We may terminate this lease at any time after May 31, 2013 with six months’ notice. The lease contains a renewal option for an additional two years, and requires us to pay a proportion of increases in operating expenses and real estate taxes after January 1, 2013.

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

Interest Rate Fluctuation Risk

Our cash consists of interest bearing bank accounts. We did not have long-term borrowings as of June 30, 2013. Interest income is sensitive to changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash equivalents and marketable securities are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. In the event that we borrow under our revolving credit facility, which bears interest at the lender’s prime rate plus 0.25%, we would be exposed to interest rate fluctuations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In August 2010, Oasis Research, LLC, or Oasis Research, filed a lawsuit against us and several of our competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our cloud backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research sought an award for damages in an unspecified amount. A trial was held from March 14 - 22, 2013, and a jury verdict was returned against Oasis Research that found all of the asserted patents invalid. The court has not yet entered a judgment against Oasis Research and the parties are awaiting decision on certain post-trial motions. We are not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time.

In May 2012, Markley Boston, LLC (“Markley”) filed a lawsuit against us in Massachusetts Superior Court seeking $1.6 million in damages related to our termination of a data center license. On July 17, 2013, we entered into a confidential agreement with Markley, pursuant to which the complaint will be dismissed by Markley with prejudice in October 2013, upon the parties’ full satisfaction of the terms and conditions of the confidential agreement. The litigation has otherwise been stayed in all respects.

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

We experienced net losses of $25.8 million for 2010, $23.5 million for 2011, $18.9 million for 2012, and $9.7 million for the six months ended June, 2013, respectively, and have an accumulated deficit of $129.1 million as of June 30, 2013. We do not expect to be profitable for the foreseeable future. We expect to continue making significant expenditures to develop and expand our business, including for advertising, customer acquisition, technology infrastructure, storage capacity, product development, and international expansion, in an effort to increase and service our customer base. We also expect that our quarterly results may fluctuate due to a variety of factors described elsewhere in this Quarterly Report on Form 10-Q, including the timing and amount of our advertising expenditures, which are seasonal, as well as the timing and amount of expenditures related to the development of technologies and solutions and to defend intellectual property infringement and other claims. In addition, as a public company, we incur significant legal, accounting, and other expenses, including increased costs for director and officer liability insurance that we did not incur as a private company. We may also incur increased losses and negative cash flow in the future for a number of reasons, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events. For these reasons, we expect to continue to record net losses for the next several years and we may not be able to achieve or maintain positive cash flow from operations or profitability.

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

Given our small business and consumer market focus, maintaining and enhancing the Carbonite brand is critical to our success. We believe that the importance of brand recognition and loyalty will increase in light of increasing competition in our markets. We plan to continue investing substantial resources to promote our brand, both domestically and internationally, but there is no guarantee that our brand development strategies will enhance the recognition of our brand. Some of our existing and potential competitors have well-established brands with greater recognition than we have. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain customers may be adversely affected. In addition, even if our brand recognition and loyalty increases, this may not result in increased use of our solutions or higher revenue.

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

In August 2010, Oasis Research, LLC, or Oasis Research, filed a lawsuit against us and several of our competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our cloud backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research sought an award for damages in an unspecified amount. A trial was held from March 14 - 22, 2013, and a jury verdict was returned against Oasis Research that found all of the asserted patents invalid. The court has not yet entered a judgment against Oasis Research and the parties are awaiting decision on certain post-trial motions. We are not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time. However, any litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending this lawsuit or its resolution will not have a material adverse impact on our business, operations, financial condition, or cash flows.

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

If our existing stockholders sell, or indicate an intent to sell, a substantial number of shares of our common stock in the public market, the trading price of our common stock could decline significantly. Two of our largest shareholders are venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of their funds, their decision to sell or hold our common stock may be based not only on the underlying investment merits of our securities but also on the requirements of their internal fund structure. Additionally, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates beneficially own approximately 18.3 million shares of our common stock, which represents 68.6% of our issued and outstanding shares of common stock as of June 30, 2013. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On August 10, 2011, our registration statement on Form S-1 (File No. 333-174139) was declared effective for our initial public offering.

The net proceeds to us from our initial public offering have been invested in money market funds and U.S. agency and treasury securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of Carbonite, Inc.

3.2(2)	Amended and Restated By-Laws of Carbonite, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.1 to Registrant Form 10-Q for the quarterly period ended September 30, 2011 filed with the Securities and Exchange Commission on November 10, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 13, 2011, and incorporated herein by reference.
*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language in any filings.
+	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated: August 1, 2013	By:	/s/ David Friend
David Friend
Chief Executive Officer

Dated: August 1, 2013	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer