Form 10-Q
period 2013-09-30
Carbonite Inc
filed 2013-11-05
CIK 1340127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, there were 26,446,809 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Carbonite, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$47,298	$40,341
Marketable securities	14,990	14,990
Accounts receivable, net of allowance	2,267	1,549
Prepaid expenses and other current assets	1,711	2,369
Restricted cash	—	500

Total current assets	66,266	59,749
Property and equipment, net	22,847	24,622
Other assets	244	147
Acquired intangible assets, net	4,179	4,871
Goodwill	11,536	11,536

Total assets	$105,072	$100,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,715	$6,247
Accrued expenses	10,096	5,068
Current portion of deferred revenue	66,659	60,119

Total current liabilities	79,470	71,434
Deferred revenue, net of current portion	14,530	15,087
Other long-term liabilities	509	473

Total liabilities	94,509	86,994
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 26,426,715 and 25,806,123 outstanding at September 30, 2013 and December 31, 2012, respectively	264	258
Additional paid-in capital	140,622	133,059
Treasury stock, at cost (2,009 shares)	(22)	(22)
Accumulated other comprehensive income (loss)	(5)	9
Accumulated deficit	(130,296)	(119,373)

Total stockholders’ equity	10,563	13,931

Total liabilities and stockholders’ equity	$105,072	$100,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(In thousands, except share and per share amounts)
Revenue	$27,683	$21,573	$78,407	$60,367
Cost of revenue	8,899	7,205	26,192	20,984

Gross profit	18,784	14,368	52,215	39,383
Operating expenses:
Research and development	5,220	4,890	15,597	14,759
General and administrative	2,988	2,658	11,293	7,271
Sales and marketing	11,742	10,179	35,935	32,864
Restructuring charges	11	—	283	1,174

Total operating expenses	19,961	17,727	63,108	56,068

Loss from operations	(1,177)	(3,359)	(10,893)	(16,685)
Interest and other income (expense), net	—	(1)	—	(2)

Loss before income taxes	(1,177)	(3,360)	(10,893)	(16,687)
Provision for income taxes	(10)	(10)	(30)	(30)

Net loss	$(1,187)	$(3,370)	$(10,923)	$(16,717)

Basic and diluted net loss per share	$(0.05)	$(0.13)	$(0.42)	$(0.66)

Weighted-average number of common shares used in computing basic and diluted net loss per share	26,260,962	25,626,654	26,055,441	25,434,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(In thousands)
Net loss	$(1,187)	$(3,370)	$(10,923)	$(16,717)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	1	—	(11)	3
Foreign currency translation adjustments	1	1	(3)	6

Total other comprehensive income (loss)	2	1	(14)	9

Total comprehensive loss	$(1,185)	$(3,369)	$(10,937)	$(16,708)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
(In thousands)
Operating activities
Net loss	$(10,923)	$(16,717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,461	7,877
Amortization (accretion) of premium (discount) on marketable securities	(11)	152
Stock-based compensation expense	3,658	2,974
Provision for reserves on accounts receivable	(40)	53
Non-cash restructuring charge	114	1,022
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(678)	(563)
Prepaid expenses and other current assets	658	(124)
Other assets	(97)	38
Accounts payable	(3,534)	(3,181)
Accrued expenses	4,916	1,771
Other long-term liabilities	36	43
Deferred revenue	5,983	10,587

Net cash provided by operating activities	9,543	3,932

Investing activities
Purchases of property and equipment	(6,994)	(10,238)
Proceeds from maturities of marketable securities	10,000	6,204
Purchases of marketable securities	(10,000)	(1,210)
Decrease (increase) in restricted cash	500	(500)

Net cash used in investing activities	(6,494)	(5,744)

Financing activities
Proceeds from exercise of stock options	3,911	761

Net cash provided by financing activities	3,911	761

Effect of currency exchange rate changes on cash	(3)	6
Net increase (decrease) in cash and cash equivalents	6,957	(1,045)
Cash and cash equivalents, beginning of period	40,341	59,842

Cash and cash equivalents, end of period	$47,298	$58,797

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

The Company previously consolidated a variable interest entity (“VIE”), Pan Sheng An Xin Internet Technology Co., Ltd., as required by Financial Accounting Standards Codification (“ASC”) 810-10, Consolidation. The VIE had limited activity for the nine months ended September 30, 2013 and the Company does not expect any activity for the rest of the fiscal year. As of June 30, 2013, the Company was no longer the primary beneficiary of the operationally dormant VIE through Carbonite China, and therefore, no longer consolidates the operations as of July 1, 2013. All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

Translation of Foreign Currencies

The functional currency of the Company’s foreign subsidiary is the local currency in which it operates. The financial statements of the Company’s foreign subsidiary in China are translated into U.S. dollars. The Company translates assets and liabilities at the exchange rates in effect at period-end and revenues and expenses at the average exchange rates in effect during the period. Gains and losses from foreign currency translation are recorded as a component of other comprehensive income (loss).

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

The Company sells its services primarily to small businesses and consumers. Payment for the majority of the Company’s sales occurs via credit card. The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. At September 30, 2013, no customer represented 10% or more of the Company’s accounts receivable balance and at December 31, 2012, one customer represented approximately 11% of the Company’s accounts receivable balance. No customer accounted for 10% or more of the Company’s revenue for the three and nine month periods ended September 30, 2013 and September 30, 2012.

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

3. Net Loss per Share

The Company calculates basic and diluted net loss per share of common stock by dividing the net loss by the weighted average number of unrestricted common shares outstanding for the period. The following potentially dilutive common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2013 and 2012 as they would be anti-dilutive due to the Company’s net losses (in thousands):

	As of September 30,
	2013	2012
Options to purchase common stock	3,222	3,190
Warrant	11	11

Total	3,233	3,201

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$15,644	$—	$—	$15,644	$15,644	$—	$—	$15,644
Marketable securities—U.S. agency and treasury securities and certificates of deposit	—	14,990	—	14,990	—	14,990	—	14,990

Total	$15,644	$14,990	$—	$30,634	$15,644	$14,990	$—	$30,634

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

Goodwill of $10.0 million was recognized for the excess purchase price over the fair value of the net assets acquired. The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to the Company’s small business solutions and the ability to leverage existing sales and marketing capacity and customer base with respect to the acquired Zmanda service. Goodwill from the acquisition of Zmanda is included within the Company’s one reporting unit and is included in the Company’s annual review for impairment. Goodwill is not amortized for tax purposes as the acquisition was a stock purchase.

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

6. Goodwill and Acquired Intangible Assets

At both September 30, 2013 and December 31, 2012, the carrying amount of goodwill was $11.5 million. Goodwill is not amortized. The Company reviews goodwill for impairment at least annually in the fourth quarter, or on an interim basis if an event or circumstance occurs indicating the potential for impairment. To date, the Company has had no impairments of goodwill.

Purchased intangible assets consist of the following (in thousands):

		September 30, 2013			December 31, 2012
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7.1	$2,980	$652	$2,328	$2,980	$314	$2,666
Customer relationships	6.5	1,580	323	1,257	1,580	95	1,485
Tradenames	8.0	400	46	354	400	6	394
Non-compete agreements	3.8	380	140	240	380	54	326

		$5,340	$1,161	$4,179	$5,340	$469	$4,871

The Company recorded amortization expense of $0.2 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and $0.7 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of trade names and non-compete agreements is recorded within general and administrative expenses. Future estimated amortization expense of acquired intangibles as of September 30, 2013 is as follows (in thousands):

Remainder of 2013	$226
2014	890
2015	830
2016	608
2017	483
Thereafter	1,142

$4,179

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued media spend	$3,874	$1,910
Accrued restructuring	500	1,022
Accrued compensation	3,453	400
Accrued legal and accounting	948	565
Accrued other expenses	1,321	1,171

Total accrued expenses	$10,096	$5,068

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

The Company’s 2011 Plan provides for the issuance of stock options, restricted stock, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the plan, the Company reserved 1,662,000 shares of common stock for issuance under the 2011 Plan. On January 1st of each year, beginning January 1, 2012, the number of shares reserved under the 2011 Plan will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s Board of Directors. As of September 30, 2013, 771,123 shares of common stock were available for future grant under the 2011 plan.

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

	Nine Months Ended September 30,
	2013	2012
Weighted-average fair value of common stock	$10.18	$9.83
Risk-free interest rate	0.95% to 1.69%	0.92% to 1.33%
Expected dividend yield	—%	—%
Expected volatility	54%	55% to 57%
Expected term (in years)	5.8 to 6.1	5.8 to 6.1

Stock-based Compensation Expense

Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$115	$113	$411	$314
Research and development	280	259	678	825
General and administrative	530	413	1,694	1,178
Sales and marketing	249	230	875	657

Total stock-based compensation expense	$1,174	$1,015	$3,658	$2,974

9. Income Taxes

For each of the three months ended September 30, 2013 and 2012, the Company recorded a deferred tax provision of $10 thousand related to tax amortization of goodwill. For each of the nine month periods ended September 30, 2013 and 2012, the Company recorded a deferred tax provision of $30 thousand, related to the tax amortization of goodwill.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at September 30, 2013 and December 31, 2012.

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

The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters), Lewiston, Maine, and Sunnyvale, California. In February 2013, the Company terminated its lease in Beijing, China for approximately $0.1 million, which was recorded as part of the Company’s restructuring charges in the first quarter of 2013. The Company has lease agreements to rent data center space in Wakefield, Massachusetts and Phoenix, Arizona. The Company also maintains a hosting service agreement with a third-party data center vendor in Somerville, Massachusetts, that is subject to annual renewal and a 120 day cancellation right. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases. At September 30, 2013 and December 31, 2012, $0.5 million and $0.4 million is included in accrued expenses and other long-term liabilities, respectively, related to the deferred rent.

Future non-cancellable minimum lease payments under all operating leases as of September 30, 2013, are as follows (in thousands):

	Office Leases	Data Center Leases	Total
Remainder of 2013	$570	$401	$971
2014	1,379	1,635	3,014
2015	1,368	1,447	2,815
2016	1,408	63	1,471

	$4,725	$3,546	$8,271

Other Non-cancellable Commitments

As of September 30, 2013, the Company had non-cancellable commitments to vendors of $4.0 million payable in the remainder of 2013, $2.8 million payable in 2014, $0.8 million payable in 2015, $0.3 million payable in 2016, $0.3 million payable in 2017, and $0.2 million payable thereafter, primarily consisting of advertising, marketing and broadband services contracts.

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

In August 2010, Oasis Research, LLC (“Oasis Research”), filed a lawsuit against the Company and several of its competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that the Company’s cloud backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research sought an award for damages in an unspecified amount. A trial was held in March 2013 and a jury verdict was returned against Oasis

Research that found all of the asserted patents invalid. The court has not yet entered a judgment against Oasis Research and the parties are awaiting decision on certain post-trial motions. The Company is not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time.

In May 2012, Markley Boston, LLC (“Markley”) filed a lawsuit against the Company in Massachusetts Superior Court seeking $1.6 million in damages related to the Company’s termination of a data center license. On July 17, 2013, the Company entered into a confidential agreement with Markley, pursuant to which the complaint was dismissed by Markley with prejudice on October 4, 2013. The Company accrued $1.2 million, of which $0.5 million remains accrued at September 30, 2013 related to this matter.

11. Restructuring

In March 2012, the Company closed its Boston, Massachusetts data center and transitioned the computer equipment and operations located at that facility to its other Massachusetts data centers. This facility closure was accounted for in accordance with ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which the Company recorded a charge of $1.2 million, of which $0.2 million was for expenses to relocate the Company’s computer equipment, and $1.0 million was accrued related to the fair value of the remaining lease payments as of the date of the closure. The fair value of the remaining lease payments was determined based upon the discounted present value of remaining data center lease payments through the August 2013 lease expiration. On July 17, 2013, the Company entered into a confidential agreement with Markley, pursuant to which the complaint was dismissed by Markley with prejudice on October 4, 2013. As a result of this agreement, the company accrued an additional expense of $0.2 million in the second quarter of 2013 and $0.5 million remains outstanding and is included within accrued expenses at September 30, 2013 compared to $1.0 million at December 31, 2012.

In November 2012, the Company began restructuring its Carbonite China operations as part of its commitment to reduce costs and enhance long-term profitability. The Company recorded a restructuring charge primarily attributable to termination benefits of approximately $0.2 million at December 31, 2012. At March 31, 2013, the Company recorded an additional restructuring charge of $0.1 million primarily attributable to the termination of its Beijing, China lease, as well as associated legal and accounting fees. The Company has paid $0.3 million through September 30, 2013, primarily consisting of termination benefits, lease termination fees, and legal and accounting fees. As of September 30, 2013, the Company’s operations in China were dormant, with limited activity for the nine months then ended.

12. Retirement Plan

The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. Through September 30, 2013, the Company contributed $0.5 million to the plan.

13. Revolving Credit Facility

The Company has a revolving line of credit under which the Company may borrow up to $25 million through September 30, 2014. Advances under the line of credit bear interest on the outstanding daily balance, at an annual rate equal to the lender’s prime reference rate plus 0.25%. The Company has pledged its accounts receivable, equipment, and shares of its subsidiaries to the lender to collateralize its obligations under the credit facility, and has also agreed not to grant a security interest in or pledge its intellectual property to any third party. The credit facility contains customary events of default, conditions to borrowings and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make distributions to stockholders, make investments, or enter into certain types of related party transactions. The credit facility also includes financial and other covenants including covenants to maintain a minimum current ratio, a minimum number of total customers, and a requirement that the majority of the Company’s cash and investments be held with the bank or one of its affiliates. To date, the Company has not borrowed any amounts under this $25 million revolving line of credit.

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

In 2005, we began development of our cloud backup solution and raised our first capital from investors. We sold our first Carbonite subscription in 2006. As of September 30, 2013, we had more than 1.5 million customers in more than 100 countries and had total revenue for the quarter of $27.7 million. For the year ended December 31, 2012, customers in the U.S. represented 94% of our total revenue.

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

Performance Highlights

The following table presents our performance highlights for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except percentage data)
Key metrics:
Total customers	1,514	1,385	1,514	1,385
Annual retention rate	85%	84%	85%	84%
Renewal rate	79%	81%	81%	80%
Bookings	$27,640	$24,329	$84,390	$70,954
Free cash flow	$1,354	$567	$3,199	$(6,149)

Our total customers and bookings increased over the periods presented and we continue to invest in customer acquisition in an effort to drive continued growth in total customers and bookings, with bookings for our small business solutions representing 27% of total bookings for the third quarter of 2013, up from 17% in the third quarter of 2012. While we expect our total customers to continue to increase on an absolute basis, we expect that our annual percentage increase in total customers will decline as our customer base grows.

Our free cash flow has improved by $0.8 million and $9.3 million over the three and nine month periods ended September 30, 2013, respectively, due to improved management of our working capital accounts, reduced purchases of property and equipment, and increased efficiencies in our business model.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	32.1	33.4	33.4	34.8

Gross profit	67.9	66.6	66.6	65.2
Operating expenses:
Research and development	18.9	22.7	19.9	24.4
General and administrative	10.8	12.3	14.4	12.0
Sales and marketing	42.4	47.2	45.8	54.4
Restructuring charges	0.0	—	0.4	1.9

Total operating expense	72.1	82.2	80.5	92.7

Loss from operations	(4.2)	(15.6)	(13.9)	(27.5)

Loss before income taxes	(4.2)	(15.6)	(13.9)	(27.5)

Provision for income taxes	(0.1)	(0.1)	—	(0.1)

Net loss	(4.3)%	(15.7)%	(13.9)%	(27.6)%

Comparison of the Three Months and Nine Months Ended September 30, 2013 and 2012

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
	(in thousands, except percentage data)
Revenue	$27,683	$21,573	$6,110	28.3%	$78,407	$60,367	$18,040	29.9%

Revenue increased for the three and nine month periods ended September 30, 2013 as compared to the three and nine month periods ended September 30, 2012, primarily due to increases in the average selling prices for our small business and consumer solutions, and due to a 9% increase in our number of total customers.

Cost of revenue, gross profit, and gross margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
	(in thousands, except percentage data)
Cost of revenue	$8,899	$7,205	$1,694	23.5%	$26,192	$20,984	$5,208	24.8%
Percent of revenue	32.1%	33.4%			33.4%	34.8%
Components of cost of revenue:
Personnel related costs	$2,631	$2,020	$611	30.2%	$7,845	$5,942	$1,903	32.0%
Hosting and depreciation costs	5,247	4,603	644	14.0%	15,306	13,380	1,926	14.4%
Software, amortization and other	1,021	582	439	75.4%	3,041	1,662	1,379	83.0%

Total cost of revenue	$8,899	$7,205	$1,694	23.5%	$26,192	$20,984	$5,208	24.8%
Gross profit	$18,784	$14,368	$4,416	30.7%	$52,215	$39,383	$12,832	32.6%
Gross margin	67.9%	66.6%			66.6%	65.2%

Cost of revenue increased for the three and nine month periods ended September 30, 2013 compared to the three and nine month periods ended September 30, 2012 due primarily to an increase in personnel related costs for our customer service organization and storage costs associated with storing a larger volume of customer data. Software and equipment maintenance costs increased as we made investments in our customer service organization to support our growth. We also incurred additional amortization expenses related to our Zmanda, Inc. acquisition in October 2012.

Operating expenses

Research and development.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
	(in thousands, except percentage data)
Research and development	$5,220	$4,890	$330	6.7%	$15,597	$14,759	$838	5.7%
Percent of revenue	18.9%	22.7%			19.9%	24.4%
Components of research and development:
Personnel related costs	$4,168	$3,747	$421	11.2%	$12,163	$11,658	$505	4.3%
Third-party outsourcing costs	453	342	111	32.5%	1,303	883	420	47.6%
Hosting, independent contractors and other	599	801	(202)	(25.2)%	2,131	2,218	(87)	(3.9)%

Total research and development	$5,220	$4,890	$330	6.7%	$15,597	$14,759	$838	5.7%

Research and development expenses increased for the three and nine month periods ended September 30, 2013 as compared to the three and nine month periods ended September 30, 2012, primarily from an increase in personnel related costs associated with employee benefit and performance bonus expenses. The increase was further driven by higher outsourced development costs intended to improve the ease of use and functionality of our existing solutions and the development of new small business offerings.

General and administrative.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
	(in thousands, except percentage data)
General and administrative	$2,988	$2,658	$330	12.4%	$11,293	$7,271	$4,022	55.3%
Percent of revenue	10.8%	12.3%			14.4%	12.0%
Components of general and administrative:
Personnel related costs	$1,858	$1,228	$630	51.3%	$5,559	$3,522	$2,037	57.8%
Professional fees	607	1,061	(454)	(42.8)%	3,817	2,693	1,124	41.7%
Sales tax, consulting and other	523	369	154	41.7%	1,917	1,056	861	81.5%

Total general and administrative	$2,988	$2,658	$330	12.4%	$11,293	$7,271	$4,022	55.3%

General and administrative expenses increased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily due to increased headcount necessary to support our overall growth and administrative requirements of operating as a public company and a sales tax accrual for uncollected sales tax. These increases are offset in part by a reduction of legal costs associated with litigation.

General and administrative expenses increased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily due to increased headcount necessary to support our overall growth and administrative requirements of operating as a public company, increased legal costs associated with litigation and a sales tax accrual for uncollected sales tax.

Sales and marketing.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
	(in thousands, except percentage data)
Sales and marketing	$11,742	$10,179	$1,563	15.4%	$35,935	$32,864	$3,071	9.3%
Percent of revenue	42.4%	47.2%			45.8%	54.4%
Components of sales and marketing:
Personnel related costs	$2,218	$1,480	$738	49.9%	$6,696	$4,518	$2,178	48.2%
Advertising costs	6,038	5,356	682	12.7%	19,512	18,761	751	4.0%
Costs of credit card transactions and offering free trials	1,346	1,272	74	5.8%	4,145	3,966	179	4.5%
Outside commissions, agency fees and other	2,140	2,071	69	3.3%	5,582	5,619	(37)	(0.7)%

Total sales and marketing	$11,742	$10,179	$1,563	15.4%	$35,935	$32,864	$3,071	9.3%

Sales and marketing expenses increased for the three and nine month periods ended September 30, 2013 as compared to the three and nine month periods ended September 30, 2012, primarily due to increased advertising costs aimed at customer acquisition and increased headcount on our inside sales team.

Restructuring charges.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
	(in thousands, except percentage data)
Restructuring charges	$11	$—	$11	—%	$283	$1,174	$(891)	(75.9)%
Percent of revenue	—%	—%			0.4%	1.9%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except percentage data)
Key metrics:
Total customers (1)	1,514	1,385	1,514	1,385
Annual retention rate (2)	85%	84%	85%	84%
Renewal rate (3)	79%	81%	81%	80%
Bookings (4)	$27,640	$24,329	$84.390	$70,954
Free cash flow (5)	$1,354	$567	$3,199	$(6,149)

(1)	We define total customers as the number of paid Carbonite Business and Home subscriptions at the end of the relevant period.
(2)	We define annual retention rate as the percentage of customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter.
(3)	We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented.
(4)	We define bookings as revenue recognized during the period plus the change in total deferred revenue (excluding deferred revenue recorded in connection with acquisitions) during the same period.
(5)	We define free cash flow as net cash provided by (used in) operating activities, less capital expenditures, and adjusted for the cash portion of the lease exit charge.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenue	$27,683	$21,573	$78,407	$60,367
Add change in deferred revenue (excluding acquisitions)	(43)	2,756	5,983	10,587

Bookings	$27,640	$24,329	$84,390	$70,954

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Cash provided by operating activities	$2,353	$2,388	$9,543	$3,932
Add cash portion of lease exit charge	650	—	650	157
Subtract capital expenditures	(1,649)	(1,821)	(6,994)	(10,238)

Free cash flow	$1,354	$567	$3,199	$(6,149)

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents and marketable securities of $62.3 million, which consisted of cash, money market funds, U.S. agency and treasury securities, and certificates of deposit. We have available borrowings under our revolving credit facility of $25 million, which we can draw down on through September 30, 2014.

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

Our revolving credit facility allows us to borrow up to $25 million through September 30, 2014. Advances under the credit facility bear interest on the outstanding daily balance, at an annual rate equal to the lender’s prime reference rate plus 0.25%. We have pledged our accounts receivable, equipment, and shares of our subsidiaries to the lender to collateralize our obligations under the credit facility. We have also agreed not to grant a security interest in or pledge our intellectual property to any third party. The credit facility contains customary events of default, conditions to borrowings and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make distributions to our stockholders, make investments, or enter into certain types of related party transactions. The credit facility also includes financial and other covenants including covenants to maintain a minimum current ratio, a minimum number of total customers, and a restriction as to where we may hold the majority of our cash and investments. To date, we have not drawn down on our revolving credit facility. Any inability to meet our debt service obligations could adversely affect our financial position and liquidity.

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

Cash flows

The following table summarizes our cash flow data for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$9,543	$3,932
Net cash used in investing activities	$(6,494)	$(5,744)
Net cash provided by financing activities	$3,911	$761

Operating activities

Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.

In the nine months ended September 30, 2013, cash provided by operating activities was $9.5 million, which was primarily driven by a $6.0 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included other changes in working capital of $1.3 million, due primarily to the timing of payments and customer receipts and non-cash charges of $13.2 million, including $9.5 million of depreciation and amortization and $3.7 million of stock based compensation. These cash inflows were partially offset by our net loss of $10.9 million.

In the nine months ended September 30, 2012, cash provided by operating activities was $3.9 million, which was driven by a $10.6 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included non-cash charges of $12.1 million, including $7.9 million of depreciation and amortization, $3.0 million of stock based compensation, and $1.0 million related to our non-cash lease exit charge. These cash inflows were partially offset by our net loss of $16.7 million and other changes in working capital that resulted in a use of cash of $2.0 million, due primarily to the timing of payments and customer receipts.

Investing activities

In the nine months ended September 30, 2013, cash used in investing activities was $6.5 million, consisting of capital expenditures of $7.0 million primarily for server equipment and other data center infrastructure, partially offset by the release of $0.5 million of restricted cash related to the settlement of litigation.

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

Financing activities

In the nine months ended September 30, 2013 and September 30, 2012, cash provided by financing activities was $3.9 million and $0.8 million, respectively, consisting of net proceeds from the exercise of stock options.

Off-balance sheet arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations at September 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Office lease obligations	$4,725	$1,617	$2,756	$352		$—
Hosting facility lease obligations	3,546	1,623	1,923	—		—
Other purchase commitments	8,418	6,313	1,528	577		—

Total	$16,689	$9,553	$6,207	$929	$

The commitments under our office lease obligations shown above consist primarily of lease payments for our Boston, Massachusetts corporate headquarters and our Lewiston, Maine customer support facility.

We also lease a small amount of general office space in Sunnyvale, California under a lease agreement that expires in March 2014. In February 2013, we terminated our lease in Beijing, China for approximately $0.1 million, which is included as part of our restructuring charges.

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

Interest Rate Fluctuation Risk

Our cash consists of interest bearing bank accounts. We did not have long-term borrowings as of September 30, 2013. Interest income is sensitive to changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash equivalents and marketable securities are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. In the event that we borrow under our revolving credit facility, which bears interest at the lender’s prime rate plus 0.25%, we would be exposed to interest rate fluctuations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In August 2010, Oasis Research, LLC, or Oasis Research, filed a lawsuit against us and several of our competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our cloud backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research sought an award for damages in an unspecified amount. A trial was held in March 2013 and a jury verdict was returned against Oasis Research that found all of the asserted patents invalid. The court has not yet entered a judgment against Oasis Research and the parties are awaiting decision on certain post-trial motions. We are not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time.

In May 2012, Markley Boston, LLC (“Markley”) filed a lawsuit against us in Massachusetts Superior Court seeking $1.6 million in damages related to our termination of a data center license. On July 17, 2013, we entered into a confidential agreement with Markley, pursuant to which the complaint was dismissed by Markley with prejudice on October 4, 2013.

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

We experienced net losses of $25.8 million for 2010, $23.5 million for 2011, $18.9 million for 2012, and $10.9 million for the nine months ended September, 2013, respectively, and have an accumulated deficit of $130.3 million as of September 30, 2013. We do not expect to be profitable for the foreseeable future. We expect to continue making significant expenditures to develop and expand our business, including for advertising, customer acquisition, technology infrastructure, storage capacity, product development, and international expansion, in an effort to increase and service our customer base. We also expect that our quarterly results may fluctuate due to a variety of factors described elsewhere in this Quarterly Report on Form 10-Q, including the timing and amount of our advertising expenditures, which are seasonal, as well as the timing and amount of expenditures related to the development of technologies and solutions and to defend intellectual property infringement and other claims. In addition, as a public company, we incur significant legal, accounting, and other expenses, including increased costs for director and officer liability insurance that we did not incur as a private company. We may also incur increased losses and negative cash flow in the future for a number of reasons, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events. For these reasons, we expect to continue to record net losses for the next several years and we may not be able to achieve or maintain positive cash flow from operations or profitability.

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

Any significant disruption in service caused by our websites, our computer systems or our third party storage and system providers could damage our reputation and result in a loss of customers, which would harm our business, financial condition, and operating results.

Our brand, reputation, and ability to attract, retain and serve our customers are dependent upon the reliable performance of our websites, network infrastructure and payment systems, and our customers’ ability to readily access their stored files. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down our websites’ performance and our customers’ ability to access their stored files, or made our websites and infrastructure inaccessible, and we may experience interruptions in the future. In addition, while we operate and maintain the primary elements of our websites and network infrastructure, some elements of this complex system are operated by third parties that we do not control and that would require significant time to replace. We expect this dependence on third parties to increase. In particular, portions of our solution are hosted by Amazon Web Services and Google Cloud Storage, which provide us with computing and storage capacity pursuant to agreements that continue until terminated by either party. Interruptions in our systems or the third-party systems on which we rely, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our websites and infrastructure and prevent us from being able to continuously back up our customers’ data or our customers from accessing their stored data.

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

Our solutions are used by customers in the health care industry and we must comply with numerous federal and state laws related to patient privacy in connection with providing our solutions to these customers.

Our solutions are used by customers in the health care industry and we must comply with numerous federal and state laws related to patient privacy in connection with providing our solutions to these customers. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH, include privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards. Because our solutions may backup individually identifiable health information for our customers, our customers are mandated by HIPAA to enter into written agreements with us—known as business associate agreements—that require us to safeguard individually identifiable health information. Business associate agreements typically include:

•	a description of our permitted uses of individually identifiable health information;

•	a covenant not to disclose that information except as permitted under the agreement and to make our subcontractors, if any, subject to the same restrictions;

•	assurances that appropriate administrative, physical, and technical safeguards are in place to prevent misuse of that information;

•	an obligation to report to our customers any use or disclosure of that information other than as provided for in the agreement;

•	a prohibition against our use or disclosure of that information if a similar use or disclosure by our customers would violate the HIPAA standards;

•	the ability of our customers to terminate their subscription to our solution if we breach a material term of the business associate agreement and are unable to cure the breach;

•	the requirement to return or destroy all individually identifiable health information at the end of the customer’s subscription; and

•	access by the Department of Health and Human Services to our internal practices, books, and records to validate that we are safeguarding individually identifiable health information.

We may not be able to adequately address the business risks created by HIPAA or HITECH implementation or comply with our obligations under our business associate agreements. Furthermore, we are unable to predict what changes to HIPAA, HITECH or other laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance. Failure by us to comply with any of the federal and state standards regarding patient privacy may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties, which could have an adverse effect on our business, financial condition, and operating results.

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

In August 2010, Oasis Research, LLC, or Oasis Research, filed a lawsuit against us and several of our competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our cloud backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research sought an award for damages in an unspecified amount. A trial was held in March 2013 and a jury verdict was returned against Oasis Research that found all of the asserted patents invalid. The court has not yet entered a judgment against Oasis Research and the parties are awaiting decision on certain post-trial motions. We are not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time. However, any litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending this lawsuit or its resolution will not have a material adverse impact on our business, operations, financial condition, or cash flows.

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

If our existing stockholders sell, or indicate an intent to sell, a substantial number of shares of our common stock in the public market, the trading price of our common stock could decline significantly. Two of our largest shareholders are venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of their funds, their decision to sell or hold our common stock may be based not only on the underlying investment merits of our securities but also on the requirements of their internal fund structure. Additionally, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates beneficially own approximately 14.5 million shares of our common stock, which represents 53.2% of our issued and outstanding shares of common stock as of September 30, 2013. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On August 10, 2011, our registration statement on Form S-1 (File No. 333-174139) was declared effective for our initial public offering.

The net proceeds to us from our initial public offering have been invested in money market funds and U.S. agency and treasury securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of Carbonite, Inc.

3.2(2)	Amended and Restated By-Laws of Carbonite, Inc.

10.1(3)	Third Amendment to the Loan and Security Agreement with Comerica Bank, dated as of September 30, 2013.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.1 to Registrant Form 10-Q for the quarterly period ended September 30, 2011 filed with the Securities and Exchange Commission on November 10, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 13, 2011, and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2013, and incorporated herein by reference.
*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated: November 5, 2013	By:	/s/ David Friend
David Friend
Chief Executive Officer

Dated: November 5, 2013	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer