Form 10-K
period 2013-12-31
Carbonite Inc
filed 2014-03-05
CIK 1340127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $184,341,431.

As of February 28, 2014, there were 26,552,746 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARBONITE, INC.

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the Annual Report), including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential,” and similar expressions, as well as the negatives thereof, as they relate to us, our business, our management, and our industry, are intended to identify forward-looking statements. In light of risks and uncertainties discussed in this Annual Report, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Important factors that could cause such differences include, but are not limited to:

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

Unless otherwise indicated, information contained in this Annual Report concerning our industry and the market in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on such data, and on our knowledge of the markets for our solutions. Such data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate, whether made by us or by third parties, are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates made by independent parties and by us.

ITEM 1.	BUSINESS

Overview

Carbonite, Inc. (together with its subsidiaries, Carbonite, the Company, our, we, or us) provides easy-to-use, affordable, and secure cloud backup solutions with anytime, anywhere access to files stored on our servers.

Carbonite was incorporated on February 10, 2005 and is a Delaware corporation. We founded Carbonite on one simple idea: all computers need to be backed up, and in this always-connected and highly-mobile world, cloud backup is the ideal approach. Our “set and forget” automated solution requires little effort and protects our customers’ stored files even if their computers are lost, stolen, or destroyed.

While we historically focused on the consumer market for our solutions, we have more recently shifted our attention to the small business market. In October 2012, we acquired Zmanda Inc. and believe this acquisition has enhanced our small business solutions with the ability to backup databases and file systems to the cloud enabling small businesses to obtain all of their backup solutions from one vendor. We offer pricing packages for our Carbonite Pro and Carbonite Server solutions based on the total amount of data stored rather than the number of computers generating this data.

As of December 31, 2013, we had subscribers in more than 100 countries, with subscribers based in the U.S. representing approximately 94% of our total revenue for each of 2013, 2012, and 2011.

We have developed a highly predictable subscription revenue model, with a consistently strong customer retention rate and a scalable infrastructure to support our growth. We generated revenue of $107.2 million in 2013. We continue to invest in customer acquisition, and as a result we recorded a net loss of $10.6 million in 2013. Our bookings have grown from $32.9 million in 2009 to $116.0 million in 2013. For a reconciliation of bookings to revenue for the last five years, see “Selected Consolidated Financial and Other Data.”

Industry Trends

Cloud backup is gaining increasing acceptance as the best way to store copies of valuable data off-premise, where they are safe from equipment failure, theft, loss, viruses, and accidental deletion.

Several trends are helping to fuel the growth of the cloud backup industry:

Rapid growth in unprotected data drives demand for backup services. According to IDC, an independent research firm, the proportion of information in the digital universe that requires data protection is growing faster than the digital universe itself. By 2020, the digital universe is expected to grow to 40 trillion gigabytes and, from 2013 to 2020, the digital universe will about double every two years, according to IDC. Further, while less than a third of the digital universe required data protection in 2010, that proportion is expected to exceed 40% by 2020. According to IDC, only about half the information that should be protected from loss is currently protected.1

Small business spending increases for data storage. We expect that increasing interest in leveraging cloud infrastructure will drive increased spending on cloud-based solutions like ours. According to IDC, small business

[1]	IDC, The Digital Universe Study, Sponsored by EMC, December 2012.

spending on data systems and storage will increase by 3.2% in 2014. IDC also predicts that cloud adoption will continue to climb such that by the end of 2014, one-third of small businesses will use cloud services with the growing share of small business servers residing in the cloud over the next two years.2

Your life is on your computer. Computers have transformed the way people work, communicate, and lead their daily personal and professional lives. People store a plethora of information on their computers and tablets, from financial records, correspondence, passwords, work files, and tax returns to music and photos. These files could be permanently destroyed due to equipment failure, theft, loss, viruses, and accidental deletions. Often these files are accumulated over time and are irreplaceable, making their loss devastating for the owner.

Increase demand for anytime, anywhere access. IDC predicts worldwide PC shipments to decline by 3.8% in 2014 before turning slightly positive in the longer term.3 While this limited interest in PCs has led to little indication of positive growth beyond replacement of existing systems, the popularity of tablet use is growing. This is driving the demand for instant access to information regardless of a user’s location. According to IDC, worldwide tablet shipments totaled 217.1 million units in 2013, an increase from 144.2 million units in 2012, for a year-over-year growth rate of 50.6%.4 According to IDC, a broader number of small business employees are using tablets in a work context, specifically utilizing cloud storage as a way to access data anywhere.5

Plummeting storage and bandwidth costs. The cost of providing cloud backup is highly dependent on the cost of storage and bandwidth. According to IDC, between 2012 and 2020, the cost per gigabyte (GB) is expected to drop from $2.00 to $0.20.6 In 2005, the average wholesale cost of bandwidth was approximately $75 per megabits per second (Mbps) as compared to $5 per Mbps in 2010, according to an August 2010 study done by DrPeering International. This study projects that the wholesale cost of bandwidth will further decline to approximately $0.94 per Mbps in 2014.7

There are multiple alternatives currently available for backing up data, such as external hard disk drives, flash memory drives, CDs, DVDs, and tape backup drives. However, these traditional alternatives are limited by drive capacity, cumbersome to scale, prone to failure, not secure, and not accessible from a remote location. Traditional hardware solutions for storing data have the following limitations:

Limitation	Key Problems
Limited Capacity	• Users must select which files to back up • Cumbersome to add incremental capacity

Susceptible to failure	• Unable to protect files in the event of equipment failure, theft, loss, viruses, and accidental deletions

Overly complex	• Time consuming and labor intensive to manually manage backup • Confusing software and processes

Lack of mobile access	• Do not provide anytime, anywhere access from computers, smartphones, tablets, and other mobile devices

[2]	IDC, Worldwide SMB 2014 Top 10 Predictions: SMB Productivity Push will Drive Cloud and Mobility Interest, Doc #246667, February 2014.
[3]	IDC, IDC Forecasts PC Shipments to Fall by Double Digits In 2013; Volumes Are Expected To Stabilize Above 300 Million Units per Year, But With No Significant Recovery, December 2013.
[4]	IDC, A Strong Holiday Quarter for the Worldwide Tablet Market, But Signs of Slower Growth Are Clear, According to IDC, January 2014.
[5]	IDC, U.S. SMB Cloud Backup and File Sharing Adoption: How Tablet BYOD Trends are Driving Transformation, Doc #240369, March 2013.
[6]	IDC, The Digital Universe Study, Sponsored by EMC, December 2012.
[7]	DrPeering International: Internet Transit Prices—Historical and Projected, August 2010.

As a result of these limitations, small businesses and consumers are increasingly searching for simple, affordable solutions that provide reliable and secure cloud backup and anytime, anywhere access to their stored files. We believe that cloud backup effectively addresses the limitations of traditional solutions and will be the predominant backup solution in the future.

Our Solution

We believe that our customers buy our cloud backup solutions because they are easy to use, affordable, and secure, and provide anytime, anywhere access to their stored files. We make it easy for customers to restore their files and we provide high quality customer support to those customers who need assistance.

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

Anytime, anywhere access. We enable customers to access stored files from Carbonite servers anytime, anywhere using a web browser or from any internet-connected device using one of our free iPad, iPhone, or Android apps. Customers can browse their photos, play music and videos, and view documents, spreadsheets and presentations. Unlike traditional remote desktop applications, we allow our customers to access their stored files even if their computers are turned off, lost, stolen, or destroyed.

Affordability. We believe that we were one of the first companies to offer unlimited cloud backup for a fixed price. Our Carbonite Personal Basic subscription costs $59.99 for one year, with discounts for multi-year plans. Our small business solutions allow for an unlimited number of computers, external hard drives, and NAS devices with tiered pricing based on the total amount of data backed up.

Security. We encrypt all customer files before they are transmitted to our data centers, guarding against unauthorized access to stored files and ensuring a high level of data security. In addition, we employ state-of-the-art data center security measures intended to prevent intrusions.

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

Scale. We believe that our large scale infrastructure, built over the last nine years, enables us to store additional files at lower incremental cost than our smaller competitors. In addition, we are able to purchase national advertising at advantageous rates, access advertising opportunities that may be unavailable to smaller businesses, and take advantage of sophisticated analytical marketing systems.

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

Significant intellectual property portfolio. We have a significant intellectual property portfolio relating to our cloud backup solutions. CARBONITE is a registered trademark in the U.S. and in over 30 other countries, including countries in the European Union. Carbonite also has additional registrations and/or pending applications for additional marks in the U.S. and/or other countries, including but not limited to “Carbonite The Better Backup Plan” Logo, Green Dot Logo, “Back it up. Get it back”, “Because Your Life is On Your Computer”, Carbonite and the Green Dot Logo, Carbonite Lock Logo and Chinese character representations for Carbonite. In addition, we have four issued patents and 18 pending patent applications in the U.S. and internationally that cover both our technical infrastructure and our key usability and design concepts.

Our Offerings

We intend to be a leading provider of business continuity for small businesses by keeping them up and running and introducing new solutions with this focus. Currently we offer backup solutions to our customers with anytime, anywhere access to their stored files. We charge consumers a flat fee for one year of unlimited cloud backup at three different service levels, each with discounts for multi-year subscriptions. We offer small business customers cloud backup for an unlimited number of computers for an annual flat fee based on the total amount of data backed up, with the option to purchase additional incremental storage capacity. For small business customers with servers, we offer cloud backup for an unlimited number of servers for a flat annual fee based on the total amount of data backed up, with the option to purchase additional incremental storage capacity. Our server solutions also offers advanced management capabilities including scheduling, retention, bandwidth and compression settings, and detailed monitoring and reporting via a personalized server dashboard.

The following table sets forth key features of our Carbonite Personal Basic, Carbonite Personal Plus, and Carbonite Personal Prime consumer offerings:

	Carbonite Personal Basic	Carbonite Personal Plus	Carbonite Personal Prime
Coverage	One Computer	One computer plus one external hard drive for backup	One computer plus one external hard drive for backup
Supported operating systems	Windows and Mac	Windows	Windows
Pricing	$59.99/year; unlimited storage	$99.99/year; unlimited storage	$149.99/year; unlimited storage
Subscription Period	Annual or multi-year	Annual or multi-year	Annual or multi-year
Customer support	U.S.-based telephone, live chat, and email	U.S.-based telephone, live chat, and email	U.S.-based telephone, live chat, and email
Sync & Share	Access, edit and share your backed-up files from any of your devices (computer and select tablet and mobile devices)	Access, edit and share your backed-up files from any of your devices (computer and select tablet and mobile devices)	Access, edit and share your backed-up files from any of your devices (computer and select tablet and mobile devices)
Features	Automatic and continuous backup to the cloud, state-of-the-art security and file encryption.	Automatic and continuous backup to the cloud, state-of-the-art security and file encryption.	Automatic and continuous backup to the cloud, state-of-the-art security and file encryption.

The following table sets forth key features of our Carbonite Pro Basic, Carbonite Pro Plus, and Carbonite Pro Prime small business offerings:

	Carbonite Pro Basic	Carbonite Pro Plus	Carbonite Pro Prime
Coverage	Unlimited computers, external hard drives and NAS devices	Unlimited computers, external hard drives, NAS devices and Windows file servers	Unlimited computers, external hard drives, NAS devices and Windows file servers
Supported operating systems	Windows and Mac	Windows and Windows Server	Windows and Windows Server
Pricing	$269.99/year; 250 GB of backup storage space	$499.99/year; 250 GB of backup storage space	$599.99/year; 500 GB of backup storage space
Subscription Period	Annual or multi-year	Annual or multi-year	Annual or multi-year
Customer support	U.S.-based telephone, live chat, and email	U.S.-based telephone, live chat, and email	U.S.-based telephone, live chat, and email
Remote file access	Anytime, anywhere using a web browser	Anytime, anywhere using a web browser	Anytime, anywhere using a web browser
Sync & Share	Access, edit and share your backed-up files from any of your devices (computer and select tablet and mobile devices)	Access, edit and share your backed-up files from any of your devices (computer and select tablet and mobile devices)	Access, edit and share your backed-up files from any of your devices (computer and select tablet and mobile devices)
Features	Automatic and continuous backup to the cloud, state-of-the-art security and file encryption, recovery.	Automatic and continuous backup to the cloud, state-of-the-art security and file encryption, recovery.	Automatic and continuous backup to the cloud, state-of-the-art security and file encryption, recovery.

The following table sets forth key features of our Carbonite Server Basic, Carbonite Server Plus, and Carbonite Server Pro Bundle solutions:

	Carbonite Server Basic	Carbonite Server Plus	Carbonite Server Pro Bundle
Coverage	Unlimited servers	Unlimited servers	Unlimited servers
Supported operating systems	Windows NTFS and ReFS file systems; Microsoft SQL Server 2000, 2005, 2008 and 2012; Microsoft Exchange Server 2003, 2007, 2010 and 2013; Microsoft SharePoint Server 2007, 2010, 2013 and WSS 3.0; Windows System State; MySQL Server 5.0 and above; Oracle Server 11i, 11g and above; Hyper-V (Windows Server 2008 and 2012, and Windows 8)	Windows NTFS and ReFS file systems; Microsoft SQL Server 2000, 2005, 2008 and 2012; Microsoft Exchange Server 2003, 2007, 2010 and 2013; Microsoft SharePoint Server 2007, 2010, 2013 and WSS 3.0; Windows System State; MySQL Server 5.0 and above; Oracle Server 11i, 11g and above; Hyper-V (Windows Server 2008 and 2012, and Windows 8)	All servers to the left, plus Windows XP SP3, Vista, 7, and 8; Mac OS X 10.5, 10.6, 10.7, 10.8 and 10.9; Windows Server 2003, 2008, 2011 and 2012
Pricing	$799.99/year; 250 GB of cloud storage	$899.99/year; 500 GB of cloud storage	$999.99/year; 500 GB of cloud storage
Subscription Period	Annual or multi-year	Annual or multi-year	Annual or multi-year
Customer support	U.S.-based telephone, live chat, and email	U.S.-based telephone, live chat, and email	U.S.-based telephone, live chat, and email

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

We invest heavily in the development of our technologies. In 2013, 2012 and 2011, we spent $20.9 million, $19.9 million and $16.5 million, respectively, on research and development. Our proprietary technologies are fundamental to our value proposition as they enable us to deliver the following benefits:

Scalability. We add storage capacity at the rate of approximately one petabyte every two weeks. CCS allows us to automatically balance processing and storage capacity across our large and expanding server network. CFS allows us to easily add storage capacity across multiple physical locations by automatically integrating new storage servers into our existing infrastructure.

Reliability. We designed CCS and CFS to eliminate single points of failure. The modular design of these components uses well-defined protocols intended to ensure that customer stored files are accurate and free from errors. CFS provides proprietary disk error detection for errors that can occur over years of storage. Our software also incorporates checks and balances to verify data integrity.

Cost effectiveness. Storage cost is the biggest component of our cost of revenue. CCS enables us to dynamically load balance among servers to allow higher overall utilization. CFS enables us to reduce storage costs by utilizing almost every block of physical disk space to store customer files. We can choose the most cost-effective hardware solutions for our data centers because CFS allows us to operate in a heterogeneous hardware environment.

Marketing and Sales

Our marketing and sales efforts are focused on three primary goals: building brand awareness, acquiring customers at a low cost, and retaining existing customers. Our advertising reinforces our brand image by emphasizing ease of use, affordability, security, reliability, and anytime, anywhere access to stored files. We use television and radio advertising, online display advertising, print advertising, paid search, direct marketing, and affiliate and reseller marketing. Our public relations efforts include engaging the traditional press, new media, and social networks. Our distribution strategy is designed to sell large volumes of our solutions through our sales channel relationships including resellers.

Marketing. Most of our revenue is from consumers who sign up for Carbonite backup on our website in response to our direct marketing campaigns. Our marketing efforts are designed to attract prospective customers, both consumer and small business, to our website and enroll them as paying customers, either through free trials or communication of the benefits of our solutions to the small business market.

Channel distribution. In order to further penetrate the extensive and diverse population of small businesses, we have and will continue to invest in our sales channel relationships. Our network of sales channel relationships includes distributors, resellers and retailers and is designed to sell large volumes of our relatively low-priced solutions to small business customers.

Retention. Our customer retention efforts are focused on establishing and maintaining long-term relationships with our customers by delivering a compelling customer experience and superior value, communicating regularly with customers through email, on-site messaging, and other media, and creating positive interactions with our customer support team. We monitor developing trends in subscription durations, renewals, and customer satisfaction to maximize our customer retention. We offer incentives to customers to purchase multi-year subscriptions, which we believe helps to increase our customer retention. As of December 31, 2013, 2012 and 2011, 28%, 29%, and 30%, respectively, of our customers had multi-year subscriptions.

Intellectual Property

We believe that the strength of our brand and the functionality of our software help differentiate us from our competitors. As such, our success depends upon our ability to protect our technologies and intellectual property, including our proprietary server software, which allows us to move and store vast amounts of customer data. To protect our intellectual property, we rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions. CARBONITE is a registered trademark in the U.S. and in over 30 other countries, including countries in the European Union. Carbonite also has additional registrations and/or pending applications for additional marks in the U.S. and/or other countries, including but not limited to “Carbonite The Better Backup Plan”, Green Dot Logo, “Back it up. Get it back”, “Because Your Life is On Your Computer” Logo, Carbonite and the Green Dot Logo, Carbonite Lock Logo and Chinese character representations for Carbonite. In addition, we have four issued patents, expiring at various times between 2029 and 2030, and 18 pending patent applications in the U.S. and internationally that cover both our technical infrastructure and our key usability and design concepts.

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

Competition

The market for cloud backup solutions is competitive and rapidly changing. We compete with both cloud backup providers and providers of traditional hardware-based backup systems. Our solutions compete with offerings from Mozy, Symantec, Code 42, and Infrascale, among others. In addition, certain of our features, including our mobile backup and remote access service compete with current or potential services offered by Apple, Google, Microsoft, and Amazon, and features such as the ability to share data with third parties compete with DropBox, SugarSync, and Box, among others.

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

We believe that the key competitive factors in the consumer and small business backup industry include:

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

Employees

As of December 31, 2013, we had 421 full-time and 13 part-time employees. Of our full-time employees, 245 were in operations and support, 49 were in sales and marketing, 93 were in research and development, and 33 were in general and administrative functions. None of our employees are covered by collective bargaining agreements.

Subsequent Events

On February 10, 2014, David Friend, our founder, chairman, president, and chief executive officer informed our board of directors that he would resign as our president and chief executive officer effective upon his successor being named. Effective upon such resignation, Mr. Friend will become executive chairman of our board of directors and will continue to advise Carbonite on key strategic issues. Our board of directors has engaged a search firm to conduct a search for a new president and chief executive officer to lead Carbonite.

Available Information

We file reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings required by the SEC. We make available on our website (www.carbonite.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These materials are available free of charge on or through our website via the Investor Relations page at www.carbonite.com. References to our website address in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this Annual Report or incorporated in this Annual Report by reference.

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

Risks Related to Our Business

We have experienced periods of losses and negative cash flow since our inception, and we may not be able to sustain profitability or positive cash flow in the future.

We experienced net losses of $23.5 million for 2011, $18.9 million for 2012, and $10.6 million for 2013, and have an accumulated deficit of $130.0 million as of December 31, 2013. We do not expect to be profitable for the foreseeable future. We expect to develop and expand our business by continuing to make significant investments, including for customer acquisition, advertising, technology infrastructure, storage capacity, product development, and international expansion, in an effort to increase and service our customer base. We also expect that our quarterly results may fluctuate due to a variety of factors described elsewhere in this Annual Report on Form 10-K, including the timing and amount of our advertising investments, expenditures related to the development of technologies and solutions, and to defend intellectual property infringement and other claims. In addition, as a public company, we incur significant legal, accounting, and other expenses, including increased costs for director and officer liability insurance that we did not incur as a private company. We may also incur increased losses and negative cash flow in the future for a number of reasons, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events. For these reasons, we expect to continue to record net losses for the next several years and we may not be able to achieve or maintain positive cash flow from operations or profitability.

Any significant disruption in our service or loss or misuse of our customers’ data could damage our reputation and harm our business and operating results.

Our brand, reputation, and ability to attract, retain, and serve our customers are dependent upon the reliable performance of our service and our customers’ ability to readily access their stored files. Our customers rely on our cloud backup solution to store digital copies of their valuable data files, including financial records, business information, photos, and other personally meaningful content. Our data centers are vulnerable to damage or interruption from human error, intentional bad acts, computer viruses or hackers, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could limit our customers’ ability to access their files and could prevent us from being able to continuously back up our customers’ files. Prolonged delays or unforeseen difficulties in connection with adding storage capacity or upgrading our network architecture when required may cause our service quality to suffer. A breach of our network security and systems could also cause the loss or public disclosure of, or access by third parties to, customer stored files. Any event that significantly disrupts our service or exposes customer stored files to misuse could damage our reputation and harm our business and operating results, including reducing our revenue, causing us to issue credits to customers, subjecting us to potential liability, harming our renewal rates, or increasing our cost of acquiring new customers.

The market for cloud backup solutions is competitive, and if we do not compete effectively, our operating results could be harmed.

The market for cloud backup solutions is competitive and rapidly changing. We compete with both cloud backup providers and providers of traditional hardware-based backup systems. Our solutions compete with offerings from Mozy, Symantec, Code 42, and Infrascale, among others. In addition, certain of our features, including our mobile backup and remote access service compete with current or potential services offered by Apple, Google, Microsoft, and Amazon, and features such as the ability to share data with third parties compete with DropBox, SugarSync, and Box, among others.

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

We have been in existence since 2005, and our revenue has grown rapidly from $19.1 million in 2009 to $107.2 million in 2013, representing a compound annual growth rate of 54% over that period. We do not expect that this growth rate will continue in future periods and you should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. In addition, because we recognize revenue from customers over the terms of their subscriptions, a large portion of our revenue for each quarter reflects deferred revenue from subscriptions entered into during previous quarters, and downturns or upturns in subscription sales or renewals may not be reflected in our operating results until later periods. We may not achieve sufficient revenue to achieve or maintain positive cash flow from operations or profitability, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. If we do not manage these risks successfully, our business will be harmed. If our future growth fails to meet investor or analyst expectations, it could have a negative effect on our stock price. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and operating results.

A decline in demand for our solutions or for cloud backup solutions in general could cause our revenue to decline.

We derive, and expect to continue to derive, substantially all of our revenue from the sale of our cloud backup solutions, a rapidly changing market. Changes in customer preferences for cloud backup solutions may have a disproportionately greater impact on us than if we offered multiple products and services. The market for cloud backup solutions is subject to rapidly changing customer demand and trends in preferences. Some of the potential factors that could affect interest in and demand for cloud backup solutions include:

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

We generate substantially all of our revenue from the sale of subscriptions to our solutions. In order to grow, we must continue to attract a large number of customers on a cost-effective basis, many of whom have not previously used cloud backup solutions. We use and periodically adjust a diverse mix of advertising and marketing programs to promote our solutions. Significant increases in the pricing of one or more of our advertising channels would increase our advertising costs or cause us to choose less expensive and perhaps less effective channels. As we add to or change the mix of our advertising and marketing strategies, we intend to expand into channels with significantly higher costs than our current programs, which could adversely affect our operating results. We may incur advertising and marketing expenses significantly in advance of the time we anticipate recognizing any revenue generated by such expenses, and we may only at a later date, or never, experience an increase in revenue or brand awareness as a result of such expenditures. We have made in the past, and may make in the future, significant investments to test new advertising, and there can be no assurance that any such investments will lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective advertising programs, our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our operating results may suffer.

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

Any significant disruption in service on our websites, in our computer systems, or caused by our third party storage and system providers could damage our reputation and result in a loss of customers, which would harm our business, financial condition, and operating results.

Our brand, reputation, and ability to attract, retain and serve our customers are dependent upon the reliable performance of our websites, network infrastructure and payment systems, and our customers’ ability to readily access their stored files. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down our websites’ performance and our customers’ ability to access their stored files, or made our websites and infrastructure inaccessible, and we may experience interruptions in the future. In addition, while we operate and maintain the primary elements of our websites and network infrastructure, some elements of this complex system are operated by third parties that we do not control and that would require significant time to replace. We expect this dependence on third parties to increase. In particular, portions of our solution are hosted by Amazon Web Services and Google Cloud Storage, which provides us with computing and storage capacity pursuant to agreements that continue until terminated upon written notice by either party. Interruptions in our systems or the third-party systems on which we rely, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our websites and infrastructure and prevent us from being able to continuously back up our customers’ data or our customers from accessing their stored data.

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

Many of our servers are hosted by our own network servers, which are located in data center facilities operated by third parties. While we control and have access to these servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. Our data center leases expire at various times in 2015, 2016, and 2018 with rights of extension, and a separate data center hosting arrangement is cancellable by us upon 120 days’ notice. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer our servers to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

If the security of customer confidential information stored in our systems is breached or their stored files are otherwise subjected to unauthorized access, our reputation and business may be harmed, and we may be exposed to liability.

Our customers rely on our online system to store digital copies of their files, including financial records, business information, photos, and other personally meaningful content. We also store credit card information and other personal information about our customers. A breach of our network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, customer stored files could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of customers to provide us with their credit card or payment information, an unwillingness of our customers to use our solutions, harm to our reputation and brand, loss of our ability to accept and process customer credit card orders, and time-consuming and expensive litigation. Third parties may be able to circumvent our security by deploying viruses, worms, and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks and we may not immediately discover these attacks or attempted infiltrations. Further, outside parties may attempt to fraudulently induce our employees, consultants, or affiliates to disclose sensitive information in order to gain access to our information or our customers’ information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world. As a result, we may be unable to proactively address these techniques or to implement adequate preventative or reactionary measures. In addition, employee or consultant error, malfeasance, or other errors in the storage, use, or transmission of personal information could result in a breach of customer or employee privacy. We maintain insurance coverage to mitigate the potential financial impact of these risks; however, our insurance may not cover all such events or may be insufficient to compensate us for the potentially significant losses, including the potential damage to the future growth of our business, that may result from the breach of customer or employee privacy.

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

Our solutions are used by customers in the health care industry and we must comply with numerous federal and state laws related to patient privacy in connection with providing our solutions to these customers. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the 2009 Health Information Technology for Economic and Clinical Health Act, or HITECH, include privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards. Because our solutions may backup individually identifiable health information for our customers, our customers are mandated by HIPAA to enter into written agreements with us—known as business associate agreements—that require us to safeguard individually identifiable health information. Business associate agreements typically include:

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

The cloud backup market is characterized by rapid technological change and frequent new product and service introductions. Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing solutions, introduce new features and products, and sell into new markets. Customers may require features and capabilities that our current solutions do not have. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and decrease demand for our solutions, and may adversely impact our operating results.

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

We are currently involved in a search for a new chief executive officer and if this search is delayed, or if the new chief executive officer is not successfully integrated, our business could be negatively impacted.

On February 10, 2014, David Friend, our founder, chairman, president, and chief executive officer informed our board of directors that he would resign as our president and chief executive officer effective upon his successor being named and thereafter become executive chairman of our board of directors. Our board of directors has engaged a search firm to conduct a search for a new president and chief executive officer to lead Carbonite. To the extent that (i) there is a delay in selecting Mr. Friend’s successor, (ii) Mr. Friend chooses to not continue as our president and chief executive officer until his successor is appointed, or (iii) Mr. Friend’s successor is not successfully integrated, our business could be negatively impacted.

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

Primarily due to the nature of our services, we do not believe that we are required to collect sales or other related taxes from our customers in certain states or countries. However, one or more states or countries may seek to impose sales or other tax collection obligations on us, including for past sales by us or our resellers and other partners. A successful assertion that we should have been or should be collecting sales or other taxes on our services could result in substantial tax liabilities for past sales, discourage customers from purchasing our services, or otherwise harm our business and operating results.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2013, we had federal, state, and foreign net operating loss carryforwards, or NOLs, of $123.6 million, $99.7 million, and $1.8 million, respectively, available to offset future taxable income, which expire in various years through 2034 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. Based upon our analysis as of December 31, 2013, there was no ownership change experienced during 2013. If changes in our ownership occur in the future, our ability to use NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results and the market price of our common stock.

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

Our future success and competitive position depend in large part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. CARBONITE is a registered trademark in the U.S. and in over 30 other countries, including countries in the European Union. Carbonite also has additional registrations and/or pending applications for additional marks in the U.S. and/or other countries, including but not limited to “Carbonite The Better Backup Plan”, Green Dot Logo, “Back it up. Get it back”, “Because Your Life is On Your Computer” Logo, Carbonite and the Green Dot Logo, Carbonite Lock Logo and Chinese character representations for Carbonite. We cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We currently have four issued patents and 18 pending patent applications in the U.S. and internationally. We cannot assure you that any patents will issue from any such patent applications, that patents that issue from such applications will give us the protection that we seek, or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.

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

We have registered domain names for websites, or URLs, that we use in our business, such as www.carbonite.com. If we are unable to maintain our rights in these domain names, our competitors or other third parties could capitalize on our brand recognition by using these domain names for their own benefit. In addition, although we own the Carbonite domain name under various global top level domains such as .com and .net, as well as under various country-specific domains, we might not be able to, or may choose not to, acquire or maintain other country-specific versions of the Carbonite domain name or other potentially similar URLs. Domain names similar to ours have already been registered in the U.S. and elsewhere, and our competitors or other third parties could capitalize on our brand recognition by using domain names similar to ours. The regulation of domain names in the U.S. and elsewhere is generally conducted by internet regulatory bodies and is subject to change. If we lose the ability to use a domain name in a particular country, we may be forced to either incur significant additional expenses to market our solutions within that country, including the development of a new brand and the creation of new promotional materials, or elect not to sell our solutions in that country. Either result could substantially harm our business and operating results. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the name Carbonite in all of the countries in which we currently conduct or intend to conduct business. Further, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies among jurisdictions and is unclear in some jurisdictions. We may be unable to prevent third parties from acquiring and using domain names that infringe, are similar to, or otherwise decrease the value of, our brand or our trademarks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs, divert management attention, and may not be decided favorably to us.

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

Although we currently anticipate that our available funds and bank line of credit will be sufficient to meet our cash needs for at least the next 12 months, we may require additional financing in the future. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. If we need to raise additional funds, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

If our existing stockholders sell, or indicate an intent to sell, a substantial number of shares of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock is held by our directors, executive officers, and holders of more than 5% of our common stock, or their respective affiliates. Two of our largest shareholders are venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of their funds, their decision to sell or hold our common stock may be based not only on the underlying investment merits of our securities but also on the requirements of their internal fund structure. Additionally, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates beneficially own approximately 18.0 million shares of our common stock, which represents 68% of our issued and outstanding shares of common stock as of December 31, 2013. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

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

Our principal executive offices are located in Boston, Massachusetts, in a 39,775 square-foot facility, under a lease expiring on December 31, 2016. We also have a 22,592 square foot customer support facility in Lewiston, Maine under a lease expiring on June 1, 2016. We also maintain a small office in Sunnyvale, California.

Our data centers are located at two facilities in Massachusetts and two facilities in Arizona. Our Wakefield, Massachusetts and two Arizona data center leases expire between September 2015 and April 2018 and our Somerville, Massachusetts separate data hosting arrangement is cancellable by us upon 120 days’ notice.

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

While we intend to defend ourselves and prosecute our counterclaims vigorously, any litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending these lawsuits or their resolution will not have a material adverse impact on our business, operations, financial condition, or cash flows. In addition to this lawsuit, from time to time, we have been and may become involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we are not presently involved in any other legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market under the symbol “CARB.” The following table shows the high and low sale prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated:

	2013		2012
	High	Low	High	Low
First Quarter	$11.03	$9.12	$11.69	$7.90
Second Quarter	$13.50	$9.54	$11.70	$6.74
Third Quarter	$16.50	$12.15	$10.14	$5.78
Fourth Quarter	$16.02	$10.11	$10.12	$5.75

On February 28, 2014, the closing price as reported on The NASDAQ Global Market, of our common stock was $10.16 per share. As of February 28, 2014, we had approximately 45 holders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street” name accounts through brokers.

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

Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock for the period from August 11, 2011, the date our common stock commenced trading on The NASDAQ Global Market, through December 31, 2013, against the cumulative total return of The NASDAQ Composite Index and The NASDAQ-100 Technology Sector Index.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the twelve months ended December 31, 2013.

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

As a result of the offering, including the underwriters’ option to purchase additional shares, we received net proceeds of $55.6 million, after deducting total expenses of $7.4 million, consisting of underwriting discounts and commissions of $4.4 million and offering-related expenses of $3.0 million. None of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates, to a person owning 10% or more of our common stock, or to any of our affiliates.

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

The consolidated statements of operations data for the years ended December 31, 2013, 2012, and 2011 and the consolidated balance sheets data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheets data as of December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share data)
Consolidated statements of operations data:
Revenue	$107,194	$84,043	$60,512	$38,563	$19,114
Cost of revenue (1)	34,881	29,060	23,202	16,284	8,954

Gross profit	72,313	54,983	37,310	22,279	10,160
Operating expenses (1):
Research and development	20,919	19,925	16,511	10,868	6,210
General and administrative	14,275	9,928	6,631	4,209	2,485
Sales and marketing	47,349	42,719	37,722	33,098	21,067
Restructuring charges	322	1,345	—	—	—

Total operating expenses	82,865	73,917	60,864	48,175	29,762

Loss from operations	(10,552)	(18,934)	(23,554)	(25,896)	(19,602)
Interest and other income (expense), net	2	38	41	133	377

Loss before income taxes	(10,550)	(18,896)	(23,513)	(25,763)	(19,225)
Provision for income taxes	(55)	(40)	(23)	—	—

Net loss	(10,605)	(18,936)	(23,536)	(25,763)	(19,225)

Accretion of redeemable convertible preferred stock	—	—	(128)	(210)	(210)

Net loss attributable to common stockholders	$(10,605)	$(18,936)	$(23,664)	$(25,973)	$(19,435)

Basic and diluted net loss per share attributable to common stockholders	$(0.41)	$(0.74)	$(1.84)	$(5.90)	$(4.78)

Weighted-average number of common shares used in computing basic and diluted net loss per share	26,166,554	25,503,068	12,841,233	4,399,137	4,065,230

(1)	Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of revenue	$508	$440	$207	$45	$35
Research and development	955	1,199	511	171	88
General and administrative	2,250	1,579	346	227	188
Sales and marketing	1,064	913	381	99	79

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated balance sheet data:
Cash	$50,392	$40,341	$59,842	$13,855	$28,276
Working capital (deficit)	(11,080)	(11,685)	18,838	(12,381)	12,595
Total assets	109,161	100,925	99,606	40,941	46,433
Deferred revenue, including current portion	84,000	75,206	59,696	38,722	23,144
Total liabilities	96,340	86,994	72,004	47,834	29,149
Preferred stock warrant liability	—	—	—	82	18
Redeemable and convertible stock	—	—	—	68,730	67,770
Total stockholders’ equity (deficit)	12,821	13,931	27,602	(75,623)	(50,486)

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except percentage data)
Key metrics:
Total customers (1)	1,513	1,431	1,223	951	590
Annual retention rate (2)	84%	84%	82%	83%	79%
Renewal rate (3)	80%	82%	82%	81%	78%
Bookings (4)	$115,988	$98,488	$80,900	$54,141	$32,857
Free cash flow (5)	$5,974	$(4,065)	$(5,972)	$(12,204)	$(8,045)

(1)	We define total customers as the number of paid Carbonite subscriptions at the end of the relevant period.
(2)	We define annual retention rate as the percentage of customers on the last day of the prior year who remain customers on the last day of the current year.
(3)	We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented.
(4)	We define bookings as revenue recognized during the period plus the change in total deferred revenue (excluding deferred revenue recorded in connection with acquisitions) during the same period.
(5)	We define free cash flow as net cash provided by (used in) operating activities, less capital expenditures, and adjusted for the cash portion of the lease exit charge.

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

Although bookings and free cash flow are frequently used by investors and securities analysts in their evaluations of companies, bookings and free cash flow have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	bookings do not reflect our receipt of payment from subscribers;

•	free cash flow does not reflect our future requirements for contractual commitments to vendors;

•	free cash flow does not reflect the non-cash component of employee compensation or depreciation and amortization of property and equipment; and

•	other companies in our industry may calculate bookings or free cash flow or similarly titled measures differently than we do, limiting their usefulness as comparative measures.

The following tables present reconciliations of our bookings and free cash flow to revenue and cash provided by (used in) operating activities, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Revenue	$107,194	$84,043	$60,512	$38,563	$19,114
Add change in deferred revenue (excluding acquisition)	8,794	14,445	20,388	15,578	13,743

Bookings	$115,988	$98,488	$80,900	$54,141	$32,857

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cash provided by (used in) operating activities	$14,625	$9,195	$7,572	$(1,552)	$(946)
Add cash portion of lease exit charge	1,150	157	—	—	—
Subtract capital expenditures	(9,801)	(13,417)	(13,544)	(10,652)	(7,099)

Free cash flow	$5,974	$(4,065)	$(5,972)	$(12,204)	$(8,045)

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

Overview

We provide easy-to-use, affordable, and secure cloud backup solutions with anytime, anywhere access to files stored on our servers for small businesses and consumers primarily in the U.S.

In 2005, we began development of our cloud backup solution and raised our first capital from investors. We sold the first Carbonite subscription in 2006. In 2010, we introduced our small business solution and expanded our management team to better focus on our small business and consumer markets. We surpassed 100,000 subscribers in 2008, 500,000 subscribers in 2009, and 1,000,000 subscribers in early 2011. As of December 31, 2013, we had subscribers in more than 100 countries, with subscribers based in the U.S. representing approximately 94% of our total revenue for 2013.

In October 2012, we acquired Zmanda, Inc. for $13.4 million, net of cash acquired. We believe that this acquisition has enhanced our small business solutions with the ability to backup databases and file systems to the cloud, and enables small businesses to obtain all of the backup solutions that they need from one vendor.

Our largest expense is advertising for customer acquisition, which is recorded as sales and marketing expense. This is comprised of television and radio advertising, online display advertising, print advertising, paid search, direct marketing, and other expenses. Our total advertising expense in 2013, 2012, and 2011 was $25.2 million, $24.1 million, and $25.1 million, respectively. We generally spend more on advertising in the first and third quarters of each year based on the seasonality of customer purchasing patterns and fluctuations in advertising rates. We currently have a distribution strategy designed to sell large volumes of our solutions through our sales channel relationships including resellers.

As we grow our business we continue to invest in additional storage and infrastructure. Our capital expenditures in 2013, 2012, and 2011 were $9.8 million, $13.4 million, and $13.5 million, respectively.

Our revenue has grown from $60.5 million in 2011 to $84.0 million in 2012 and $107.2 million in 2013. At the same time, our total operating costs have grown from $60.9 million in 2011 to $73.9 million in 2012 and $82.9 million in 2013, principally as a result of our investment in customer acquisition and research and development. We expect to continue to devote substantial resources to customer acquisition, improving our technologies, and expanding our solutions. In addition, we expect to invest heavily in our operations to support anticipated growth and public company reporting and compliance obligations. We defer revenue over our customers’ subscription periods, but expense marketing costs as incurred. As a result of these factors, we expect to continue to incur GAAP operating losses on an annual basis for the foreseeable future.

Our Business Model

We evaluate the profitability of a customer relationship over its lifecycle because of the nature of our business model. We generally incur customer acquisition costs and capital equipment costs in advance of subscriptions while recognizing revenue ratably over the terms of the subscriptions. As a result, a customer relationship may not be profitable or result in positive cash flow at the beginning of the subscription period, even though it may be profitable or result in positive cash flow over the life of the customer relationship. While we offer both annual and multi-year subscription plans, a significant majority of our customers are currently on annual subscription plans. The annual or multi-year commitments of our customers enhance our visibility into future revenue, and charging customers at the beginning of the subscription period provides working capital. We typically generate positive cash flow during the first year of a multi-year subscription as we charge the subscription fee for the entire period at the beginning of the subscription.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key metrics, to evaluate our business:

•	Total customers. We calculate total customers as the number of paid Carbonite subscriptions at the end of the relevant period. Each small business subscription covers all computers, servers, and databases of the small business entity; therefore, a small business with multiple computers, servers, or databases may have only one subscription. Each consumer subscription covers a single computer; therefore, a consumer with multiple computers would have multiple subscriptions.

•	Annual retention rate. We calculate annual retention rate as the percentage of customers on the last day of the prior year who remain customers on the last day of the current year. Our management uses these measures to determine the stability of our customer base and to evaluate the lifetime value of our customer relationships.

•	Renewal rate. We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented. Our management uses this measure to monitor trends in customer renewal activity.

•	Bookings. We calculate bookings as revenue recognized during a particular period plus the change in total deferred revenue (excluding deferred revenue recorded in connection with acquisitions) during the same period. Our management uses this measure as a proxy for cash receipts. Bookings represent the aggregate dollar value of customer subscriptions received by us during a period. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period.

•	Free cash flow. We calculate free cash flow as net cash provided by (used in) operating activities, less purchases of property and equipment, and adjusted for the cash portion of the lease exit charge. Our management uses this measure to evaluate our operating results.

Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue, but may result in material monthly and quarterly variances in one or more of the key business metrics described above.

Performance Highlights

The following table presents our performance highlights for the periods presented:

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except percentage data)
Key metrics:
Total customers	1,513	1,431	1,223
Annual retention rate	84%	84%	82%
Renewal rate	80%	82%	82%
Bookings	$115,988	$98,488	$80,900
Free cash flow	$5,974	$(4,065)	$(5,972)

Our total customers and bookings increased over the periods presented and we continue to invest in customer acquisition in an effort to drive continued growth in total customers and bookings, with bookings for our small business solutions representing 27% of total bookings for the year ended December 2013, up from 19% in the year ended December 31, 2012. While we expect our total customers to continue to increase on an absolute basis, we expect that our annual percentage increase in total customers will decline as our customer base grows.

Free cash flow for the year ended December 31, 2013 improved by $10.0 million, and $11.9 million compared to the years ended December 31, 2012, and December 31, 2011, respectively. Our free cash flow over the periods presented has improved due to improved management of our working capital accounts, reduced purchases of property and equipment, higher per customer profitability associated with consistently strong renewal rates, and increased efficiencies in our business model.

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

Restructuring charges. Restructuring charges consist of costs associated with the March 2012 closure of our Boston, Massachusetts data center and moving expenses to relocate equipment formerly hosted in that facility and the charges incurred related to the restructuring of our Carbonite China operations, which are now dormant. See Note 13—Restructuring to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

See Note 2—Summary of Significant Accounting Policies to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.

Revenue recognition

We derive revenue from cloud backup subscription services. These services are standalone independent service solutions, which are generally contracted for a one- to three-year term. Subscription arrangements include access to use our services via the internet. We recognize revenue in accordance with the Financial Accounting Standards Codification (ASC) 605-10, Overall Revenue Recognition. Subscription revenue is recognized ratably on a daily basis upon activation of service over the subscription period, when persuasive evidence of an arrangement with a customer exists, the subscription period has been activated, the price is fixed or determinable, and collection is reasonably assured. Deferred revenue represents payments received from customers for subscription services prior to recognizing the revenue related to those payments.

Business Combinations

In accordance with ASC 805, Business Combinations, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.

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

Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. We amortize acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. We review our intangible assets with definite lives for impairment when events or changes in circumstances indicate that the carrying amount of any of these assets may not be recoverable. We have not identified any impairment of our long-lived assets as of December 31, 2013, 2012, and 2011.

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

Due to a history of losses, we have provided a full valuation allowance against our deferred tax assets as more fully described in Note 11—Income Taxes of our consolidated financial statements. The ability to utilize these losses, any future losses, and any other tax credits or attributes may be restricted or eliminated by changes in our ownership, changes in legislation, and other rules affecting the ability to offset future taxable income with losses from prior periods. Future determinations on the need for a valuation allowance on our net deferred tax assets will be made on an annual basis, and our assessment at December 31, 2013 reflects a continued need for a full valuation allowance.

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

	Years Ended December 31,
	2013	2012	2011
	(% of revenue)
Consolidated statements of operations data:
Revenue	100%	100%	100%
Cost of revenue	32.5	34.6	38.3

Gross profit	67.5	65.4	61.7
Operating expenses:
Research and development	19.5	23.7	27.3
General and administrative	13.3	11.8	11.0
Sales and marketing	44.2	50.8	62.3
Restructuring charges	0.3	1.6	—

Total operating expenses	77.3	87.9	100.6

Loss from operations	(9.8)	(22.5)	(38.9)
Interest and other income (expense), net	—	—	—

Loss before income taxes	(9.8)	(22.5)	(38.9)
Provision for income taxes	(0.1)	—	—

Net loss	(9.9)%	(22.5)%	(38.9)%

Comparison of Years Ended December 31, 2013, 2012, and 2011

Revenue

	Years Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(in thousands, except percentage data)
Revenue	$107,194	$84,043	$60,512	27.5%	38.9%

Revenue increased by $23.2 million in 2013 and by $23.5 million in 2012, primarily due to increases in the average selling prices for our small business and consumer solutions and also due to a 5.7%, and 17.0% increase in the number of total customers in 2013 and 2012, respectively. Revenue from our small business solutions was approximately $21.4 million in 2013 compared to $12.0 million in 2012.

Cost of revenue, gross profit, and gross margin

	Years Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(in thousands, except percentage data)
Cost of revenue	$34,881	$29,060	$23,202	20.0%	25.2%
Percent of revenue	32.5%	34.6%	38.3%
Components of cost of revenue:
Personnel related costs	$10,766	$8,666	$6,094	24.2%	42.2%
Hosting and depreciation costs	20,555	18,463	14,627	11.3%	26.2%
Software, amortization and other	3,560	1,931	2,481	84.4%	(22.2)%

Total cost of revenue	$34,881	$29,060	$23,202	20.0%	25.2%
Gross profit	$72,313	$54,983	$37,310	31.5%	47.4%
Gross margin	67.5%	65.4%	61.7%

Cost of revenue increased by $5.8 million in 2013 and by $5.9 million in 2012, primarily due to an increase in the total number of customers. The increase in cost of revenue in 2013 was comprised primarily of personnel costs of $2.1 million related to an increase in customer support and operations employees, hosting costs of $2.1 million related to rent, utilities, and depreciation of equipment, and software and amortization costs of $1.6 million related to investments in our customer support organization to support our growth as well as additional amortization expense related to our Zmanda, Inc. acquisition. The increase in cost of revenue in 2012 was comprised primarily of hosting costs of $3.8 million related to depreciation of equipment and increases in our data storage capacity, and $2.6 million of personnel related costs related to our increase of operations and customer support employees, partially offset by lower third-party outsourcing costs as a result of having replaced our outsourced support in India during 2011. Gross margin improvement continues to be driven by sales growth in higher margin small business products coupled with lower storage costs and operating efficiencies realized in our data centers.

Operating expenses

Research and development

	Years Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(in thousands, except percentage data)
Research and development	$20,919	$19,925	$16,511	5.0%	20.7%
Percent of revenue	19.5%	23.7%	27.3%
Components of research and development:
Personnel related costs	$16,275	$15,974	$12,839	1.9%	24.4%
Third-party outsourcing costs	1,885	1,270	1,302	48.4%	(2.5)%
Hosting, independent contractors and other	2,759	2,681	2,370	2.9%	13.1%

Total research and development	$20,919	$19,925	$16,511	5.0%	20.7%

Research and development expenses increased by $1.0 million in 2013, primarily driven by higher outsourced development costs intended to improve the ease of use and functionality of our existing solutions and the development of new small business offerings and by $3.4 million in 2012, primarily due to personnel related costs associated with additional hiring to enhance the functionality of our solutions and to develop new offerings.

General and administrative

	Years Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(in thousands, except percentage data)
General and administrative	$14,275	$9,928	$6,631	43.8%	49.7%
Percent of revenue	13.3%	11.8%	11.0%
Components of general and administrative:
Personnel related costs	$7,413	$4.672	$2,765	58.7%	69.0%
Professional fees	4,365	4,001	3,089	9.1%	29.5%
Sales tax, consulting and other	2,497	1,255	777	99.0%	61.5%

Total general and administrative	$14,275	$9,928	$6,631	43.8%	49.7%

General and administrative expenses increased by $4.3 million in 2013 and by $3.3 million in 2012. In each year, we increased the number of general and administrative employees to support our overall growth, resulting in $2.7 million and $1.9 million increases in personnel related and recruiting costs in 2013 and 2012, respectively. Also contributing to the increase in 2013 was $0.5 million related to a sales tax accrual for uncollected sales tax. The increase in 2012 was also driven by a $0.9 million increase in professional fees, including legal, accounting, and insurance fees.

Sales and marketing

	Years Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(in thousands, except percentage data)
Sales and marketing	$47,349	$42,719	$37,722	10.8%	13.2%
Percent of revenue	44.2%	50.8%	62.3%
Components of sales and marketing:
Personnel related costs	$8,961	$6,550	$4,388	36.8%	49.3%
Advertising costs	25,197	24,019	25,078	4.9%	(4.2)%
Costs of credit card transactions and offering free trials	5,538	5,429	4,613	2.0%	17.7%
Outside commissions, agency fees and other	7,653	6,721	3,643	13.9%	84.5%

Total sales and marketing	$47,349	$42,719	$37,722	10.8%	13.2%

Sales and marketing expenses increased by $4.6 million in 2013 and $5.0 million in 2012. The increase in 2013 was attributable to an increase of personnel related costs of $2.4 million associated with increased headcount on our sales team, $1.2 million in advertising costs aimed at customer acquisition, and $0.9 million related to the new website design. The increase in 2012 was attributable to an increase of $2.2 million in personnel related costs, $3.1 million of marketing expenses comprised of platform and infrastructure expenses, design and productions, and agency fees, as well as an increase in costs related to free trials of $0.8 million partially offset by a decrease in advertising costs of $1.1 million.

Restructuring

	Years Ended December 31,			2012 to 2013 % Change	2011 to 2012 % Change
	2013	2012	2011
	(in thousands, except percentage data)
Restructuring	$322	$1,345	$—	(76.1)%	100.0%
Percent of revenue	0.3%	1.6%	—

We recorded restructuring charges of $0.1 million during 2013 pertaining to the restructuring of our China operations, which are now dormant. The charge primarily related to the termination of our Beijing, China lease and associated legal and accounting fees. We recorded an additional $0.2 million of restructuring charges in 2013 related to a change in the estimate of our lease exit charge for our former Boston, Massachusetts data center. The increase of $1.3 million in 2012 was attributable to the March 2012 closure of our Boston, Massachusetts data center and the relocation of the equipment formerly hosted in that facility of $1.1 million and the December 2012 personnel related restructuring of our operations in China of $0.2 million. See Note 13—Restructuring to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $50.4 million, which primarily consisted of cash and money market funds. In connection with our initial public offering in August 2011, we received net proceeds of $55.6 million. Prior to our initial public offering, we had funded our operations primarily through prepayment of subscriptions and the sale of $68.8 million of preferred stock, all of which was converted into shares of our common stock in connection with our initial public offering. Our principal uses of cash are funding our operations and capital expenditures. We also have access to our $25 million revolving credit facility, described below.

Source of funds

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

Cash flows

The following table provides a summary and description of our net cash inflows (outflow) for 2013, 2012, and 2011.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$14,625	$9,195	$7,572
Net cash used in investing activities	(9,297)	(29,802)	(18,187)
Net cash provided by financing activities	4,728	1,102	56,600

Operating activities

Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.

In 2013, cash provided by operating activities was $14.6 million, which was primarily driven by an $8.8 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included non-cash charges of $17.4 million, including $12.6 million of depreciation and amortization, and $4.8 million of stock-based compensation. These cash inflows were partially offset by our net loss of $10.6 million and a $0.6 million increase in prepaid expenses and other current assets.

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

Investing activities

In 2013, cash used in investing activities was $9.3 million, consisting primarily of capital expenditures of $9.8 million, for server equipment and other data center infrastructure, partially offset by the release of $0.5 million of restricted cash as a result of the settlement of a dispute.

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

Financing activities

Cash provided by financing activities in 2013 was $4.7 million from the proceeds from the exercise of stock options.

Cash provided by financing activities in 2012 was $1.1 million from the proceeds from the exercise of stock options.

Cash provided by financing activities in 2011 was $56.6 million, consisting of $55.6 million of net proceeds from our initial public offering and $1.0 million from the proceeds from the exercise of stock options.

Debt

Revolving Credit Facility

In the third quarter of 2013, we amended and renewed our $25 million revolving bank credit facility in order to extend the term of the facility through September 30, 2014. Advances under the credit facility bear interest on the outstanding daily balance, at an annual rate equal to the lender’s prime reference rate plus 0.25%. We have pledged our accounts receivable, equipment, and shares of our subsidiaries to the lender to collateralize our obligations under the credit facility. We have also agreed not to grant a security interest in or pledge our intellectual property to any third party. The credit facility contains customary events of default, conditions to borrowings and restrictive covenants, including restrictions on our ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make distributions to our stockholders, make investments, or enter into certain types of related party transactions. The credit facility also includes financial and other covenants including covenants to maintain a minimum current ratio, a minimum number of total subscribers, and a restriction as to where we may hold the majority of our cash and investments. To date, we have not drawn down on our revolving credit facility. Any inability to meet our debt service obligations could adversely affect our financial position and liquidity.

Equity

During 2013, 2012, and 2011, we received approximately $4.7 million, $1.1 million and $1.0 million, respectively, in proceeds from stock issuances related to our stock option plan. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuation in the trading price of our common stock and in the exercise and stock purchase patterns of employees.

Our 2011 Equity Award Plan (the 2011 Plan) provides for the issuance of stock options, restricted stock, and other stock-based awards to our employees, officers, directors, and consultants and those of our subsidiaries. In connection with the approval of the 2011 Plan, we reserved 1,662,000 shares of common stock for issuance thereunder. On January 1st of each year, beginning on January 1, 2012, the number of shares reserved under the 2011 Plan will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or a lesser amount determined by our board of directors.

Stock-based compensation expense related to stock equity compensation plans was $4.8 million in 2013, $4.1 million in 2012, and $1.5 million in 2011. Stock-based compensation expense varies from period to period based upon, among other factors: the timing, number and fair value of awards granted during the period, and forfeiture levels related to unvested awards.

Off-balance sheet arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(in thousands)
Office lease obligations	$4,359	$1,582	$2,708	$69
Hosting facility lease obligations	6,434	2,158	3,255	1,021
Other purchase commitments	7,946	5,830	1,854	262

Total	$18,739	$9,570	$7,817	$1,352

The commitments under our office lease obligations shown above consist primarily of lease payments for our Boston, Massachusetts corporate headquarters and our Lewiston, Maine customer support facility.

We also lease small amounts of general office space in Sunnyvale, California.

Our Lewiston, Maine support facility lease expires on June 1, 2016. We may terminate this lease at any time. The lease contains a renewal option for an additional two years, and requires us to pay a proportion of increases in operating expenses and real estate taxes after January 1, 2013.

The commitment under our hosting facility obligations shown above consists of Somerville, Massachusetts, Wakefield, Massachusetts, Phoenix, Arizona, and Chandler, Arizona data centers.

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

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuation risks.

Interest Rate Fluctuation Risk

Our cash consists of interest bearing bank accounts. We did not have long-term borrowings as of December 31, 2013. Interest income is sensitive to changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash equivalents and marketable securities are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. In the event that we borrow under our revolving credit facility, which bears interest at the lender’s prime rate plus 0.25%, we would be exposed to interest rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Carbonite, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Carbonite, Inc.

We have audited the accompanying consolidated balance sheets of Carbonite, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, redeemable and convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carbonite, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carbonite Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 5, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 5, 2014

Carbonite, Inc.

Consolidated Balance Sheets

	December 31,
	2013	2012
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$50,392	$40,341
Marketable securities	14,994	14,990
Trade accounts receivable, less allowances for doubtful accounts $69	1,876	1,549
Prepaid expenses and other current assets	3,122	2,369
Restricted cash	—	500

Total current assets	70,384	59,749
Property and equipment, net	22,111	24,622
Other assets	1,177	147
Acquired intangible assets, net	3,953	4,871
Goodwill	11,536	11,536

Total assets	$109,161	$100,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,810	$6,247
Accrued expenses	8,156	5,068
Current portion of deferred revenue	69,498	60,119

Total current liabilities	81,464	71,434
Deferred revenue, net of current portion	14,502	15,087
Other long-term liabilities	374	473

Total liabilities	96,340	86,994
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at December 31, 2013 and 2012; 26,539,975 and 25,806,123 shares outstanding at December 31, 2013 and 2012, respectively	265	258
Additional paid-in capital	142,557	133,059
Accumulated deficit	(129,978)	(119,373)
Treasury stock, at cost (2,009 shares)	(22)	(22)
Accumulated other comprehensive income	(1)	9

Total stockholders’ equity	12,821	13,931

Total liabilities and stockholders’ equity	$109,161	$100,925

The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Revenue	$107,194	$84,043	$60,512
Cost of revenue	34,881	29,060	23,202

Gross profit	72,313	54,983	37,310
Operating expenses:
Research and development	20,919	19,925	16,511
General and administrative	14,275	9,928	6,631
Sales and marketing	47,349	42,719	37,722
Restructuring charges	322	1,345	—

Total operating expenses	82,865	73,917	60,864

Loss from operations	(10,552)	(18,934)	(23,554)
Interest and other income, net	2	38	41

Loss before income taxes	(10,550)	(18,896)	(23,513)
Provision for income taxes	(55)	(40)	(23)

Net loss	(10,605)	(18,936)	(23,536)

Accretion of redeemable convertible preferred stock	—	—	(128)

Net loss attributable to common stockholders	$(10,605)	$(18,936)	$(23,664)

Basic and diluted net loss per share attributable to common stockholders	$(0.41)	$(0.74)	$(1.84)

Weighted-average number of common shares used in computing basic and diluted net loss per share	26,166,554	25,503,068	12,841,233

The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net loss	$(10,605)	$(18,936)	$(23,536)
Other comprehensive income:
Net unrealized gain (loss) on marketable securities	(5)	2	(2)
Foreign currency translation adjustments	(5)	4	2

Total other comprehensive income (loss)	(10)	6	—

Total comprehensive loss	$(10,615)	$(18,930)	$(23,536)

The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.

Consolidated Statements of Redeemable and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series A-2 Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
in thousands, except share data
Balance at December 31, 2010	502,874	4,404	3,991,617	64,326	4,526,603	45	2,134	(77,805)		3	(75,623)
Issuance of common stock in connection with stock option exercises					825,302	8	982				990
Accretion of redeemable convertible preferred stock to redemption value		128						(128)			(128)
Repurchase of common stock					(2,009)				(22)		(22)
Stock-based compensation expense							1,357				1,357
Issuance of common stock in connection with initial public offering, net of issuance costs of $2,995					6,303,973	63	55,569				55,632
Conversion of redeemable and convertible preferred stock into common stock	(502,874)	(4,532)	(3,991,617)	(64,326)	13,483,473	135	67,691	1,032			68,858
Reclassification of a warrant to purchase shares of redeemable and convertible preferred stock into a warrant to purchase common stock							74				74
Net loss								(23,536)			(23,536)

Balance at December 31, 2011					25,137,342	251	$127,807	$(100,437)	$(22)	$3	$27,602
Issuance of common stock in connection with stock option exercises					668,781	7	1,095				1,102
Stock-based compensation expense							4,157				4,157
Other comprehensive income										6	6
Net loss								(18,936)			(18,936)

Balance at December 31, 2012					25,806,123	258	$133,059	$(119,373)	$(22)	$9	$13,931
Issuance of common stock in connection with stock option exercises					724,327	7	4,721				4,728
Issuance of common stock in connection with exercise of warrant					9,525	—	—				—
Stock-based compensation expense							4,777				4,777
Other comprehensive income										(10)	(10)
Net loss								(10,605)			(10,605)

Balance at December 31, 2013					26,539,975	265	$142,557	$(129,978)	$(22)	$(1)	$12,821

The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Operating activities
Net loss	$(10,605)	$(18,936)	$(23,536)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,590	10,799	7,870
Gain (loss) on disposal of equipment	63	(41)	—
Amortization (accretion) of premium (discount) on marketable securities	(13)	158	40
Stock-based compensation expense	4,777	4,131	1,445
Provision for (reduction of) reserves on accounts receivable	(24)	73	(2)
Non-cash restructuring charges	—	1,145	—
Re-measurement of preferred stock warrant liability	—	—	(8)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(303)	(332)	(298)
Prepaid expenses and other current assets	(586)	(575)	(1,186)
Other assets	(947)	42	(112)
Accounts payable	(1,395)	(611)	1,935
Accrued expenses	2,373	(1,151)	833
Other long-term liabilities	(99)	48	203
Deferred revenue	8,794	14,445	20,388

Net cash provided by (used in) operating activities	14,625	9,195	7,572
Investing activities
Purchases of property and equipment	(9,801)	(13,417)	(13,544)
Proceeds from maturities of marketable securities	10,254	13,704	10,000
Purchases of marketable securities	(10,250)	(16,197)	(12,694)
Net increase in restricted cash	500	(500)	—
Payment for acquisitions, net of cash acquired	0	(13,392)	(1,949)

Net cash used in investing activities	(9,297)	(29,802)	(18,187)
Financing activities
Proceeds from exercise of stock options	4,728	1,102	990
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	—	—	55,632
Repurchase of common stock	—	—	(22)

Net cash provided by financing activities	4,728	1,102	56,600

Effect of currency exchange rate changes on cash	(5)	4	2
Net increase (decrease) in cash and cash equivalents	10,051	(19,501)	45,987
Cash and cash equivalents, beginning of period	40,341	59,842	13,855

Cash and cash equivalents, end of period	$50,392	$40,341	$59,842

Non cash investing and financing activities
Accretion of redeemable convertible preferred stock	$—	$—	$128
Acquisition of property and equipment included in accounts payable and accrued expenses	$1,755	$2,082	$2,658
Conversion of redeemable and convertible preferred stock to common stock	$—	$—	$68,858
Conversion of preferred stock warrant to common stock warrant	$—	$—	$74

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Nature of Business

Carbonite, Inc. (the Company) was incorporated in the State of Delaware on February 10, 2005, and focuses on the development and marketing of computer backup service that enable users to backup, access, and restore data files online.

The Company views its operations and manages its business in one operating segment.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

The Company previously consolidated a variable interest entity (VIE), Pan Sheng An Xin Internet Technology Co., Ltd., as required by Financial Accounting Standards Codification (ASC) 810-10, Consolidation. The VIE had limited activity for the year ended December 31, 2013. As of June 30, 2013, the Company was no longer the primary beneficiary of the operationally dormant VIE through Carbonite China, and therefore, no longer consolidates the operations as of July 1, 2013. All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

All intercompany accounts and transactions between the Company, its subsidiaries, and the VIE have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).

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

Translation of Foreign Currencies

The functional currency of the Company’s foreign subsidiaries is the local currency in which they operate. The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars. The Company translates assets and liabilities at the exchange rates in effect at period-end and revenues and expenses at the average exchange rates in effect during the period. Gains and losses from foreign currency translation are recorded as a component of other comprehensive income (loss).

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

The Company sells its services primarily to consumer and small business customers. Payment for the majority of the Company’s sales occurs via credit card. The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. At December 31, 2013, no customer represented 10% or more of the Company’s accounts receivable balance and no customer represented 10% or more of the Company’s revenue for all periods presented.

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

Marketable securities consist of time deposits and U.S. treasury securities with maturities of more than 90 days. Investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains and losses (excluding other-than-temporary impairments) reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary are included in income based on the specific identification method. Fair value is determined based on quoted market prices. As of December 31, 2013, the total cost basis of our marketable securities was $15.0 million.

The Company reviews its investments for other-than-temporary impairment whenever evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. There were no other-than-temporary impairments during the year ended December 31, 2013.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the recoverability of these assets is considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair value. The Company has not identified any impairment of its long-lived assets as of December 31, 2013, 2012, and 2011.

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

Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis, however, amounts are not less than straight-line. The Company reviews its intangible assets with definite lives for impairment when events or changes in circumstances indicate that the carrying amount of any of these assets may not be recoverable. To date, the Company has not identified any impairment of our long-lived assets.

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

Advertising Expenses

The Company expenses advertising costs as incurred. During the years ended December 31, 2013, 2012, and 2011, the Company incurred approximately $25.2 million, $24.1 million, and $25.1 million of advertising expense, respectively, which is included in sales and marketing expense in the accompanying statements of operations.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company specifically analyzes historical bad debts, the aging of the accounts receivable, creditworthiness, and current economic trends, to evaluate the allowance for doubtful accounts. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted, and the potential for recovery is considered remote. The Company also maintains an allowance for sales returns and credits to customers for which the Company has the ability to estimate based upon historical experience. The allowance is recorded as a reduction in revenue.

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

Costs Associated with Exit Activities

The Company accounts for employee termination benefits that represent a one-time benefit in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, and impairments of long-lived assets, and are expensed in accordance with ASC Topic 420 and ASC Topic 360, Property, Plant, and Equipment.

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

3. Net Loss per Share

The Company calculates basic and diluted net loss per share of common stock by dividing the net loss adjusted for the dividend on the redeemable convertible preferred stock by the weighted average number of shares of common stock outstanding during the period. The Company’s redeemable and convertible preferred stock outstanding for 2011 are participating securities as defined by ASC 260-10, Earnings Per Share, but are excluded from the earnings per share calculation as they did not have an obligation to share in the Company’s net losses.

The Company’s net loss per share is calculated as follows (in thousands, except per share data):

	2013	2012	2011
Net loss	$(10,605)	$(18,936)	$(23,536)
Accretion of redeemable convertible preferred stock	—	—	(128)

Net loss attributable to common stockholders	$(10,605)	$(18,936)	$(23,664)

Weighted-average number of shares of common stock, basic and diluted	26,167	25,503	12,841

Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.74)	$(1.84)

The following potentially dilutive common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2013, 2012, and 2011 as they would be anti-dilutive due to the Company’s net losses (in thousands):

	Years Ended December 31,
	2013	2012	2011
Redeemable and convertible preferred stock	—	—	—
Options to purchase common stock	3,322	3,294	2,867
Warrant	—	11	11
Restricted stock	—	—	9

Total	3,322	3,305	2,887

4. Fair Value of Financial Instruments

The Company applies the guidance in ASC 820, Fair Value Measurements and Disclosures, (ASC 820), which provides that fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$15,644	$—	$—	$15,644	$15,644	$—	$—	$15,644
Marketable securities—U.S. treasury securities and time deposits	—	14,994	—	14,944	—	14,990	—	14,990

Total	$15,644	$14,994	$—	$30,638	$15,644	$14,990	$—	$30,634

The Company’s investments in money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our marketable securities are classified as Level 2 within the fair value hierarchy as they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

5. Acquisitions

Phanfare, Inc.

In June 2011, the Company acquired substantially all of the assets of Phanfare, Inc., for $1.9 million, net of cash acquired, and the assumption of certain liabilities. Phanfare’s service enables users to create, maintain, and share online photo and video albums. The Company has maintained the former service and employees of Phanfare.

The results of operations for the acquisition have been included in the Company’s operations since the date of acquisition and were not material for the periods presented.

The acquisition of Phanfare has been accounted for as a purchase of a business and, accordingly, the total purchase price has been allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. As a result of the acquisition of Phanfare, the Company recorded goodwill in the amount of $1.5 million and identifiable intangible assets of $1.2 million. The transaction was structured as an asset acquisition, and therefore the goodwill is expected to be deductible for tax purposes. The identified intangible assets will be amortized on a straight-line basis over their estimated useful lives. The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Weighted Average Useful Life
	(in thousands)	(in years)
Developed technology	$880	5
Customer relationships	180	3
Non-compete agreements	150	5

Total identifiable intangible assets	$1,210	4.7

Zmanda, Inc.

In October 2012, the Company completed the acquisition of all of the outstanding capital stock of Zmanda, Inc. for $13.4 million, net of cash acquired, which includes a deferred payment of $0.4 million to certain employees contingent on the continued employment of such employees. The deferred payment has been recorded as compensation expense over the requisite employment period. The total purchase price of the acquisition was allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. The acquisition has enhanced its small business offering with the ability to backup databases and file systems to the cloud, and will enable small businesses to obtain all of the backup solutions that they need from one vendor. Zmanda’s offerings provide IT resellers with affordable, secure, and easy to use solutions for data protection and recovery for their clients.

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

Goodwill of $10.0 million was recognized for the excess purchase price over the fair value of the net assets acquired. The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to the Company’s small business product offerings and the ability to leverage existing sales and marketing capacity and customer base with respect to the acquired Zmanda service. Goodwill from the acquisition of Zmanda is included within the Company’s one reporting unit and is included in the annual review for impairment. It is not amortized for tax purposes as this acquisition was a stock purchase.

Identifiable intangible assets of $4.1 million are amortized based upon the pattern in which economic benefits related to such assets are realized, however, amounts are not less than straight-line. Developed technology consists of products that have reached technological feasibility and tradenames represent acquired company and product names. The developed technology and tradename intangibles were valued using the relief from royalty method, which considers both the market approach and the income approach. Customer relationships represent the underlying relationships and agreements with customers of the acquired company’s installed based. To value the customer relationships, the Company utilized the income approach, specifically a variation of the discounted cash-flow method known as the multiperiod excess earnings method. Non-compete agreements represent the protection against the loss of business and resultant cash flows from direct competition. The comparative business valuation method was used to value the non-compete agreements. The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Weighted Average Useful Life
	(in thousands)	(in years)
Developed technology	$2,100	8
Customer relationships	1,400	7
Tradenames	400	8
Non-compete agreements	230	3

Total identifiable intangible assets	$4,130	7.4

6. Goodwill and Acquired Intangible Assets

As of December 31, 2013, the carrying amount of goodwill is $11.5 million. The following is a rollforward of our goodwill balance (in thousands):

Balance as of December 31, 2011	$1,514
Goodwill related to the acquisition of Zmanda, Inc.	10,022

Balance as of December 31, 2012	$11,536

Balance as of December 31, 2013	$11,536

Goodwill is not amortized. The Company reviews goodwill for impairment at least annually in the fourth quarter, or on an interim basis if an event or circumstance occurs indicating the potential for impairment. The Company completed the annual impairment review as of November 30, 2013 by estimating the fair value of the reporting unit (based on the Company’s market capitalization) and comparing this amount to the carrying value of the reporting unit (as reflected by the Company’s total stockholders’ equity). The Company determined that goodwill was not impaired. To date, the Company has had no impairments to goodwill.

Purchased intangible assets consist of the following (in thousands):

		December 31, 2013			December 31, 2012
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7.1	$2,980	$761	$2,219	$2,980	$314	$2,666
Customer relationships	6.5	1,580	401	1,179	1,580	95	1,485
Tradename	8.0	400	58	342	400	6	394
Non-compete agreements	3.8	380	167	213	380	54	326

		$5,340	$1,387	$3,953	$5,340	$469	$4,871

The Company recorded amortization expense of $0.9 million, $0.3 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of tradenames and non-compete agreements is recorded within general and administrative expenses. Future estimated amortization expense of acquired intangibles is as follows (in thousands):

2014	$890
2015	830
2016	608
2017	483
2018	463
Thereafter	679

$3,953

7. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Computer equipment	$54,994	$46,475
Software	1,911	1,609
Furniture and fixtures	668	571
Leasehold improvements	1,276	1,114

Total property and equipment	58,849	49,769
Less accumulated depreciation and amortization	(36,738)	(25,147)

Property and equipment, net	$22,111	$24,622

Depreciation and amortization expenses were $11.7 million, $10.5 million, and $7.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

8. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Accrued media spend	$2,989	$1,910
Accrued other expenses	3,966	1,736
Accrued restructuring	—	1,022
Accrued compensation	1,201	400

Total accrued expenses	$8,156	$5,068

9. Redeemable and Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Initial Public Offering

In August 2011, the Company closed its initial public offering (IPO) of 7,187,500 shares of common stock at a price of $10.00 per share, including 937,500 shares of common stock pursuant to exercise of the underwriters’ option to purchase additional shares. Of the total shares of common stock sold in the IPO, 6,303,973 shares were sold by the Company and 883,527 were sold by selling stockholders. The Company received aggregate proceeds of $58.6 million, net of underwriters’ discounts and commissions, but before deducting offering expenses of approximately $3.0 million. Upon the closing of the IPO, the Company’s outstanding shares of redeemable and convertible preferred stock (Preferred Stock) converted into 13,483,473 shares of common stock and all outstanding warrants to purchase Preferred Stock converted into warrants to purchase 11,316 shares of common stock. Also simultaneously with the closing of the IPO, the Company’s charter was amended and restated to authorize 45,000,000 shares of common stock, par value $0.01 per share, and 6,000,000 shares of preferred stock, par value $0.01 per share, all of which preferred stock is undesignated.

Redeemable and Convertible Preferred Stock

Prior to the Company’s IPO, at which time all shares of Preferred Stock, consisting of 502,874 shares of Series A-2 redeemable convertible preferred stock (Series A-2) and 3,991,617 of convertible preferred stock, were converted into shares of common stock, the following rights, privileges and preferences of the preferred stock were as follows:

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

Warrants

In October 2006, in connection with a commercial line of credit, the Company issued a warrant to purchase shares of Series A-2, which, at the time of the Company’s IPO, was converted into a warrant to purchase 11,316 shares of common stock at a price of $2.32 per share (the Warrant). The Company valued the Warrant at the date of grant at $18 thousand, and recorded the fair value of the Warrant as a charge to interest expense. The Company remeasured the fair value of the Warrant each reporting period in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, resulting in a fair value of $82 thousand as of December 31, 2010, which was recorded in other long-term liabilities. At the time of conversion of the Warrant in connection with the Company’s IPO, the fair value of the Warrant was $74 thousand, which was reclassified as a component of additional paid-in capital. The Warrant was exercisable at any time through expiration in October 2013 and, upon expiration, was automatically exercised on a cashless basis for 9,525 shares of common stock.

10. Stock-based Awards

The Company’s 2005 Stock Incentive Plan (the 2005 Plan) provided for granting of incentive stock options, non-qualified options, restricted stock, or other awards to the Company’s employees, officers, directors, and outside consultants up to an aggregate of 3,601,551 shares of the Company’s common stock. In conjunction with the effectiveness of the 2011 Equity Award Plan (the 2011 Plan), the Company’s Board of Directors voted that no further stock options or other equity-based awards would be granted under the 2005 Plan.

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

As of December 31, 2013, 565,090 shares of common stock were available for future grant under the 2011 Plan.

Stock Options

Stock options granted to employees generally vest over a three- or four-year period, and expire ten years from the date of grant. Certain option awards provide for accelerated vesting if there is a change of control, as defined in the 2011 Plan, as applicable. The Company has generally granted stock options at exercise prices not less than the fair market value of its common stock on the date of grant.

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

The assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the years ended December 31, 2013, 2012, and 2011:

	Years Ended December 31,
	2013	2012	2011
Weighted-average fair value of stock options	$10.95	$9.03	$12.20
Risk-free interest rate	0.95% to 1.71%	0.83% to 1.33%	2.12% to 2.4%
Expected dividend yield	—%	—%	—%
Expected volatility	54%	55% to 57%	53% to 62%
Expected term (in years)	5.8 to 6.1	5.5 to 6.1	5.8 to 6.1

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

Expected Term

The Company has limited public historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. As a result, for stock option grants made during the years ended December 31, 2013, 2012, and 2011 the expected term was estimated using the “simplified method.” The simplified method is based on the average of the vesting tranches and the contractual life of each grant.

Forfeitures

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

The following table summarizes stock option activity under stock incentive plans:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2012	3,294,020	$8.54		$6,193
Granted	1,844,000	10.95
Exercised	(724,327)	6.53
Cancelled	(1,091,909)	9.62

Outstanding at December 31, 2013	3,321,784	$9.97	8.05	$7,738

Exercisable as of December 31, 2013	1,254,862	$8.50	6.75	$4,498

Vested and expected to vest as of December 31, 2013 (1)	2,857,423	$9.79	7.89	$7,057

(1)	Represents the number of vested stock options as of December 31, 2013, plus the number of unvested stock options expected to vest as of December 31, 2013, based on the unvested stock options outstanding at December 31, 2013, adjusted for estimated forfeitures.
(2)	The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying stock options and the fair market value of the Company’s common stock on December 31, 2011, December 31, 2012, and December 31, 2013.

The weighted-average grant date fair value of options granted to employees during the years ended December 31, 2013, 2012, and 2011 was $5.58, $4.73, and $6.47, per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was approximately $4.4 million, $4.9 million, and $8.0 million, respectively.

As of December 31, 2013, 2012, and 2011, there was approximately $8.1 million, $9.4 million, and $9.4 million, respectively, of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested stock options that is expected to be recognized over a weighted-average period of 2.68, 2.38, and 2.96 years, respectively. The total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.

Stock-based compensation is reflected in the consolidated statement of operations as follows for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of revenues	$508	$440	$207
Research and development	955	1,199	511
General and administrative	2,250	1,579	346
Sales and marketing	1,064	913	381

	$4,777	$4,131	$1,445

11. Income Taxes

The domestic and foreign components of loss before provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic	$(10,703)	$(17,990)	$(22,562)
Foreign	153	(906)	(951)

Total	$(10,550)	$(18,896)	$(23,513)

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	14	—	—
Foreign	1	—	—

	15	—	—

Deferred:
Federal	$40	$40	$23
State	—	—	—
Foreign	—	—	—

	40	40	23

Provision (benefit) for income taxes	$55	$40	$23

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year Ended December 31,
	2013	2012	2011
Expected income tax benefit using U.S. federal statutory rate	34.0%	34.0%	34.0%
Change in the valuation allowance	(28.6)	(29.6)	(32.4)
Nondeductible stock-based compensation	(5.1)	(2.9)	(1.6)
Other	(0.8)	(1.7)	(0.1)

	(0.5)%	(0.2)%	(0.1)%

Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$45,361	$44,198
Research and development tax credit carryforwards	5,278	3,421
Deferred revenue	5,763	6,433
Other	—	2,169

Total deferred tax assets	56,402	56,221
Valuation allowance for deferred tax assets	(55,328)	(51,290)

Total deferred tax assets, net of valuation allowance	1,074	4,931
Deferred tax liabilities:
Depreciation	(591)	(2,635)
Other	(587)	(2,359)

Total deferred tax liabilities	(1,178)	(4,994)

Net deferred tax liabilities	$(104)	$(63)

For both the years ended December 31, 2013 and December 31, 2012, the Company recorded a deferred federal tax provision of $40 thousand, related to tax amortization of goodwill. As of December 31, 2013, the Company had U.S. federal, state, and foreign net operating loss carryforwards of $123.6 million, $99.7 million and $1.8 million, respectively. As of December 31, 2012, the Company had U.S. federal, state, and foreign net operating loss carryforwards of $116.9 million, $107.0 million and $2.0 million, respectively. Included in the federal net operating loss carryforward is $6.3 million that relates to excess tax deductions from stock-based payments, the tax benefit of which will be recorded as an increase in additional paid-in capital when the deductions reduce current taxes payable. The Federal net operating loss carryforwards will expire at various dates beginning in 2026 through 2034. State net operating loss carryforwards will expire at various dates beginning in 2014 through 2034. At December 31, 2013 and 2012, the Company had approximately $6.1 million and $4.1 million, respectively, of federal and state research and development tax credit carryforwards available to reduce future income taxes payable, which will expire at various dates beginning in the year 2023 through 2034.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at December 31, 2013 and 2012. The valuation allowance increased approximately $4.0 million and $11.1 million during the years ended December 31, 2013 and 2012, respectively, due primarily to the increase in the net operating loss carryforwards and research and development tax credits.

Future changes in Company ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Based upon the Company’s analysis as of December 31, 2013, there was no ownership change experienced during 2013.

The Company’s reserves related to taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2013 and 2012, the Company had no unrecognized tax benefits.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations. The statute of limitations for assessment by the Internal Revenue Service (IRS) and state tax authorities is open for tax years ending December 31, 2010, 2011, 2012 and 2013, although carryforward attributes that were generated prior to tax year 2010 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.

The Company is subject to U.S. Federal income tax and various state and local taxes in both domestic and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities within these jurisdictions. The Company’s U.S. Federal income tax return for the fiscal year ended December 31, 2011 is currently under audit by the U.S. Internal Revenue Service.

12. Commitments and Contingencies

Operating Leases

The Company leases various facilities under leases that expire at varying dates through 2018. Certain of these leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, and maintenance.

The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters), Lewiston, Maine, and Sunnyvale, California. The Company has lease agreements to rent data center space in Wakefield, Massachusetts, Phoenix, Arizona, and Chandler, Arizona. The Company also maintains a hosting service agreement with a third-party data center vendor in Somerville, Massachusetts, that is subject to annual renewal and a 120 day cancellation right. The terms of the several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, and rent is being recognized on a straight-line basis over the terms of the leases. At December 31, 2013 and 2012, $0.5 million and $0.4 million is included in accrued expenses and other long-term liabilities related to the deferred rent, respectively.

Future non-cancellable minimum lease payments under all operating leases as of December 31, 2013, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases	Total
2014	$1,582	$2,158	$3,740
2015	1,368	2,399	3,767
2016	1,408	855	2,263
2017	—	816	816

	$4,358	$6,228	$10,586

Other Non-cancellable Commitments

As of December 31, 2013, the Company had non-cancelable commitments of $5.8 million payable in 2014, and $1.0 million payable in 2015, primarily consisting of advertising, marketing and broadband services contracts.

Litigation

In August 2010, Oasis Research, LLC, or Oasis Research, filed a lawsuit against the Company and several of its competitors and other online technology companies in the U.S. District Court for the Eastern District of

Texas, alleging that the Company’s cloud backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research sought an award for damages in an unspecified amount. Oasis Research does not currently seek an injunction. A trial was held in March 2013 and a jury verdict was returned against Oasis Research that found all of the asserted patents invalid. The court has not yet entered a judgment against Oasis Research and the parties are awaiting decision on certain post-trial motions. The Company is not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time.

In the ordinary course of business the Company is involved in litigation incidental to its business; however, the Company’s management is not aware of any other pending legal proceeding or other loss contingency, whether asserted or unasserted, affecting the Company for which it might become liable or the outcome of which management expects to have a material impact on the Company.

13. Restructuring

In March 2012, the Company closed its Boston, Massachusetts data center and transitioned the computer equipment and operations located at that facility to its other Massachusetts data centers. The transition was designed to take advantage of cost-reducing and operating efficiency opportunities. Activities related to the closure were initiated in the first quarter of 2012 and were complete by the end of 2013. In May 2012, Markley Boston, LLC (Markley) filed a lawsuit against the Company in Massachusetts Superior Court seeking $1.6 million in damages related to the Company’s termination of a data center license in connection with the closure. On July 17, 2013, the Company entered into a confidential agreement with Markley, pursuant to which the complaint was dismissed by Markley with prejudice on October 4, 2013. The execution of the closure resulted in total charges of $1.4 million, of which $0.2 million was for expenses to relocate the Company’s computer equipment, and required cash outlays of $1.4 million. These expenses have been recorded through the restructuring line within the Company’s consolidated statements of operations.

In November 2012, the Company adopted a plan to restructure its workforce in China as part of its commitment to reduce costs and enhance long-term profitability. Activities related to this effort were initiated in the third quarter of 2012 and are expected to be substantially complete by the second quarter of 2014. The Company estimates that the restructuring of the workforce will result in total charges of $0.4 million, and that $0.4 million of the charges will result in future cash outlays, of which $0.3 million in payments have been made to date. Charges of $0.3 million have been recorded since the beginning of this restructuring, of which $0.2 million were attributable to termination benefits and $0.1 million to consulting fees. These expenses have been recorded through the restructuring line within the Company’s consolidated statements of operations.

As of December 31, 2013 and 2012, the Company had no amounts accrued related to restructuring and $1.0 million, respectively.

14. Retirement Plan

The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status and age requirements. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company did not contribute to this plan for the year ended December 31, 2011. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. Total expense for the Company’s matching contributions to the plan was $0.7 million in 2013 and $0.6 million in 2012.

15. Related Party Transactions

In December 2011, in connection with an employee/affiliate exercise of stock options, the Company remitted $0.1 million on such employee/affiliate’s behalf for payroll taxes. The Company was reimbursed in full in January 2012.

16. Revolving Credit Facility

In the third quarter of 2013, the Company amended and renewed its $25 million revolving bank credit facility in order to extend the term of the facility through September 30, 2014. Advances under the credit facility bear interest on the outstanding daily balance, at an annual rate equal to the lender’s prime reference rate plus 0.25%. The Company has pledged its accounts receivable, equipment, and shares of its subsidiaries to the lender to collateralize its obligations under the credit facility. The Company has also agreed not to grant a security interest in or pledge its intellectual property to any third party. The credit facility contains customary events of default, conditions to borrowings and restrictive covenants, including restrictions on the Company’s ability to dispose of assets, make acquisitions, incur additional debt, incur liens, make distributions to its stockholders, make investments, or enter into certain types of related party transactions. The credit facility also includes financial and other covenants including covenants to maintain a minimum current ratio, a minimum number of total subscribers, and a restriction as to where the Company may hold the majority of its cash and investments. To date, the Company has not drawn down on its revolving credit facility.

17. Quarterly Information (Unaudited)

Quarterly results of operations are as follows (in thousands, except per share amounts):

	For the three months ended:
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
Statements of Operations Data:
Revenue	$28,787	$27,683	$26,216	$24,508	$23,676	$21,573	$20,247	$18,547
Gross profit	$20,098	$18,784	$17,761	$15,670	$15,600	$14,368	$13,253	$11,762
Income (loss) from operations	$341	$(1,177)	$(2,305)	$(7,411)	$(2,249)	$(3,359)	$(4,223)	$(9,103)
Net income (loss)	$318	$(1,187)	$(2,317)	$(7,419)	$(2,219)	$(3,370)	$(4,231)	$(9,116)
Basic and diluted net gain/loss per share	$0.01	$(0.05)	$(0.09)	$(0.29)	$(0.09)	$(0.13)	$(0.17)	$(0.36)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO).

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013. The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Carbonite, Inc.

We have audited Carbonite, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Carbonite, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Carbonite, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Carbonite, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, redeemable and convertible preferred stock and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013 of Carbonite, Inc. and our report dated March 5, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 5, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2014 annual meeting of stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated in this Annual Report on Form 10-K by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page 44 of this Annual Report on Form 10-K, which is incorporated into this Item by reference.

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

CARBONITE, INC.

Dated: March 5, 2014	By:	/s/ David Friend
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

Signature	Title	Date

/s/ David Friend David Friend	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2014

/s/ Anthony Folger Anthony Folger	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2014

/s/ Jeffry Flowers Jeffry Flowers	Director	March 5, 2014

/s/ Charles Kane Charles Kane	Director	March 5, 2014

/s/ Todd Krasnow Todd Krasnow	Director	March 5, 2014

/s/ Timothy Clifford Timothy Clifford	Director	March 5, 2014

/s/ Pravin Vazirani Pravin Vazirani	Director	March 5, 2014

/s/ Stephen Munford Stephen Munford	Director	March 5, 2014

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Carbonite, Inc.

3.2(2)	Amended and Restated By-Laws of Carbonite, Inc.

4.1(3)	Form of Common Stock Certificate.

4.2(4)	Third Amended and Restated Investors’ Rights Agreement by and among Carbonite, Inc. and the persons and entities listed on Exhibit A attached thereto, dated as of December 24, 2009.

10.1(2)#	Amended and Restated 2005 Stock Incentive Plan and Form of Incentive Stock Option Agreement, Nonqualified Stock Option Agreement, and Stock Restriction Agreement under the Amended and Restated 2005 Stock Incentive Plan.

10.2(2)#	2011 Equity Award Plan and Form of Incentive Stock Option Agreement, Nonqualified Stock Option Agreement, and Stock Restriction Agreement under the 2011 Equity Award Plan.

10.3(4)#	Form of Indemnification Agreement by and between Carbonite, Inc. and each of its directors and executive officers.

10.4(4)#	Severance Agreement with David Friend, dated as of May 3, 2011.

10.5(4)#	Offer Letter with Swami Kumaresan, dated as of September 7, 2007.

10.5.A(4)#	Amendment to Offer Letter with Swami Kumaresan, dated as of April 18, 2011.

10.6(4)	Office Lease with Trustees of Church Realty, dated as of June 25, 2009.

10.7(4)	Office Lease with Church Realty Trust, dated as of May 20, 2010.

10.8(4)	Master Services Agreement with Internap Network Services, Corp., executed on or about December 3, 2008.

10.9(4)	Loan and Security Agreement with Comerica Bank, dated as of May 11, 2011.

10.10(6)	Commercial Lease with Lewiston Properties, LLC, dated as of May 13, 2011.

10.11(7)	Turn Key Datacenter Lease with GIP Wakefield, LLC, dated as of June 3, 2011.

10.12(8)	Turn Key Datacenter Lease with Digital Phoenix Van Buren, LLC, dated as of November 29, 2011.

10.13(9)	First Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of September 15, 2011.

10.14(10)	Second Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of March 31, 2012.

10.15(11)#	Amendment to Offer Letter with Swami Kumaresan, dated as of April 26, 2012.

10.16(12)	First Amendment to the Loan and Security Agreement with Comerica Bank, dated as of August 30, 2012.

10.17(13)	Third Amendment to the Datacenter Lease with GIP Wakefield LLC, dated as of June 11, 2012.

10.18(14)#	Offer Letter with Anthony Folger, dated as of November 21, 2012.

10.19†	Fourth Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of February 14, 2013.

10.20(15)#	Offer Letter with Peter Lamson, dated December 8, 2010.

Exhibit No.	Description

10.21(16)#	Amendment to Offer Letter with Peter Lamson, dated April 18, 2011.

10.22(17)#	Amendment to Offer Letter with Peter Lamson, dated April 18, 2011.

10.23(18)	Third Amendment to Loan and Security Agreement with Comerica Bank, dated as of September 30, 2013.

10.24†	Turnkey Datacenter Lease with Digital 2121 South Price, LLC, dated as of December 31, 2013.

10.25†	Fifth Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of February 6, 2014.

10.26#	Amended and Restated Offer Letter with Danielle Sheer, dated June 20, 2012.

10.27#	Form of Restricted Stock Unit Agreement under the 2011 Equity Award Plan.

10.28	Second Amendment to Loan and Security Agreement with Comerica Bank, dated as of August 30, 2013.

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature pages to this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011, and incorporated herein by reference.
(2)	Filed as the same numbered exhibit to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 13, 2011, and incorporated herein by reference.
(3)	Filed as the same numbered exhibit to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 25, 2011, and incorporated herein by reference.
(4)	Filed as the same numbered exhibit to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 12, 2011, and incorporated herein by reference.
(5)	Filed as the same numbered exhibit to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 15, 2011, and incorporated herein by reference.

(6)	Filed as Exhibit 10.13 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 15, 2011, and incorporated herein by reference.
(7)	Filed as Exhibit 10.14 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 15, 2011, and incorporated herein by reference.
(8)	Filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2012, and incorporated herein by reference.
(9)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2012, and incorporated herein by reference.
(10)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2012, and incorporated herein by reference.
(11)	Filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2012, and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2012, and incorporated herein by reference.
(13)	Filed as Exhibit 10.24 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2013, and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2013, and incorporated herein by reference.
(15)	Filed as Exhibit 99.2A to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2013, and incorporated herein by reference.
(16)	Filed as Exhibit 99.2B to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2013, and incorporated herein by reference.
(17)	Filed as Exhibit 99.2C to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2013, and incorporated herein by reference.
(18)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2013, and incorporated herein by reference.
#	Indicates a management contract or compensatory plan.
*	These certificates are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language in any filings.
†	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.