Form 10-Q
period 2014-03-31
Carbonite Inc
filed 2014-05-06
CIK 1340127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 26,692,504 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Carbonite, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
	(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,292	$50,392
Marketable securities	14,746	14,994
Trade accounts receivable, less allowances for doubtful accounts of $121 and $69	2,145	1,876
Prepaid expenses and other current assets	3,154	3,122

Total current assets	75,337	70,384
Property and equipment, net	20,959	22,111
Other assets	1,179	1,177
Acquired intangible assets, net	3,720	3,953
Goodwill	11,536	11,536

Total assets	$112,731	$109,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,320	$3,810
Accrued expenses	9,174	8,156
Current portion of deferred revenue	72,967	69,498

Total current liabilities	84,461	81,464
Deferred revenue, net of current portion	14,381	14,502
Other long-term liabilities	329	374

Total liabilities	99,171	96,340
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at March 31, 2014 and December 31, 2013; 26,691,004 and 26,539,975 shares outstanding at March 31, 2014 and December 31, 2013, respectively	267	265
Additional paid-in capital	144,302	142,557
Treasury stock, at cost (2,009 shares)	(22)	(22)
Accumulated other comprehensive loss	(27)	(1)
Accumulated deficit	(130,960)	(129,978)

Total stockholders’ equity	13,560	12,821

Total liabilities and stockholders’ equity	$112,731	$109,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2014	2013
(in thousands, except share and per share amounts)
Revenue	$29,137	$24,508
Cost of revenue	9,260	8,838

Gross profit	19,877	15,670
Operating expenses:
Research and development	5,422	5,476
General and administrative	3,520	4,777
Sales and marketing	11,873	12,682
Restructuring charges	4	146

Total operating expenses	20,819	23,081

Loss from operations	(942)	(7,411)
Interest and other (expense) income, net	(30)	2

Loss before income taxes	(972)	(7,409)
Provision for income taxes	(10)	(10)

Net loss	$(982)	$(7,419)

Basic and diluted net loss per share	$(0.04)	$(0.29)

Weighted-average number of common shares used in computing basic and diluted net loss per share	26,583,158	25,888,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2014	2013
(in thousands)
Net loss	$(982)	$(7,419)
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities	(8)	2
Foreign currency translation adjustments	(19)	(3)

Total other comprehensive income (loss)	(27)	(1)

Total comprehensive loss	$(1,009)	$(7,420)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
(in thousands)
Operating activities
Net loss	$(982)	$(7,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,155	3,158
Accretion of premium (discount) on marketable securities	(5)	(4)
Stock-based compensation expense	1,257	1,319
Provision for reserves on accounts receivable	30	7
Non-cash restructuring charge	—	92
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(299)	(475)
Prepaid expenses and other current assets	(32)	26
Other assets	(2)	(34)
Accounts payable	(779)	(1,176)
Accrued expenses	1,677	3,435
Other long-term liabilities	(45)	37
Deferred revenue	3,349	4,819

Net cash provided by operating activities	7,324	3,785

Investing activities
Purchases of property and equipment	(3,145)	(3,131)
Proceeds from maturities of marketable securities	2,750	—
Purchases of marketable securities	(2,500)	—

Net cash used in investing activities	(2,895)	(3,131)

Financing activities
Proceeds from exercise of stock options	490	512

Net cash provided by financing activities	490	512

Effect of currency exchange rate changes on cash	(19)	(3)
Net increase in cash and cash equivalents	4,900	1,163
Cash and cash equivalents, beginning of period	50,392	40,341

Cash and cash equivalents, end of period	$55,292	$41,504

Non cash investing activities
Acquisition of property and equipment included in accounts payable and accrued liabilities	$384	$1,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

Carbonite, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Carbonite, Inc. (the “Company”) was incorporated in the State of Delaware on February 10, 2005, and is a provider of backup and business continuity solutions. Our solutions provide advanced features packaged in an easy-to-use, cost effective and secure manner that are designed to address the specific needs of small and medium-sized business, or SMBs, and are also attractive to consumers and many large enterprises.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q, and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 5, 2014.

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

The Company sells its services primarily to small businesses and consumers. Payment for the majority of the Company’s sales occurs via credit card. The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. No customer represented 10% or more of the Company’s accounts receivable balance at March 31, 2014 and December 31, 2013. No customer accounted for 10% or more of the Company’s revenue for the periods ended March 31, 2014 and March 31, 2013.

Revenue Recognition

The Company derives revenue from cloud backup and business continuity solutions subscription services. These services are standalone independent service solutions, which are generally contracted for a one- to three-year term. Subscription arrangements include access to use the Company’s services via the internet. The Company recognizes revenue in accordance with ASC 605-10,

Overall Revenue Recognition. Subscription revenue is recognized ratably on a daily basis upon activation of service over the subscription period, when persuasive evidence of an arrangement with a customer exists, the subscription period has been activated, the price is fixed or determinable, and collection is reasonably assured. The Company’s software cannot be run on another entity’s hardware nor do customers have the right to take possession of the software and use it on their own or another entity’s hardware. Deferred revenues represent payments received from customers for subscription services prior to recognizing the revenue related to those payments.

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original purchase maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation.

Short-term investments in marketable securities are classified as available-for-sale and are recorded at fair value. Realized gains and losses and declines in value judged to be other-than-temporary are included in income based on the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments) are reported as a component of accumulated other comprehensive income (loss). As of March 31, 2014, the total cost basis of our marketable securities was $14.8 million.

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

Internal-use Software and Website Development

The Company follows the guidance of ASC 350-40, Internal Use Software and ASC 350-50, Website Development Costs, in accounting for its software and website development costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use, at which point the costs are amortized over the estimated useful life of the software. As of March 31, 2014, the Company capitalized $36 thousand of costs associated with internal-use software and capitalized no such costs as of December 31, 2013. There was no amortization of capitalized amounts as of March 31, 2014 and December 31, 2013.

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

3. Net Loss per Share

The Company calculates basic and diluted net loss per share of common stock by dividing the net loss by the weighted average number of unrestricted common shares outstanding for the period. The following potentially dilutive common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2014 and 2013 as they would be anti-dilutive due to the Company’s net losses (in thousands):

	As of March 31,
	2014	2013
Options to purchase common stock	3,479	3,729
Warrant	—	11
Restricted Stock Units	126	—

Total	3,605	3,740

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$15,643	$—	$—	$15,643	$15,644	$—	$—	$15,644
Marketable securities— U.S. treasury securities and time deposits	—	14,746	—	$14,746	—	14,994	—	14,994

Total	$15,643	$14,746	$—	$30,389	$15,644	$14,994	$—	$30,638

The Company’s marketable securities are classified as Level 2 within the fair value hierarchy as they are valued using professional pricing sources for comparable instruments, rather than direct observations of quoted prices in active markets.

5. Goodwill and Acquired Intangible Assets

At both March 31, 2014 and December 31, 2013, the carrying amount of goodwill was $11.5 million. Goodwill is not amortized. The Company reviews goodwill for impairment at least annually in the fourth quarter, or on an interim basis if an event or circumstance occurs indicating the potential for impairment. To date, the Company has had no impairments of goodwill.

Purchased intangible assets consist of the following (in thousands):

		March 31, 2014			December 31, 2013
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7.1	$2,980	$871	$2,109	$2,980	$761	$2,219
Customer relationships	6.5	1,580	484	1,096	1,580	401	1,179
Tradenames	8.0	400	78	322	400	58	342
Non-compete agreements	3.8	380	187	193	380	167	213

		$5,340	$1,620	$3,720	$5,340	$1,387	$3,953

The Company recorded amortization expense of $0.2 million and $0.3 million for the three months ended March 31, 2014 and March 31, 2013 respectively. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of trade names and non-compete agreements is recorded within general and administrative expenses. Future estimated amortization expense of acquired intangibles as of March 31, 2014 is as follows (in thousands):

Remainder of 2014	$658
2015	830
2016	608
2017	483
2018	463
Thereafter	678

$3,720

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued media spend	$2,972	$2,989
Accrued compensation	1,693	1,201
Accrued other expenses	4,509	3,966

Total accrued expenses	$9,174	$8,156

7. Stock-based Awards

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

The Company’s 2011 Plan provides for the issuance of stock options, restricted stock, restricted stock units, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the 2011 Plan, the Company reserved 1,662,000 shares of common stock for issuance thereunder. On January 1st of each year, beginning January 1, 2012, the number of shares reserved under the 2011 Plan will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s Board of Directors. As of March 31, 2014, 1,310,515 shares of common stock were available for future grant under the 2011 Plan.

Stock-based awards granted to employees generally vest over a three- or four-year period, and, in the case of stock options, expire ten years from the date of grant. Certain awards provide for accelerated vesting if there is a change of control, as defined in the 2005 Plan or 2011 Plan, as applicable. The Company has generally granted stock options at exercise prices not less than the fair market value of its common stock on the date of grant.

Stock Options

The following summarizes stock option activity under stock incentive plans for the three months ended March 31, 2014:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (2)
Outstanding at December 31, 2013	3,321,784	$9.97
Granted	372,000	10.78
Exercised	(151,029)	3.24
Cancelled	(63,262)	10.78

Outstanding at March 31, 2014	3,479,493	$10.33	7.95	$2,855

Exercisable as of March 31, 2014	1,327,802	$9.40	7.13	$2,152

Vested and expected to vest as of March 31, 2014(1)	3,002,956	$10.22	7.85	$2,738

(1)	Represents the number of vested stock options as of March 31, 2014, plus the number of unvested stock options expected to vest as of March 31, 2014, based on the unvested stock options outstanding at March 31, 2014, adjusted for estimated forfeitures.
(2)	The aggregate intrinsic value is calculated as the positive difference, if any, between the exercise price of the underlying stock options and the fair market value of the Company’s common stock on March 31, 2014.

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

	Three Months Ended March 31,
	2014	2013
Weighted-average fair value of common stock	$10.63	$9.62
Risk-free interest rate	2.10%	0.95%
Expected dividend yield	—%	—%
Expected volatility	53%	54%
Expected term (in years)	5.8 to 6.1	5.8 to 6.1

Restricted Stock Units

The Company recognizes non-cash compensation expense over the vesting term of restricted stock units. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. During February 2014, the Company issued 126,250 restricted stock units, which will be settled in shares of the Company’s common stock. Total stock-based compensation expense recognized for the restricted stock units was $29 thousand for the three months ended March 31 2014.

Number of Shares
Unvested at December 31, 2013	—
Granted	126,250
Vested	—
Unvested at March 31, 2014	126,250

Stock-based Compensation Expense

Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$117	$132
Research and development	260	236
General and administrative	652	650
Sales and marketing	228	301

Total stock-based compensation expense	$1,257	$1,319

8. Income Taxes

For each of the three months ended March 31, 2014 and 2013, the Company recorded a deferred tax provision of $10 thousand related to tax amortization of goodwill.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at March 31, 2014 and December 31, 2013.

The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ending December 31, 2010, 2011, 2012, and 2013 although carryforward attributes that were generated prior to tax year 2010 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress.

9. Commitments and Contingencies

Operating Leases

The Company leases various facilities under leases that expire at varying dates through 2020. Certain of these leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, and maintenance.

The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters), Lewiston, Maine, and Sunnyvale, California. The Company has lease agreements to rent data center space in Wakefield, Massachusetts, Phoenix, Arizona, and Chandler, Arizona. The Company also maintains a hosting service agreement with a third-party data center vendor in Somerville, Massachusetts, that is subject to annual renewal and a 120 day cancellation right. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases. At both March 31, 2014 and December 31, 2013, $0.5 million was included in accrued expenses and other long-term liabilities, respectively, related to the deferred rent.

Future non-cancellable minimum lease payments under all operating leases as of March 31, 2014, are as follows (in thousands):

	Office Leases (1)	Data Center Leases	Total
Remainder of 2014	$1,321	$1,710	$3,031
2015	1,540	2,411	3,951
2016	1,583	855	2,438
2017	179	816	995
2018	182	205	387
Thereafter	233	—	233

	$5,038	$5,997	$11,035

(1)	Subsequent to March 31, 2014, the Company entered into a lease for a new corporate headquarters in Boston, Massachusetts. The Company estimates the aggregate future minimum lease payments of approximately $19.4 million will begin in 2015. The lease is expected to expire in 2024.

Other Non-cancellable Commitments

As of March 31, 2014, the Company had non-cancellable commitments to vendors of $6.1 million payable in the remainder of 2014, $1.1 million payable in 2015, $0.5 million payable in 2016, $0.5 million payable in 2017, and $0.1 million payable thereafter, primarily consisting of advertising, marketing and broadband services contracts.

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

In the ordinary course of business, the Company is involved in litigation incidental to its business; however, the Company’s management is not aware of any other pending legal proceeding or other loss contingency, whether asserted or unasserted, affecting the Company, for which it might become liable, or the outcome of which management expects to have a material impact on the Company.

10. Retirement Plan

The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. Total expense for the Company’s matching contributions to the plan was $0.2 million for the periods ended March 31, 2014 and March 31, 2013.

11. Revolving Credit Facility

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

12. Restructuring

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

As of March 31, 2014 and December 31 2013, the Company had no amounts accrued related to restructuring.

13. Related Party Transactions

In March 2014, in connection with an affiliate’s exercise of stock options, the Company received $0.3 million from the affiliate for remittance of payroll taxes on his behalf. The remittance was made to the applicable taxing authorities in April 2014, when due.

14. Subsequent Events

In May 2014, the Company entered into a lease for a new corporate headquarters in Boston, Massachusetts. The Company estimates the aggregate future minimum lease payments of approximately $19.4 million will begin in 2015. The lease is expected to expire in 2024. Upon execution of the lease agreement, the Company is required to maintain a letter of credit totaling approximately $789 thousand for the benefit of the landlord of the Company’s corporate headquarters lease. The landlord can draw against the letter of credit in the event of default by the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed on March 5, 2014 with the Securities and Exchange Commission.

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

Overview

We are a provider of backup and business continuity solutions. Our solutions provide advanced features packaged in an easy-to-use, cost-effective and secure manner, and are designed to address the specific needs of small and medium-sized businesses, or SMBs, while also being attractive to consumers and larger enterprises.

While we historically focused on the consumer market for our solutions, we have more recently shifted our attention to the SMB market. In October 2012, we acquired Zmanda, Inc. and believe this acquisition has enhanced our SMB solutions by introducing hybrid solutions that backup databases and file systems to the cloud or to local disk enabling SMBs to obtain all of their backup solutions from one vendor.

We derive our revenue from subscription fees. We generally charge customers the full subscription amount at the beginning of each subscription period. Our tiered business offerings provide a fixed amount of cloud storage for an unlimited number of connected devices while customers can purchase additional cloud storage at any time after the commencement of a subscription. For consumers, we offer three different annual cloud backup solutions, each including unlimited storage for one computer.

We invest in customer acquisition because we believe that the market for our backup and business continuity solutions is in the early stage of development. Our sales model is designed to sell large volumes of our solutions to SMBs globally both directly and through our sales network, including through distributors, value-added resellers, volume resellers, and major retailers. Our inside sales force supplements our channel efforts by, for example, following up on leads generated by our marketing programs and actively working to fulfill sales through our channel relationships. We support our go-to-market network with a marketing approach that leverages our established brand in order to drive market awareness and demand generation among the broad population of SMBs and consumers.

As we grow our business we continue to invest in additional storage and infrastructure. Our operating costs continue to grow as our customers store more data, principally as a result of our investment in customer acquisition and research and development. We expect to continue to devote substantial resources to customer acquisition, improving our technologies, and expanding our solutions. In addition, we expect to invest heavily in our operations to support anticipated growth and public company reporting and compliance obligations. We defer revenue over our customers’ subscription periods, but expense marketing costs as incurred. As a result of these factors, we expect to continue to incur GAAP operating losses on an annual basis for the foreseeable future.

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

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key metrics, to evaluate our business:

•	Bookings. We calculate bookings as revenue recognized during a particular period plus the change in total deferred revenue (excluding deferred revenue recorded in connection with acquisitions) during the same period. Our management uses this measure as a proxy for cash receipts. Bookings represent the aggregate dollar value of customer subscriptions received by us during a period. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period.

•	Annual retention rate. We calculate annual retention rate as the percentage of customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter. Our management uses these measures to determine the stability of our customer base and to evaluate the lifetime value of our customer relationships.

•	Renewal rate. We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented. Our management uses this measure to monitor trends in customer renewal activity.

•	Free cash flow. We calculate free cash flow as net cash provided by (used in) operating activities, less purchases of property and equipment, and adjusted for the payments related to corporate headquarter relocation. Our management uses this measure to evaluate our operating results.

Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue, but may result in material monthly and quarterly variances in one or more of the key business metrics described above.

Performance Highlights

The following table presents our performance highlights for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentage data)
Key metrics:
Bookings	$32,486	$29,327
Annual retention rate	84%	85%
Renewal rate	80%	82%
Free cash flow	$4,243	$654

Our bookings increased over the periods presented and we continue to invest in customer acquisition in an effort to drive continued growth in bookings, with bookings for our small business solutions representing 28% of total bookings for the first quarter of 2014, up from 24% in the first quarter of 2013.

Our free cash flow for the three months ended March 31, 2014 improved by $3.6 million compared to the three months ended March 31, 2013 principally driven by growth in bookings and increased efficiencies in our business model.

Key Components of our Consolidated Statements of Operations

Revenue

We derive our revenue principally from subscription fees related to our service solutions. We typically charge a customer’s credit card or invoice a customer the full price of the subscription at the commencement of the subscription period and at each renewal date, unless the customer decides not to renew the subscription. We initially record a customer subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period.

Cost of revenue

Cost of revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, depreciation of equipment, amortization of developed technology, rent, utilities and broadband, equipment maintenance, software license fees, and allocated overhead. The expenses related to hosting our services and supporting our customers are related to the number of customers and the complexity of our services and hosting infrastructure. We have also experienced a downward trend in the cost of storage equipment and broadband service, which we expect will continue in the future. We expect these expenses to increase in absolute dollars as we continue to increase the volume of customer data that we store and the complexity of our services, but decrease as a percentage of revenue.

Gross profit and gross margin

Our gross margins have expanded as the result of introducing higher priced solutions targeting both SMBs and consumers, price increases on our solutions, a downward trend in the cost of storage equipment and services, and efficiencies of our customer support personnel in supporting our customers. We expect these trends to continue.

Operating expenses

Research and development. Research and development expenses consist primarily of wages and benefits for development personnel, consulting fees, rent, and depreciation. We have focused our research and development efforts on both improving ease of use, functionality and technological scalability of our existing solutions and developing new solutions. The majority of our research and development employees are located at our corporate headquarters in the U.S. We expect that research and development expenses will increase in absolute dollars on an annual basis as we continue to enhance and expand our services, but decrease as a percentage of revenue over time, as we expect to grow our revenue at a faster rate.

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

Sales and marketing. Sales and marketing expenses consist primarily of advertising costs, wages, commissions and benefits for sales and marketing personnel, creative expenses for advertising programs, credit card fees, commissions paid to third-party partners and affiliates, and the cost of providing free trials. The largest component of sales and marketing expense is advertising for customer acquisition, which includes television, radio, online, and print advertisements as well as the costs associated with cooperative marketing programs developed with our channel partners, promotional events, and web seminars. Online search costs consist primarily of pay-per-click payments to search engine operators. Advertising costs and sales commissions are expensed as incurred. To date, marketing and advertising costs have been incurred principally in the U.S., but we may increase our marketing and advertising expenditures in other countries. We expect that we will continue to commit significant resources to our sales and marketing efforts to grow our business and awareness of our brand and solutions. We expect that sales and marketing expenses will continue to increase in absolute dollars on an annual basis, but decrease as a percentage of revenue, as we expect to grow our revenue at a faster rate.

Restructuring charges. Restructuring charges consists of charges incurred related to the restructuring of our Carbonite China operations, which are now dormant.

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

We consider the assumptions and estimates associated with revenue recognition, business combinations, goodwill and acquired intangible assets, income taxes and stock-based compensation to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies since December 31, 2013. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed on March 5, 2014 with the Securities and Exchange Commission.

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

	Three Months Ended March 31,
	2014	2013
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%
Cost of revenue	31.8	36.1

Gross profit	68.2	63.9
Operating expenses:
Research and development	18.6	22.3
General and administrative	12.1	19.5
Sales and marketing	40.7	51.8
Restructuring charges	—	0.6

Total operating expenses	71.4	94.2

Loss from operations	(3.2)	(30.3)

Loss before income taxes	(3.3)	(30.3)

Provision for income taxes	—	—

Net loss	(3.4)%	(30.3)%

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenue

	Three Months Ended March 31,
	2014	2013	Change
	(in thousands, except percentage data)
Revenue	$29,137	$24,508	$4,629	18.9%

Revenue increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to increases in the average selling prices for our SMB and consumer solutions.

Cost of revenue, gross profit, and gross margin

	Three Months Ended March 31,
	2014	2013	Change
	(in thousands, except percentage data)
Cost of revenue	$9,260	$8,838	$422	4.8%
Percent of revenue	31.8%	36.1%
Components of cost of revenue:
Personnel related costs	$2,801	$2,775	$26	1.0%
Hosting and depreciation costs	$5,470	$5,073	$397	7.8%
Third-party outsourcing costs, software, amortization and other	$989	$990	$(1)	—%

Total cost of revenue	$9,260	$8,838	$422	4.8%
Gross profit	$19,877	$15,670	$4,207	26.8%
Gross margin	68.2%	63.9%

Our gross margin improvement for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is driven by sales growth of higher margin SMB products, efficiencies realized in our data centers, as well as operating efficiencies realized as we continue to scale our customer service organization. The slight increase in total costs is due primarily to an increase in storage costs associated with storing a larger volume of customer data.

Operating expenses

Research and development

	Three Months Ended March 31,
	2014	2013	Change
	(in thousands, except percentage data)
Research and development	$5,422	$5,476	$(54)	1.0%
Percent of revenue	18.6%	22.3%
Components of cost of research and development:
Personnel related costs	$4,203	$4,408	$(205)	4.7%
Third-party outsourcing costs	$656	$423	$233	55.1%
Hosting, independent contractors and other	$563	$645	$(82)	12.7%

Total research and development	$5,422	$5,476	$(54)	1.0%

Research and development expenses remained consistent for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 as a result of a decrease in personnel costs offset by an increase in spending on third-party storage costs.

General and administrative

	Three Months Ended March 31,
	2014	2013	Change
	(in thousands, except percentage data)
General and administrative	$3,520	$4,777	$(1,257)	26.3%
Percent of revenue	12.1%	19.5%
Components of general and administrative:
Personnel related costs	$2,150	$1,967	$183	9.3%
Professional fees	$812	$2,027	$(1,215)	59.9%
Sales tax, consulting and other	$558	$783	$(225)	28.7%

Total general and administrative	$3,520	$4,777	$(1,257)	26.3%

General and administrative expenses decreased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to a decrease of $1.2 million in professional fees related to legal costs associated with litigation.

Sales and marketing

	Three Months Ended March 31,
	2014	2013	Change
	(in thousands, except percentage data)
Sales and marketing	$11,873	$12,682	$(809)	6.4%
Percent of revenue	40.7%	51.8%
Components of sales and marketing:
Personnel related costs	$2,647	$2,430	$217	8.9%
Advertising costs	$5,420	$7,334	$(1,914)	26.1%
Costs of credit card transactions and offering free trials	$1,504	$1,449	$55	3.8%
Outside commissions, agency fees and other	$2,302	$1,469	$833	56.7%

Total sales and marketing	$11,873	$12,682	$(809)	6.4%

Sales and marketing expenses decreased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to the $1.9 million decrease in advertising, partially offset by investments made in sales and marketing efforts focused on expanding our presence in the SMB market.

Other Financial Data

In addition to our results discussed above determined under GAAP, we believe that bookings, annual retention rate, renewal rate, and free cash flow are useful to investors in evaluating our operating performance. Management considers these financial and operating metrics critical to understanding our business, reviewing our historical performance, measuring and identifying current and future trends, and for planning purposes. Securities analysts also frequently use bookings and free cash flow as supplemental measures to evaluate the overall performances of companies.

	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentage data)
Key metrics:
Bookings (1)	$32,486	$29,327
Annual retention rate (2)	84%	85%
Renewal rate (3)	80%	82%
Free cash flow (4)	$4,243	$654

(1)	We define bookings as revenue recognized during the period plus the change in total deferred revenue (excluding deferred revenue recorded in connection with acquisitions) during the same period.
(2)	We define annual retention rate as the percentage of customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter.
(3)	We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented.
(4)	We define free cash flow as net cash provided by (used in) operating activities, less capital expenditures, and adjusted for the cash portion of the lease exit charge.

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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenue	$29,137	$24,508
Add change in deferred revenue	3,349	4,819

Bookings	$32,486	$29,327

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash provided by operating activities	$7,324	$3,785
Add cash payments related to corporate headquarter relocation	64	—
Subtract capital expenditures	(3,145)	(3,131)

Free cash flow	$4,243	$654

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents and marketable securities of $70.0 million, which consisted of cash, money market funds, U.S. agency and treasury securities, and certificates of deposit. We have available borrowings under our revolving credit facility of $25 million, which we can draw down on through September 30, 2014.

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

Cash flows

The following table summarizes our net cash inflows (outflows) for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$7,324	$3,785
Net cash used in investing activities	$(2,895)	$(3,131)
Net cash provided by financing activities	$490	$512

Operating activities

Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.

In the three months ended March 31, 2014, cash provided by operating activities was $7.3 million, which was primarily driven by a $3.3 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included non-cash charges of $4.4 million, including $3.2 million of depreciation and amortization and $1.3 million of stock based compensation. These cash inflows were partially offset by our net loss of $1.0 million.

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

Investing activities

In the three months ended March 31, 2014, cash used in investing activities was $2.9 million, consisting of capital expenditures of $3.1 million.

In the three months ended March 31, 2013, cash used in investing activities was $3.1 million, consisting of capital expenditures primarily for server equipment and other data center infrastructure.

Financing activities

In the three months ended March 31, 2014, cash provided by financing activities was $0.5 million, consisting of net proceeds from the exercise of stock options.

In the three months ended March 31, 2013, cash provided by financing activities was $0.5 million, consisting of net proceeds from the exercise of stock options.

Off-balance sheet arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations at March 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Office lease obligations (1)	$5,038	$1,705	$2,963	$370	$—
Hosting facility lease obligations	5,997	2,373	2,802	822	—
Other purchase commitments	8,312	6,438	1,647	227	—

Total	$19,347	$10,516	$7,412	$1,419	$—

(1)	Subsequent to March 31, 2014, we entered into a lease for our new corporate headquarters in Boston, Massachusetts. We estimate the aggregate future minimum lease payments of approximately $19.4 million will begin in 2015. The lease is expected to expire in 2024.

The commitments under our office lease obligations shown above consist primarily of lease payments for our Boston, Massachusetts corporate headquarters and our Lewiston, Maine customer support facility.

We also lease a small amount of general office space in Sunnyvale, California under a lease agreement that expires in March 2020.

Our Lewiston, Maine support facility lease expires on June 1, 2016. We may terminate this lease at any time after May 31, 2013 with six months’ notice. The lease contains a renewal option for an additional two years, and requires us to pay a proportion of increases in operating expenses and real estate taxes after January 1, 2013.

The commitment under our hosting facility obligations shown above consists of Somerville, Massachusetts, Wakefield, Massachusetts, Chandler, Arizona, and Phoenix, Arizona data centers.

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

Interest Rate Fluctuation Risk

Our cash consists of interest bearing bank accounts. We did not have long-term borrowings as of March 31, 2014. Interest income is sensitive to changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash equivalents and marketable securities are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. In the event that we borrow under our revolving credit facility, which bears interest at the lender’s prime rate plus 0.25%, we would be exposed to interest rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In addition to the Oasis Research lawsuit, from time to time, we have been and may become involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we are not presently involved in any other legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

We experienced net losses of $23.5 million for 2011, $18.9 million for 2012, $10.6 million for 2013, and $1.0 million for the three months ended March 31, 2014, respectively, and have an accumulated deficit of $131.0 million as of March 31, 2014. We do not expect to be profitable for the foreseeable future. We expect to continue making significant expenditures to develop and expand our business, including for advertising, customer acquisition, technology infrastructure, storage capacity, product development, and international expansion, in an effort to increase and service our customer base. We also expect that our quarterly results may fluctuate due to a variety of factors described elsewhere in this Quarterly Report on Form 10-Q, including the timing and amount of our advertising expenditures, which are seasonal, as well as the timing and amount of expenditures related to the development of technologies and solutions and to defend intellectual property infringement and other claims. In addition, as a public company, we incur significant legal, accounting, and other expenses, including increased costs for director and officer liability insurance that we did not incur as a private company. We may also incur increased losses and negative cash flow in the future for a number of reasons, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events. For these reasons, we expect to continue to record net losses for the next several years and we may not be able to achieve or maintain positive cash flow from operations or profitability.

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

Our brand, reputation, and ability to attract, retain and serve our customers are dependent upon the reliable performance of our websites, network infrastructure and payment systems, and our customers’ ability to readily access their stored files. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down our websites’ performance and our customers’ ability to access their stored files, or made our websites and infrastructure inaccessible, and we may experience interruptions in the future. In addition, while we operate and maintain the primary elements of our websites and network infrastructure, some elements of this complex system are operated by third parties that we do not control and that would require significant time to replace. We expect this dependence on third parties to increase. In particular, we utilize Amazon Web Services and Google Cloud Storage to provide us with computing and storage capacity pursuant to agreements that continue until terminated upon written notice by either party. Interruptions in our systems or the third-party systems on which we rely, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our websites and infrastructure and prevent us from being able to continuously back up our customers’ data or our customers from accessing their stored data.

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

We host our services and serve all of our customers from our own network servers or from third-party systems such as Amazon Web Services and Google Cloud Storage, all of which are located in data center facilities operated by third parties. While we control and have access to our own network servers and all of the components of our network, we do not control third-party systems or the operation of network servers located in data center facilities operated by third parties. Our data center leases expire at various times in 2015, 2016, and 2018 with rights of extension, and a separate data center hosting arrangement is cancellable by us upon 120 days’ notice. Our third-party storage system agreements continue until terminated upon written notice by either party. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer our servers to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Problems faced by our third-party data center facilities, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data center operators could decide to close their facilities without adequate notice. Our third-party data center facilities are also vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events. The occurrence of a natural disaster, power failure or an act of terrorism, vandalism or other misconduct, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services. The occurrence of any of the foregoing events could damage our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, that may result from interruptions in our service as a result of system failures.

In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Finally, if our third-party data center providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, or other performance problems with our services could harm our reputation and may damage our customers’ stored files. Interruptions in our services might reduce our revenue, cause us to issue credits or refunds to customers, subject us to potential liability, or harm our renewal rates.

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

On February 10, 2014, David Friend, our founder, chairman, president, and chief executive officer informed our board of directors that he would resign as our president and chief executive officer effective upon his successor being named and thereafter become executive chairman of our board of directors. Our board of directors has engaged a search firm to conduct a search for a new president and chief executive officer to lead Carbonite. To the extent that (i) there is a delay in selecting Mr. Friend’s successor, (ii) Mr. Friend chooses not to continue as our president and chief executive officer until his successor is appointed, or (iii) Mr. Friend’s successor is not successfully integrated, our business could be negatively impacted.

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

Our future success and competitive position depend in large part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. CARBONITE is a registered trademark in the U.S. and in over 30 other countries, including countries in the European Union. Carbonite also has additional registrations and pending applications for additional marks in the U.S. and other countries, including but not limited to “Carbonite The Better Backup Plan”, Green Dot Logo, “Back it up. Get it back”, “Because Your Life is On Your Computer”, Carbonite and the Green Dot Logo, Carbonite Lock Logo and Chinese character representations for Carbonite. We cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We currently have five issued patents and 17 pending patent applications in the U.S. and internationally. We cannot assure you that any patents will issue from any such patent applications, that patents that issue from such applications will give us the protection that we seek, or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.

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

If our existing stockholders sell, or indicate an intent to sell, a substantial number of shares of our common stock in the public market, the trading price of our common stock could decline significantly. Two of our largest shareholders are venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of their funds, their decision to sell or hold our common stock may be based not only on the underlying investment merits of our securities but also on the requirements of their internal fund structure. Additionally, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates beneficially own approximately 22.1 million shares of our common stock, which represents 82.9% of our issued and outstanding shares of common stock as of March 31, 2014. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On August 10, 2011, our registration statement on Form S-1 (File No. 333-174139) was declared effective for our initial public offering.

The net proceeds to us from our initial public offering have been invested in money market funds and U.S. agency and treasury securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of Carbonite, Inc.

3.2(2)	Amended and Restated By-Laws of Carbonite, Inc.

10.1	Lease Agreement with the Abbey Lafayette Operating LLC, dated May 5, 2014.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.1 to Registrant Form 10-Q for the quarterly period ended September 30, 2011 filed with the Securities and Exchange Commission on November 10, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 13, 2011, and incorporated herein by reference.
*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated: May 6, 2014	By:	/s/ David Friend
David Friend
Chief Executive Officer

Dated: May 6, 2014	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer