Form 10-Q
period 2014-06-30
Carbonite Inc
filed 2014-08-05
CIK 1340127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 26,881,340 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Carbonite, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
	(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$57,356	$50,392
Marketable securities	15,002	14,994
Trade accounts receivable, less allowances for doubtful accounts of $146 and $93	2,248	1,876
Prepaid expenses and other current assets	3,629	3,122

Total current assets	78,235	70,384
Property and equipment, net	20,630	22,111
Other assets	1,064	1,177
Acquired intangible assets, net	3,494	3,953
Goodwill	11,536	11,536

Total assets	$114,959	$109,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,869	$3,810
Accrued expenses	8,658	8,156
Current portion of deferred revenue	73,334	69,498

Total current liabilities	85,861	81,464
Deferred revenue, net of current portion	14,337	14,502
Other long-term liabilities	1,209	374

Total liabilities	101,407	96,340
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at June 30, 2014 and December 31, 2013; 26,848,201 and 26,539,975 shares outstanding at June 30, 2014 and December 31, 2013, respectively	268	265
Additional paid-in capital	146,815	142,557
Treasury stock, at cost (2,009 shares)	(22)	(22)
Accumulated other comprehensive loss	(13)	(1)
Accumulated deficit	(133,496)	(129,978)

Total stockholders’ equity	13,552	12,821

Total liabilities and stockholders’ equity	$114,959	$109,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(in thousands, except share and per share amounts)
Revenue	$30,295	$26,216	$59,433	$50,724
Cost of revenue	9,721	8,455	18,982	17,293

Gross profit	20,574	17,761	40,451	33,431
Operating expenses:
Research and development	6,153	4,901	11,575	10,377
General and administrative	3,831	3,528	7,351	8,305
Sales and marketing	13,132	11,511	25,005	24,193
Restructuring charges	5	126	8	272

Total operating expenses	23,121	20,066	43,939	43,147

Loss from operations	(2,547)	(2,305)	(3,488)	(9,716)
Interest and other income (expense), net	21	(2)	(10)	—

Loss before income taxes	(2,526)	(2,307)	(3,498)	(9,716)
Provision for income taxes	(10)	(10)	(20)	(20)

Net loss	$(2,536)	$(2,317)	$(3,518)	$(9,736)

Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.13)	$(0.38)

Weighted-average number of common shares used in computing basic and diluted net loss per share	26,768,786	26,014,409	26,676,485	25,951,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(in thousands)
Net loss	$(2,536)	$(2,317)	$(3,518)	$(9,736)
Other comprehensive income (loss):
Net unrealized loss on marketable securities	(6)	(14)	(8)	(12)
Foreign currency translation adjustments	20	(1)	(5)	(4)

Total other comprehensive income (loss)	14	(15)	(13)	(16)

Total comprehensive loss	$(2,522)	$(2,332)	$(3,531)	$(9,752)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
(in thousands)
Operating activities
Net loss	$(3,518)	$(9,736)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,296	6,319
Accretion of discount on marketable securities	(12)	(8)
Stock-based compensation expense	2,854	2,484
Provision for reserves on accounts receivable	53	10
Non-cash restructuring charge	—	173
Changes in assets and liabilities:
Accounts receivable	(425)	(594)
Prepaid expenses and other current assets	(507)	68
Other assets	113	(94)
Accounts payable	759	(1,714)
Accrued expenses	481	4,206
Other long-term liabilities	835	50
Deferred revenue	3,671	6,026

Net cash provided by operating activities	10,600	7,190

Investing activities
Purchases of property and equipment	(5,040)	(5,345)
Proceeds from maturities of marketable securities	6,000	5,000
Purchases of marketable securities	(6,000)	(5,000)

Net cash used in investing activities	(5,040)	(5,345)

Financing activities
Proceeds from exercise of stock options	1,408	1,368

Net cash provided by financing activities	1,408	1,368

Effect of currency exchange rate changes on cash	(4)	(4)
Net increase in cash and cash equivalents	6,964	3,209
Cash and cash equivalents, beginning of period	50,392	40,341

Cash and cash equivalents, end of period	$57,356	$43,550

Non cash investing activities
Acquisition of property and equipment included in accounts payable and accrued expenses	(684)	(1,586)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Carbonite, Inc. (the “Company”) was incorporated in the State of Delaware on February 10, 2005, and is a provider of hybrid backup and recovery solutions. Our solutions provide advanced features packaged in an easy-to-use, cost effective and secure manner that are designed to address the specific needs of small and medium-sized business, or SMBs, and are also attractive to consumers and larger enterprises.

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

The Company sells its services primarily to small businesses and consumers. Payment for the majority of the Company’s sales occurs via credit card. The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. The Company had one customer that represented 10% or more of the Company’s accounts receivable balance at June 30, 2014. At December 31, 2013, no customer represented 10% or more of the Company’s accounts receivable balance. No customer accounted for 10% or more of the Company’s revenue for the three and six month periods ended June 30, 2014 and June 30, 2013.

Revenue Recognition

The Company derives revenue from hybrid backup and recovery solutions subscription services. These services are standalone independent service solutions, which are generally contracted for a one-to three-year term. Subscription arrangements include access to use the Company’s services via the internet. The Company recognizes revenue in accordance with ASC 605-10, Overall Revenue Recognition. Subscription revenue is recognized ratably on a daily basis upon activation of service over the subscription period, when persuasive evidence of an arrangement with a customer exists, the subscription period has been activated, the price is fixed or determinable, and collection is reasonably assured. Deferred revenues represent payments received from customers for subscription services prior to recognizing the revenue related to those payments.

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original purchase maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation.

Short-term investments in marketable securities are classified as available-for-sale and are recorded at fair value. Realized gains and losses and declines in value judged to be other-than-temporary are included in income based on the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments) are reported as a component of accumulated other comprehensive income (loss). As of June 30, 2014, the total cost basis of our marketable securities was $15.0 million.

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

Internal-use Software and Website Development

The Company follows the guidance of ASC 350-40, Internal Use Software and ASC 350-50, Website Development Costs, in accounting for its software and website development costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use, at which point the costs are amortized over the estimated useful life of the software. As of June 30, 2014, the Company capitalized $0.3 million of costs associated with internal-use software and capitalized no such costs as of December 31, 2013. As the software has not yet been placed in service, there was no amortization of capitalized amounts as of June 30, 2014 and December 31, 2013.

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

3. Net Loss per Share

The Company calculates basic and diluted net loss per share of common stock by dividing the net loss by the weighted average number of unrestricted common shares outstanding for the period. The following potentially dilutive common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2014 and 2013 as they would be anti-dilutive due to the Company’s net losses (in thousands):

	As of June 30,
	2014	2013
Options to purchase common stock	3,384	3,716
Warrant	—	11
Restricted Stock Units	437	—

Total	3,821	3,727

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$15,643	$—	$—	$15,643	$15,644	$—	$—	$15,644
Marketable securities—U.S. treasury securities and time deposits	—	15,002	—	15,002	—	14,994	—	14,994

Total	$15,643	$15,002	$—	$30,645	$15,644	$14,994	$—	$30,638

The Company’s marketable securities are classified as Level 2 within the fair value hierarchy as they are valued using professional pricing sources for comparable instruments, rather than direct observations of quoted prices in active markets.

5. Goodwill and Acquired Intangible Assets

At both June 30, 2014 and December 31, 2013, the carrying amount of goodwill was $11.5 million. Goodwill is not amortized. The Company reviews goodwill for impairment at least annually in the fourth quarter, or on an interim basis if an event or circumstance occurs indicating the potential for impairment. To date, the Company has had no impairments of goodwill.

Purchased intangible assets consist of the following (in thousands):

		June 30, 2014			December 31, 2013
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7.1	$2,980	$980	$2,000	$2,980	$761	$2,219
Customer relationships	6.5	1,580	562	1,018	1,580	401	1,179
Tradenames	8.0	400	84	316	400	58	342
Non-compete agreements	3.8	380	220	160	380	167	213

		$5,340	$1,846	$3,494	$5,340	$1,387	$3,953

The Company recorded amortization expense of $0.2 million for each of the three month periods ended June 30, 2014 and June 30, 2013, and $0.5 million for each of the six month periods ended June 30, 2014 and June 30, 2013. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of trade names and non-compete agreements is recorded within general and administrative expenses. Future estimated amortization expense of acquired intangibles as of June 30, 2014 is as follows (in thousands):

Remainder of 2014	$431
2015	830
2016	608
2017	483
2018	463
Thereafter	679

$3,494

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued media spend	$1,920	$2,989
Accrued compensation	1,628	1,201
Accrued other expenses	5,110	3,966

Total accrued expenses	$8,658	$8,156

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

The Company’s 2011 Plan provides for the issuance of stock options, restricted stock, restricted stock units, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the 2011 Plan, the Company reserved 1,662,000 shares of common stock for issuance thereunder. On January 1st of each year, beginning January 1, 2012, the number of shares reserved under the 2011 Plan increased or will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s Board of Directors. As of June 30, 2014, 1,252,889 shares of common stock were available for future grant under the 2011 Plan.

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

Stock Options

The following summarizes stock option activity under stock incentive plans for the six months ended June 30, 2014:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (2)
Outstanding at December 31, 2013	3,321,784	$9.97		7,738
Granted	547,000	10.43
Exercised	(300,960)	4.66
Cancelled	(184,230)	10.51

Outstanding at June 30, 2014	3,383,594	$10.48	8.05	$6,450

Exercisable as of June 30, 2014	1,392,203	$9.93	7.14	$3,255

Vested and expected to vest as of June 30, 2014(1)	2,951,989	$10.42	7.93	$5,775

(1)	Represents the number of vested stock options as of June 30, 2014, plus the number of unvested stock options expected to vest as of June 30, 2014, based on the unvested stock options outstanding at June 30, 2014, adjusted for estimated forfeitures.
(2)	The aggregate intrinsic value is calculated as the positive difference, if any, between the exercise price of the underlying stock options and the fair market value of the Company’s common stock on June 30, 2014.

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

	Six Months Ended June 30,
	2014	2013
Weighted-average fair value of common stock	$10.60	$9.92
Risk-free interest rate	2.06%	0.95% to 1.01%
Expected dividend yield	—%	—%
Expected volatility	52%	54%
Expected term (in years)	5.8 to 6.3	5.8 to 6.1

Restricted Stock Units

The Company recognizes non-cash compensation expense over the vesting term of restricted stock units. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. During the three and six months ended June 30, 2014, the Company granted 333,611 and 459,861 restricted stock units, respectively. Upon vesting and settlement, each restricted stock unit entitles the holder to receive one share of common stock. Total stock-based compensation expense recognized for the restricted stock units was $0.1 million for the six months ended June 30, 2014.

The following table summarizes restricted stock unit activity for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2013	—	$—
Restricted stock units granted	459,861	10.77
Restricted stock units vested	(7,266)	10.17
Restricted stock units cancelled	(15,544)	10.47

Unvested restricted stock units as of June 30, 2014	437,051	$10.79

Stock-based Compensation Expense

Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$126	$164	$243	$296
Research and development	504	162	764	398
General and administrative	707	514	1,359	1,164
Sales and marketing	260	325	488	626

Total stock-based compensation expense	$1,597	$1,165	$2,854	$2,484

8. Income Taxes

For each of the three months ended June 30, 2014 and 2013, the Company recorded a deferred tax provision of $10 thousand related to tax amortization of goodwill. For each of the six month periods ended June 30, 2014 and 2013, the Company recorded a deferred tax provision of $20 thousand related to the tax amortization of goodwill.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at June 30, 2014 and December 31, 2013.

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

9. Commitments and Contingencies

Operating Leases

The Company leases various facilities under leases that expire at varying dates through 2024. Certain of these leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, and maintenance.

The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters), Lewiston, Maine, and Sunnyvale, California. The Company has lease agreements to rent data center space in Wakefield, Massachusetts, Phoenix, Arizona, and Chandler, Arizona. The Company also maintains a hosting service agreement with a third-party data center vendor in Somerville, Massachusetts, that is subject to annual renewal and a 120 day cancellation right. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases. At June 30, 2014 and December 31, 2013, $1.4 million and $0.5 million, respectively, is included in accrued expenses and other long-term liabilities related to the deferred rent.

In May 2014, the Company entered into a lease agreement for its new corporate headquarters in Boston, Massachusetts. The initial term of the lease of ten years and one month expires on December 31, 2024, and the Company has the option to extend the original term of the lease for one successive five year period. Upon execution of the lease agreement, the Company was required to post a security deposit of $0.8 million, which the Company will maintain as a letter of credit. The Company’s landlord can draw against this letter of credit in the event of default by the Company. The facility was made available to the Company to begin its build-out on June 1, 2014, and as such, the Company began recording rent expense at that time. In accordance with the lease, the Company will receive a tenant improvement allowance throughout the build-out period. The rent expense is recorded net of the allowance over the term of the lease. The leasehold improvements associated with the initial build-out will be amortized over the initial term of the lease beginning on the date the facility is first occupied. Any additional leasehold improvements made during the course of occupancy will be amortized over the shorter of the useful life or remaining life of the lease.

Future non-cancellable minimum lease payments under all operating leases as of June 30, 2014, are as follows (in thousands):

	Office Leases	Data Center Leases	Total
Remainder of 2014	$1,008	$1,159	$2,167
2015	2,769	2,396	5,165
2016	3,476	856	4,332
2017	2,081	820	2,901
2018	2,181	271	2,452
Thereafter	12,652	—	12,652

	$24,167	$5,502	$29,669

At June 30, 2014, the Company subleased certain office space to third parties that is included in the above table. Total sublease income under contractual terms is $1.5 million, with both the sublease and the underlying lease expiring in December 2016.

Other Non-cancellable Commitments

As of June 30, 2014, the Company had non-cancellable commitments to vendors primarily consisting of advertising, marketing and broadband services contracts, as follows (in thousands):

Commitments
Remainder of 2014	$6,042
2015	1,028
2016	526
2017	469
2018	150

$8,215

Litigation

In August 2010, Oasis Research, LLC (“Oasis Research”), a non-practicing entity, filed a lawsuit against the Company and several of its competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that the Company’s cloud backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research sought an award for damages in an unspecified amount. A trial was held in March 2013 and a jury verdict was returned against Oasis Research that found all of the asserted patents invalid. The court has not yet entered a judgment against Oasis Research and the parties are awaiting decision on certain post-trial motions. The Company is not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time.

In the ordinary course of business, the Company is involved in litigation incidental to its business; however, the Company’s management is not aware of any other pending legal proceeding or other loss contingency, whether asserted or unasserted, affecting the Company, for which it might become liable, or the outcome of which management expects to have a material impact on the Company.

10. Retirement Plan

The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. For each of the three months ended June 30, 2014 and 2013, the total expense for the Company’s matching contributions to the plan were $0.2 million. For the six month periods ended June 30, 2014 and 2013, the total expense for the Company’s matching contributions to the plan were $0.4 million and $0.3 million, respectively.

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

12. Restructuring

In November 2012, the Company adopted a plan to restructure its workforce in China. Activities related to this effort were initiated in the third quarter of 2012 and were substantially complete by the end of the second quarter of 2014. The execution of the restructuring of the workforce resulted in total charges of $0.3 million, and required cash outlays of $0.3 million. The total charges consisted of $0.2 million attributable to termination benefits and $0.1 million to consulting fees. These expenses have been recorded through the restructuring line within the Company’s consolidated statements of operations.

As of June 30, 2014 and December 31 2013, the Company had no amounts accrued related to restructuring.

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

Overview

We are a provider of hybrid backup and recovery solutions. Our solutions provide advanced features packaged in an easy-to-use, cost-effective and secure manner, and are designed to address the specific needs of small and medium-sized businesses, or SMBs, and are also attractive to consumers and larger enterprises.

While we historically focused on the consumer market for our solutions, we have shifted our attention to the SMB market. In October 2012, we acquired Zmanda, Inc. in order to enhance our SMB solutions by introducing hybrid solutions that backup databases and file systems to the cloud or to local disk enabling SMBs to obtain all of their backup solutions from one vendor.

We derive our revenue from subscription fees. We generally charge customers the full subscription amount at the beginning of each subscription period. Our tiered business offerings provide a fixed amount of cloud storage for an unlimited number of connected devices and customers can purchase additional cloud storage at any time after the commencement of a subscription. For consumers, we offer three different annual cloud backup solutions, each including unlimited storage for one computer.

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

Our Business Model

We evaluate the profitability of a customer relationship over its lifecycle because of the nature of our business model. We generally incur customer acquisition costs and capital equipment costs in advance of subscriptions while recognizing revenue ratably over the terms of the subscriptions. As a result, a customer relationship may not be profitable or result in positive cash flow at the beginning of the subscription period, even though it may be profitable or result in positive cash flow over the life of the customer relationship. While we offer monthly, annual and multi-year subscription plans, a significant majority of our customers are currently on annual subscription plans. The annual or multi-year commitments of our customers enhance management’s visibility of our revenue and charging customers at the beginning of the subscription period provides working capital. We typically generate positive cash flow during the first year of a multi-year subscription as we charge the subscription fee for the entire period at the beginning of the subscription.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key metrics, to evaluate our business:

•	Bookings. We calculate bookings as revenue recognized during a particular period plus the change in total deferred revenue (excluding deferred revenue recorded in connection with acquisitions) during the same period. Our management uses this measure as a proxy for cash receipts. Bookings represent the aggregate dollar value of customer subscriptions received by us during a period. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period.

•	Annual retention rate. We calculate annual retention rate as the percentage of customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter. Our management uses these measures to determine the stability of our customer base and to evaluate the lifetime value of our customer relationships.

•	Renewal rate. We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented. Our management uses this measure to monitor trends in customer renewal activity.

•	Free cash flow. We calculate free cash flow as net cash provided by (used in) operating activities, less purchases of property and equipment, adjusted for the payments related to corporate headquarter relocation and the cash portion of the lease exit charge, as appropriate. Our management uses this measure to evaluate our operating results.

Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue, but may result in material monthly and quarterly variances in one or more of the key business metrics described above.

Performance Highlights

The following table presents our performance highlights for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except percentage data)
Key metrics:
Bookings	30,618	27,423	63,104	56,750
Annual retention rate	83%	85%	83%	85%
Renewal rate	80%	81%	80%	81%
Free cash flow	$1,470	$1,191	$5,713	$1,845

Our bookings increased over the periods presented and we continue to invest in customer acquisition in an effort to drive continued growth in bookings, with bookings for our small business solutions representing 30% of total bookings for the second quarter of 2014, up from 24% in the second quarter of 2013.

Our free cash flow has improved by $0.3 million and $3.9 million over the three and six month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013, principally driven by growth in bookings and increased efficiencies in our business model.

Key Components of our Consolidated Statements of Operations

Revenue

We derive our revenue principally from subscription fees related to our services. We typically charge a customer’s credit card or invoice a customer the full price of the subscription at the commencement of the subscription period and at each renewal date, unless the customer decides not to renew the subscription. We initially record a customer subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period.

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

Gross margin

Our gross margins have expanded as the result of introducing higher priced solutions targeting both SMBs and consumers, price increases on our solutions, a downward trend in the cost of storage equipment and services, and efficiencies of our customer support personnel in supporting our customers. We expect the gross margin trend to continue.

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

Sales and marketing. Sales and marketing expenses consist primarily of advertising costs, wages, commissions and benefits for sales and marketing personnel, creative expenses for advertising programs, credit card fees, commissions paid to third-party partners and affiliates, and the cost of providing free trials. The largest component of sales and marketing expense is advertising for customer acquisition, which includes television, radio, and online advertisements, as well as the costs associated with cooperative marketing programs developed with our channel partners, promotional events, and web seminars. Online search costs consist primarily of pay-per-click payments to search engine operators. Advertising costs and sales commissions are expensed as incurred. To date, marketing and advertising costs have been incurred principally in the U.S., but we may increase our marketing and advertising expenditures in other countries. We expect that we will continue to commit significant resources to our sales and marketing efforts to grow our business and awareness of our brand and solutions. We expect that sales and marketing expenses will continue to increase in absolute dollars on an annual basis, but decrease as a percentage of revenue, as we expect to grow our revenue at a faster rate.

Restructuring charges. Restructuring charges consist of charges incurred related to the restructuring of our China operations, which is substantially completed.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	32.1	32.3	31.9	34.1

Gross profit	67.9	67.7	68.1	65.9
Operating expenses:
Research and development	20.3	18.7	19.5	20.5
General and administrative	12.6	13.4	12.4	16.4
Sales and marketing	43.4	43.9	42.1	47.7
Restructuring charges	0.0	0.5	0.0	0.5

Total operating expenses	76.3	76.5	74.0	85.1

Loss from operations	(8.4)	(8.8)	(5.9)	(19.2)

Loss before income taxes	(8.4)	(8.8)	(5.9)	(19.2)

Provision for income taxes	—	—	—	—

Net loss	(8.4)%	(8.8)%	(5.9)%	(19.2)%

Comparison of the Three Months and Six Months Ended June 30, 2014 and 2013

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
	(in thousands, except percentage data)
Revenue	$30,295	$26,216	$4,079	15.6%	$59,433	$50,724	$8,709	17.2%

Revenue increased for the three and six month periods ended June 30, 2014 as compared to the three and six month periods ended June 30, 2013, primarily due to increases in the average selling prices for our SMB and consumer solutions.

Cost of revenue, gross profit, and gross margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
	(in thousands, except percentage data)
Cost of revenue	$9,721	$8,455	$1,266	15.0%	$18,982	$17,293	$1,689	9.8%
Percent of revenue	32.1%	32.3%			31.9%	34.1%
Components of cost of revenue:
Personnel related costs	$3,247	$2,439	$808	33.1%	$6,048	$5,214	$834	16.0%
Hosting and depreciation costs	5,447	4,986	461	9.2%	10,918	10,059	859	8.5%
Third-party outsourcing costs, software, amortization and other	1,027	1,030	(3)	(0.3%)	2,016	2,020	(4)	(0.2%)

Total cost of revenue:	$9,721	$8,455	$1,266	15.0%	$18,982	$17,293	$1,689	9.8%
Gross profit	$20,574	$17,761	$2,813	15.8%	$40,451	$33,431	$7,020	21.0%
Gross margin	67.9%	67.7%			68.1%	65.9%

Our gross margin improvement for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 was driven by sales growth of higher margin SMB products and efficiencies realized in our data centers. The increase in absolute dollars of total costs is due primarily to an increase in our headcount as we continue to grow as well as storage costs associated with storing a larger volume of customer data.

Operating expenses

Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
	(in thousands, except percentage data)
Research and development	$6,153	$4,901	$1,252	25.5%	$11,575	$10,377	$1,198	11.5%
Percent of revenue	20.3%	18.7%			19.5%	20.5%
Components of costs of research and development:
Personnel related costs	$4,874	$3,587	$1,287	35.9%	$9,077	$7,995	$1,082	13.5%
Third-party outsourcing costs	741	427	314	73.5%	1,397	850	547	64.4%
Hosting, independent contractors and other	538	887	(349)	(39.3%)	1,101	1,532	(431)	(28.1%)

Total research and development:	$6,153	$4,901	$1,252	25.5%	$11,575	$10,377	$1,198	11.5%

Research and development expenses increased for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013, primarily as a result of an increase in personnel related costs associated with additional research and development headcount as we develop new products to bring to market.

General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
	(in thousands, except percentage data)
General and administrative	$3,831	$3,528	$303	8.6%	$7,351	$8,305	$(954)	(11.5%)
Percent of revenue	12.6%	13.4%			12.4%	16.4%
Components of general and administrative:
Personnel related costs	$2,494	$1,734	$760	43.8%	$4,644	$3,701	$943	25.5%
Professional fees	797	1,183	(386)	(32.6%)	1,609	3,210	(1,601)	(49.9%)
Sales tax, consulting and other	540	611	(71)	(11.6%)	1,098	1,394	(296)	(21.2%)

Total general and administrative:	$3,831	$3,528	$303	8.6%	$7,351	$8,305	$(954)	(11.5%)

General and administrative expenses remained consistent for the three month period ended June 30, 2014 as compared to the three month period ended June 30, 2013 as a result of increased personnel related costs associated with increased headcount, offset by decreased legal costs and sales tax accruals for uncollected sales tax.

General and administrative expenses decreased for the six month period ended June 30, 2014 as compared to the six month period ended June 30, 2013 as a result of decreased legal costs, offset by increased personnel related costs associated with increased headcount.

Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
	(in thousands, except percentage data)
Sales and marketing	$13,132	$11,511	$1,621	14.1%	$25,005	$24,193	$812	3.4%
Percent of revenue	43.4%	43.9%			42.1%	47.7%
Components of sales and marketing: Personnel related costs	$3,366	$2,048	$1,318	64.4%	$6,013	$4,478	$1,535	34.3%
Advertising costs	5,328	6,140	(812)	(13.2%)	10,748	13,474	$(2,726)	(20.2%)
Costs of credit card transactions and offering free trials	1,563	1,350	213	15.8%	3,067	2,799	268	9.6%
Outside commissions, agency fees and other	2,875	1,973	902	45.7%	5,177	3,442	1,735	50.4%

Total sales and marketing:	$13,132	$11,511	$1,621	14.1%	$25,005	$24,193	$812	3.4%

Sales and marketing expenses increased for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013, primarily due to increased personnel related costs associated with increased headcount on our sales team, partially offset by decreased advertising related costs related to reduction in our traditional radio and television advertising spend.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except percentage data)
Key metrics:
Bookings (1)	30,618	27,423	63,104	56,750
Annual retention rate (2)	83%	85%	83%	85%
Renewal rate (3)	80%	81%	80%	81%
Free cash flow (4)	$1,470	$1,191	$5,713	$1,845

(1)	We define bookings as revenue recognized during the period plus the change in total deferred revenue (excluding deferred revenue recorded in connection with acquisitions) during the same period.
(2)	We define annual retention rate as the percentage of customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter.
(3)	We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented.
(4)	We define free cash flow as net cash provided by (used in) operating activities, less purchases of property and equipment, and adjusted for the payments related to corporate headquarter relocation and the cash portion of the lease exit charge, as appropriate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenue	$30,295	$26,216	$59,433	$50,724
Add change in deferred revenue	323	1,207	3,671	6,026

Bookings	$30,618	$27,423	$63,104	$56,750

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cash provided by operating activities	$3,275	$3,405	$10,600	$7,190
Add cash payments related to corporate headquarter relocation	90	—	153	—
Subtract capital expenditures	(1,895)	(2,214)	(5,040)	(5,345)

Free cash flow	$1,470	$1,191	$5,713	$1,845

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents and marketable securities of $72.4 million, which consisted of cash, money market funds, U.S. agency and treasury securities, and certificates of deposit. We have available borrowings under our revolving credit facility of $25 million, which we can draw down on through September 30, 2014.

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

Cash flows

The following table summarizes our net cash inflows (outflows) for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$10,600	$7,190
Net cash used in investing activities	(5,040)	(5,345)
Net cash provided by financing activities	1,408	1,368

Operating activities

Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.

In the six months ended June 30, 2014, cash provided by operating activities was $10.6 million, which was primarily driven by a $3.7 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included non-cash charges of $9.2 million, including $6.3 million of depreciation and amortization and $2.9 million of stock based compensation. These cash inflows were partially offset by our net loss of $3.5 million.

In the six months ended June 30, 2013, cash provided by operating activities was $7.2 million, which was primarily driven by a $6.0 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included other changes in working capital of $2.0 million, due primarily to the timing of payments and customer receipts and non-cash charges of $9.0 million, including $6.3 million of depreciation and amortization, $2.5 million of stock based compensation, and $0.2 million of restructuring charges. These cash inflows were partially offset by our net loss of $9.7 million.

Investing activities

In the six months ended June 30, 2014, cash used in investing activities was $5.0 million, consisting of capital expenditures of $5.0 million.

In the six months ended June 30, 2013, cash used in investing activities was $5.3 million, consisting of capital expenditures primarily for server equipment and other data center infrastructure.

Financing activities

In the six months ended June 30, 2014 and June 30, 2013, cash provided by financing activities was $1.4 million consisting of net proceeds from the exercise of stock options.

Off-balance sheet arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations at June 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Office lease obligations	$24,167	$2,155	$6,133	$4,317	$11,562
Hosting facility lease obligations	5,502	2,488	2,328	686	—
Other purchase commitments	8,215	6,439	1,549	227	—

Total	$37,884	$11,082	$10,010	$5,230	$11,562

The commitments under our office lease obligations shown above consist primarily of lease payments for our Boston, Massachusetts corporate headquarters and our Lewiston, Maine customer support facility. In May 2014, we entered into a lease agreement for our new corporate headquarters in Boston, Massachusetts. The initial term of the lease of ten years and one month expires on December 31, 2024, and we have an option to extend the original term of the lease for one successive five year period. Upon execution of the lease agreement, we were required to post a security deposit of $0.8 million, which we will maintain as a letter of credit. Our landlord can draw against this letter of credit in the event of default by us. The facility was made available to us to begin our build-out on June 1, 2014, and as such, we began recording rent expense at that time. In accordance with the lease, we will receive a tenant improvement allowance throughout the build-out period. The rent expense is recorded net of the allowance over the term of the lease. The leasehold improvements associated with the initial build-out will be amortized over the initial term of the lease beginning on the date the facility is first occupied. Any additional leasehold improvements made during the course of occupancy will be amortized over the shorter of the useful life or remaining life of the lease.

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

Interest Rate Fluctuation Risk

Our cash consists of interest bearing bank accounts. We did not have long-term borrowings as of June 30, 2014. Interest income is sensitive to changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash equivalents and marketable securities are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. In the event that we borrow under our revolving credit facility, which bears interest at the lender’s prime rate plus 0.25%, we would be exposed to interest rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In August 2010, Oasis Research, LLC, or Oasis Research, a non-practicing entity, filed a lawsuit against us and several of our competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our cloud backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research sought an award for damages in an unspecified amount. A trial was held in March 2013 and a jury verdict was returned against Oasis Research that found all of the asserted patents invalid. The court has not yet entered a judgment against Oasis Research and the parties are awaiting decision on certain post-trial motions. We are not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time. Any litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending this lawsuit or its resolution will not have a material adverse impact on our business, operations, financial condition, or cash flows.

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

We experienced net losses of $23.5 million for 2011, $18.9 million for 2012, $10.6 million for 2013, and $3.5 million for the six months ended June 30, 2014, respectively, and have an accumulated deficit of $133.5 million as of June 30, 2014. We do not expect to be profitable for the foreseeable future. We expect to continue making significant expenditures to develop and expand our business, including for advertising, customer acquisition, technology infrastructure, storage capacity, product development, and international expansion, in an effort to increase and service our customer base. We also expect that our quarterly results may fluctuate due to a variety of factors described elsewhere in this Quarterly Report on Form 10-Q, including the timing and amount of our advertising expenditures, which are seasonal, as well as the timing and amount of expenditures related to the development of technologies and solutions and to defend intellectual property infringement and other claims. In addition, as a public company, we incur significant legal, accounting, and other expenses, including increased costs for director and officer liability insurance that we did not incur as a private company. We may also incur increased losses and negative cash flow in the future for a number of reasons, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events. For these reasons, we expect to continue to record net losses for the next several years and we may not be able to achieve or maintain positive cash flow from operations or profitability.

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

The market for cloud backup solutions is competitive and rapidly changing. We compete with cloud backup providers and providers of traditional hardware-based backup systems. Our hybrid backup and recovery solutions compete with offerings from Symantec, Mozy, by EMC, among various other private companies.

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

If we are unable to sustain market recognition of and loyalty to our brand, or if our reputation were to be harmed, we could lose customers or fail to increase the number of our customers, which could harm our revenue, operating results, and financial condition.

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

We host our services and serve all of our customers from our own network servers or from third-party systems such as Amazon Web Services and Google Cloud Storage, all of which are located in data center facilities operated by third parties. While we control and have access to our own network servers and all of the components of our network, we do not control third-party systems or the operation of network servers located in data center facilities operated by third parties. Our data center leases expire at various times in 2015, 2016, and 2018 with rights of extension, and a separate data center hosting arrangement is cancellable by us upon 120 days’ notice. Our third-party storage system agreements continue until terminated upon written notice by either party. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of tax valuation allowances;

•	expiration of, or detrimental changes in, research and development tax credit laws;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations, accounting principles or interpretations thereof; or

•	future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates.

In addition, we may be subject to audits of our income and sales taxes by the Internal Revenue Service and other foreign and state tax authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

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

Our future success and competitive position depend in large part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. CARBONITE is a registered trademark in the U.S. and in over 30 other countries, including countries in the European Union. Carbonite also has additional registrations and pending applications for additional marks in the U.S. and other countries, including but not limited to “Carbonite The Better Backup Plan”, Green Dot Logo, “Back it up. Get it back”, “Because Your Life is On Your Computer”, Carbonite and the Green Dot Logo, Carbonite Lock Logo and Chinese character representations for Carbonite. We cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We currently have five issued patents and 20 pending patent applications in the U.S. and internationally. We cannot assure you that any patents will issue from any such patent applications, that patents that issue from such applications will give us the protection that we seek, or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.

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

We may be involved in lawsuits to protect or enforce our patents, which could materially harm our business.

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

If our existing stockholders sell, or indicate an intent to sell, a substantial number of shares of our common stock in the public market, the trading price of our common stock could decline significantly. Two of our largest shareholders are venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of their funds, their decision to sell or hold our common stock may be based not only on the underlying investment merits of our securities but also on the requirements of their internal fund structure. Additionally, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates beneficially own approximately 18.6 million shares of our common stock, which represents 66.7% of our issued and outstanding shares of common stock as of June 30, 2014. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On August 10, 2011, our registration statement on Form S-1 (File No. 333-174139) was declared effective for our initial public offering.

The net proceeds to us from our initial public offering have been invested in money market funds and U.S. agency and treasury securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of Carbonite, Inc.

3.2(2)	Amended and Restated By-Laws of Carbonite, Inc.

10.1	Amended and Restated Offer Letter with Danielle Sheer dated August 1, 2014.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.1 to Registrant Form 10-Q for the quarterly period ended September 30, 2011 filed with the Securities and Exchange Commission on November 10, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 13, 2011, and incorporated herein by reference.
*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated: August 5, 2014	By:	/s/ David Friend
David Friend
Chief Executive Officer

Dated: August 5, 2014	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer