Form 10-Q
period 2014-09-30
Carbonite Inc
filed 2014-11-06
CIK 1340127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35264

CARBONITE, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1111329
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Two Avenue de Lafayette, Boston, Massachusetts 02111

(Address of principal executive offices, including ZIP code)

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

As of October 31, 2014, there were 26,967,767 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Carbonite, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
	(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$56,469	$50,392
Marketable securities	14,992	14,994
Trade accounts receivable, less allowances for doubtful accounts of $169 and $93	2,370	1,876
Prepaid expenses and other current assets	5,337	3,122

Total current assets	79,168	70,384
Property and equipment, net	25,549	22,111
Other assets	1,074	1,177
Acquired intangible assets, net	3,277	3,953
Goodwill	11,536	11,536

Total assets	$120,604	$109,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,674	$3,810
Accrued expenses	11,665	8,156
Current portion of deferred revenue	71,727	69,498

Total current liabilities	86,066	81,464
Deferred revenue, net of current portion	15,274	14,502
Other long-term liabilities	4,294	374

Total liabilities	105,634	96,340
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at September 30, 2014 and December 31, 2013; 26,954,923 and 26,539,975 shares issued at September 30, 2014 and December 31, 2013, respectively	269	265
Additional paid-in capital	148,733	142,557
Treasury stock, at cost (2,009 shares)	(22)	(22)
Accumulated other comprehensive income (loss)	185	(1)
Accumulated deficit	(134,195)	(129,978)

Total stockholders’ equity	14,970	12,821

Total liabilities and stockholders’ equity	$120,604	$109,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(in thousands, except share and per share amounts)
Revenue	$31,274	$27,683	$90,706	$78,407
Cost of revenue	9,585	8,899	28,566	26,192

Gross profit	21,689	18,784	62,140	52,215
Operating expenses:
Research and development	6,114	5,220	17,689	15,597
General and administrative	3,997	2,988	11,348	11,293
Sales and marketing	12,056	11,742	37,061	35,935
Restructuring charges	3	11	12	283

Total operating expenses	22,170	19,961	66,110	63,108

Loss from operations	(481)	(1,177)	(3,970)	(10,893)
Interest and other income (expense), net	(208)	—	(217)	—

Loss before income taxes	(689)	(1,177)	(4,187)	(10,893)
Provision for income taxes	(10)	(10)	(30)	(30)

Net loss	$(699)	$(1,187)	$(4,217)	$(10,923)

Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.16)	$(0.42)

Weighted-average number of common shares used in computing basic and diluted net loss per share	26,887,069	26,260,962	26,747,451	26,055,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(in thousands)
Net loss	$(699)	$(1,187)	$(4,217)	$(10,923)
Other comprehensive income (loss):
Net unrealized loss on marketable securities	(1)	1	(9)	(11)
Foreign currency translation adjustments	199	1	195	(3)

Total other comprehensive income (loss)	198	2	186	(14)

Total comprehensive loss	$(501)	$(1,185)	$(4,031)	$(10,937)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
(in thousands)
Operating activities
Net loss	$(4,217)	$(10,923)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,377	9,461
Accretion of discount on marketable securities	(20)	(11)
Stock-based compensation expense	4,295	3,658
Provision for reserves on accounts receivable	76	(40)
Non-cash restructuring charge	—	114
Changes in assets and liabilities:
Accounts receivable	(570)	(678)
Prepaid expenses and other current assets	(2,215)	658
Other assets	103	(97)
Accounts payable	(587)	(3,534)
Accrued expenses	1,423	4,916
Other long-term liabilities	3,921	36
Deferred revenue	3,001	5,983

Net cash provided by operating activities	14,587	9,543

Investing activities
Purchases of property and equipment	(10,602)	(6,994)
Proceeds from maturities of marketable securities	10,250	10,000
Purchases of marketable securities	(10,233)	(10,000)
Decrease in restricted cash	—	500

Net cash used in investing activities	(10,585)	(6,494)

Financing activities
Proceeds from exercise of stock options	1,885	3,911

Net cash provided by financing activities	1,885	3,911

Effect of currency exchange rate changes on cash	190	(3)
Net increase in cash and cash equivalents	6,077	6,957
Cash and cash equivalents, beginning of period	50,392	40,341

Cash and cash equivalents, end of period	$56,469	$47,298

Non cash investing activities
Acquisition of property and equipment included in accounts payable and accrued expenses	1,537	(1,950)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Carbonite, Inc. (the “Company”) was incorporated in the State of Delaware on February 10, 2005 and is a provider of hybrid backup and recovery solutions. The Company’s solutions provide advanced features packaged in an easy-to-use, cost-effective and secure manner that are designed to address the specific needs of small and medium-sized business, or SMBs, and are also attractive to consumers and larger enterprises.

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

The Company sells its services primarily to small businesses and consumers. Payment for the majority of the Company’s sales occurs via credit card. The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. The Company had one customer that represented 10% or more of the Company’s accounts receivable balance at September 30, 2014. At December 31, 2013, no customer represented 10% or more of the Company’s accounts receivable balance. No customer accounted for 10% or more of the Company’s revenue for the three and nine month periods ended September 30, 2014 and September 30, 2013.

Revenue Recognition

The Company derives revenue from hybrid backup and recovery solutions subscription services. These services are standalone independent service solutions, which are generally contracted for a one- to three-year term. Subscription arrangements include access to use the Company’s services via the internet. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605-10, Overall Revenue Recognition. Subscription revenue is recognized ratably on a daily basis upon activation of service over the subscription period, when persuasive evidence of an arrangement with a customer exists, the subscription period has been activated, the price is fixed or determinable, and collection is reasonably assured. Deferred revenues represent payments received from customers for subscription services prior to recognizing the revenue related to those payments.

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original purchase maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation.

Short-term investments in marketable securities are classified as available-for-sale and are recorded at fair value. Realized gains and losses and declines in value judged to be other-than-temporary are included in income based on the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments) are reported as a component of accumulated other comprehensive income (loss). At December 31, 2013 and September 30, 2014, the Company’s marketable securities have remaining maturities within two years and have a total cost basis of $15.0 million.

The Company reviews its investments for other-than-temporary impairment whenever evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time.

Business Combinations

In accordance with ASC 805, Business Combinations, the Company records assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.

The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, which reflect management’s best estimates of inputs and assumptions that a market participant would use. The Company’s identifiable intangible assets acquired consist of developed technology, customer relationships, tradenames, and non-compete agreements. Developed technology consists of products that have reached technological feasibility, and tradenames represent both acquired company and product names. Customer relationships represent the underlying relationships and agreements with customers of the acquired company’s installed base. Non-compete agreements represent the protection against the loss of business and resultant cash flows from direct competition. The Company estimates the useful lives of its intangible assets based upon the expected period over which the Company anticipates generating economic benefits from the related intangible asset.

Goodwill and Acquired Intangible Assets

The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net assets acquired. The Company’s estimates of fair value are based upon assumptions believed to be reasonable at that time but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company performs its assessment for impairment of goodwill on an annual basis and it has determined that there is a single reporting unit for the purpose of conducting this annual goodwill impairment assessment. For purposes of assessing potential impairment, the Company estimates the fair value of the reporting unit (based on the Company’s market capitalization) and compares this amount to the carrying value of the reporting unit (as reflected by the Company’s total stockholders’ equity). If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. The Company’s annual goodwill impairment test is at November 30th of each year.

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

Internal-use Software and Website Development

The Company follows the guidance of ASC 350-40, Internal Use Software and ASC 350-50, Website Development Costs, in accounting for its software and website development costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use, at which point the costs are amortized over the estimated useful life of the software. As of September 30, 2014, the Company capitalized $0.7 million of costs associated with internal-use software and capitalized no such costs as of December 31, 2013. The Company recorded immaterial amounts of amortization expense for the three and nine month periods ended September 30, 2014. There was no amortization expense of capitalized amounts recorded for the three and nine month periods ended September 30, 2013.

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

Segment Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as a single operating segment for purposes of assessing performance and making operating decisions. The Company does not disclose geographic information for revenue and long-lived assets, as revenue and long-lived assets located outside the United States do not exceed 10% of total revenue and total assets.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contacts with Customers (“ASU 2014-09”), updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for the Company on January 1, 2017 and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial adoption. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements.

3. Net Loss per Share

The Company calculates basic and diluted net loss per share of common stock by dividing the net loss by the weighted average number of unrestricted common shares outstanding for the period. The following potentially dilutive common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2014 and 2013 as they would be anti-dilutive due to the Company’s net losses (in thousands):

	As of September 30,
	2014	2013
Options to purchase common stock	3,198	3,222
Warrants	—	11
Restricted Stock Units	400	—

Total	3,598	3,233

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$15,643	$—	$—	$15,643	$15,644	$—	$—	$15,644
Marketable securities—U.S. treasury securities and time deposits	—	14,992	—	14,992	—	14,994	—	14,994

Total	$15,643	$14,992	$—	$30,635	$15,644	$14,994	$—	$30,638

The Company’s marketable securities are classified as Level 2 within the fair value hierarchy as they are valued using professional pricing sources for comparable instruments, rather than direct observations of quoted prices in active markets.

5. Goodwill and Acquired Intangible Assets

At both September 30, 2014 and December 31, 2013, the carrying amount of goodwill was $11.5 million. Goodwill is not amortized. The Company reviews goodwill for impairment at least annually in the fourth quarter, or on an interim basis if an event or circumstance occurs indicating the potential for impairment. To date, the Company has had no impairments of goodwill.

Purchased intangible assets consist of the following (in thousands):

		September 30, 2014			December 31, 2013
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7.1	$2,980	$1,090	$1,890	$2,980	$761	$2,219
Customer relationships	6.5	1,580	630	950	1,580	401	1,179
Tradenames	8.0	400	96	304	400	58	342
Non-compete agreements	3.8	380	247	133	380	167	213

		$5,340	$2,063	$3,277	$5,340	$1,387	$3,953

The Company recorded amortization expense of $0.2 million for each of the three month periods ended September 30, 2014 and September 30, 2013, and $0.7 million for each of the nine month periods ended September 30, 2014 and September 30, 2013. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of trade names and non-compete agreements is recorded within general and administrative expenses. Future estimated amortization expense of acquired intangibles as of September 30, 2014 is as follows (in thousands):

Remainder of 2014	$214
2015	830
2016	608
2017	483
2018	463
Thereafter	679

$3,277

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued media spend	$1,828	$2,989
Accrued compensation	2,000	1,201
Accrued other expenses	7,837	3,966

Total accrued expenses	$11,665	$8,156

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

The Company’s 2011 Plan provides for the issuance of stock options, restricted stock, restricted stock units, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the 2011 Plan, the Company reserved 1,662,000 shares of common stock for issuance thereunder. On January 1st of each year, beginning January 1, 2012, the number of shares reserved under the 2011 Plan increased or will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s board of directors. As of September 30, 2014, 918,927 shares of common stock were available for future grant under the 2011 Plan.

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

Stock Options

The following summarizes stock option activity under stock incentive plans for the nine months ended September 30, 2014:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (2)
Outstanding at December 31, 2013	3,321,784	$9.97		$7,738
Granted	635,000	10.46
Exercised	(373,104)	5.04
Cancelled	(385,379)	10.56

Outstanding at September 30, 2014	3,198,301	$10.56	7.70	$2,070

Exercisable as of September 30, 2014	1,506,897	$10.23	6.61	$1,480

Vested and expected to vest as of September 30, 2014(1)	2,840,036	$10.52	7.55	$1,962

(1)	Represents the number of vested stock options as of September 30, 2014, plus the number of unvested stock options expected to vest as of September 30, 2014, based on the unvested stock options outstanding at September 30, 2014, adjusted for estimated forfeitures.
(2)	The aggregate intrinsic value is calculated as the positive difference, if any, between the exercise price of the underlying stock options and the fair market value of the Company’s common stock on September 30, 2014.

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

	Nine Months Ended September 30,
	2014	2013
Weighted-average fair value of common stock	$10.60	$10.18
Risk-free interest rate	1.88% to 2.10%	0.95% to 1.69%
Expected dividend yield	—%	—%
Expected volatility	52% to 53%	54%
Expected term (in years)	5.8 to 6.3	5.8 to 6.1

Restricted Stock Units

The Company recognizes non-cash compensation expense over the vesting term of restricted stock units. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. During the nine months ended September 30, 2014, the Company granted 459,861 restricted stock units. Upon vesting and settlement, each restricted stock unit entitles the holder to receive one share of common stock. Total stock-based compensation expense recognized for the restricted stock units was $0.4 million for the nine months ended September 30, 2014.

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2013	—	$—
Restricted stock units granted	459,861	10.77
Restricted stock units vested	(14,844)	10.23
Restricted stock units cancelled	(45,030)	10.60

Unvested restricted stock units as of September 30, 2014	399,987	$10.81

Stock-based Compensation Expense

Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$147	$115	$390	$411
Research and development	252	280	1,016	678
General and administrative	767	530	2,126	1,694
Sales and marketing	275	249	763	875

Total stock-based compensation expense	$1,441	$1,174	$4,295	$3,658

8. Income Taxes

For each of the three months ended September 30, 2014 and 2013, the Company recorded a deferred tax provision of $10 thousand related to tax amortization of goodwill. For each of the nine month periods ended September 30, 2014 and 2013, the Company recorded a deferred tax provision of $30 thousand related to the tax amortization of goodwill.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at September 30, 2014 and December 31, 2013.

The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ending December 31, 2010, 2011, 2012, and 2013, although carryforward attributes that were generated prior to tax year 2010 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress.

9. Commitments and Contingencies

Operating Leases

The Company leases various facilities under leases that expire at varying dates through 2024. Certain of these leases contain renewal options and require the Company to pay operating costs, including property taxes, insurance, and maintenance.

The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters), Lewiston, Maine, Sunnyvale, California and Munich, Germany. The Company has lease agreements to rent data center space in Wakefield, Massachusetts, Phoenix, Arizona, and Chandler, Arizona. The Company also maintains a hosting service agreement with a third-party data center vendor in Somerville, Massachusetts that is subject to annual renewal and a 120 day cancellation right. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases. At September 30, 2014 and December 31, 2013, $4.7 million and $0.5 million, respectively, was included in accrued expenses and other long-term liabilities related to the deferred rent.

In May 2014, the Company entered into a lease agreement for its new corporate headquarters in Boston, Massachusetts. The initial term of the lease of ten years and one month expires on December 31, 2024, and the Company has the option to extend the original term of the lease for one successive five-year period. Upon execution of the lease agreement, the Company was required to post a security deposit of $0.8 million, which the Company will maintain as a letter of credit. The Company’s landlord can draw against this letter of credit in the event of default by the Company. The facility was made available to the Company to begin its build-out on June 1, 2014, and as such, the Company began recording rent expense at that time. In accordance with the lease, the Company will receive a tenant improvement allowance throughout the build-out period. The rent expense is recorded net of the allowance over the term of the lease. The leasehold improvements associated with the initial build-out will be amortized over the initial term of the lease beginning on the date the facility is first occupied. The Company occupied the facility on October 17, 2014. Any additional leasehold improvements made during the course of occupancy will be amortized over the shorter of the useful life or remaining life of the lease.

Future non-cancellable minimum lease payments under all operating leases as of September 30, 2014, are as follows (in thousands):

	Office Leases	Data Center Leases	Total
Remainder of 2014	$611	$685	$1,296
2015	2,769	2,641	5,410
2016	3,476	856	4,332
2017	2,081	817	2,898
2018	2,181	275	2,456
Thereafter	12,652	—	12,652

	$23,770	$5,274	$29,044

At September 30, 2014, the Company subleased certain office space to third parties that is included in the above table. Total sublease income under contractual terms is $1.5 million, with both the sublease and the underlying lease expiring in December 2016.

Other Non-cancellable Commitments

As of September 30, 2014, the Company had non-cancellable commitments to vendors primarily consisting of advertising, marketing and broadband services contracts, as follows (in thousands):

Commitments
Remainder of 2014	$3,437
2015	3,993
2016	666
2017	555
2018	83

$8,734

Litigation

In August 2010, Oasis Research, LLC (“Oasis Research”), a non-practicing entity, filed a lawsuit against the Company and several of its competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that the Company’s cloud backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research sought an award for damages in an unspecified amount. A trial was held in March 2013, and a jury verdict was returned against Oasis Research that found all of the asserted patents invalid. The court has not yet entered a judgment against Oasis Research, and the parties are awaiting decision on certain post-trial motions. The Company is not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time.

In the ordinary course of business, the Company is involved in litigation incidental to its business; however, the Company’s management is not aware of any other pending legal proceeding or other loss contingency, whether asserted or unasserted, affecting the Company, for which it might become liable, or the outcome of which management expects to have a material impact on the Company.

10. Retirement Plan

The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. For each of the three months ended September 30, 2014 and 2013, the total expense for the Company’s matching contributions to the plan were $0.2 million. For the nine month periods ended September 30, 2014 and 2013, the total expense for the Company’s matching contributions to the plan were $0.6 million and $0.5 million, respectively.

11. Restructuring

In November 2012, the Company adopted a plan to restructure its workforce in China. The execution of the restructuring of the workforce resulted in total charges of $0.3 million and required cash outlays of $0.3 million. The total charges consisted of $0.2 million attributable to termination benefits and $0.1 million to consulting fees. These expenses have been recorded through the restructuring line within the Company’s consolidated statements of operations.

As of September 30, 2014 and December 31 2013, the Company had no amounts accrued related to restructuring.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed on March 5, 2014 with the SEC.

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

Overview

We are a provider of hybrid backup and recovery solutions. Our solutions provide advanced features packaged in an easy-to-use, cost-effective and secure manner and are designed to address the specific needs of small and medium-sized businesses, or SMBs, and are also attractive to consumers and larger enterprises.

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

As we grow our business we continue to invest in additional storage and infrastructure. Our operating costs continue to grow as our customers store more data, principally as a result of our investment in customer acquisition and research and development. We expect to continue to devote substantial resources to customer acquisition, improving our technologies, and expanding our solutions. In addition, we expect to invest heavily in our operations to support anticipated growth and public company reporting and compliance obligations. We defer revenue over our customers’ subscription periods but expense marketing costs as incurred. As a result of these factors, we expect to continue to incur GAAP operating losses on an annual basis for the foreseeable future.

Our Business Model

We evaluate the profitability of a customer relationship over its lifecycle because of the nature of our business model. We generally incur customer acquisition costs and capital equipment costs in advance of subscriptions while recognizing revenue ratably over the terms of the subscriptions. As a result, a customer relationship may not be profitable or result in positive cash flow at the beginning of the subscription period, even though it may be profitable or result in positive cash flow over the life of the customer relationship. While we offer monthly, annual and multi-year subscription plans, a significant majority of our customers are currently on annual subscription plans. The annual or multi-year commitments of our customers enhance management’s visibility of our revenue, and charging customers at the beginning of the subscription period provides working capital. We typically generate positive cash flow during the first year of a multi-year subscription as we charge the subscription fee for the entire period at the beginning of the subscription.

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

Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue but may result in material monthly and quarterly variances in one or more of the key business metrics described above.

Performance Highlights

The following table presents our performance highlights for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except percentage data)
Key metrics:
Bookings	30,604	27,640	93,707	84,390
Annual retention rate	82%	85%	82%	85%
Renewal rate	80%	79%	80%	81%
Free cash flow	$2,074	$1,354	$7,788	$3,199

Our bookings increased over the periods presented, and we continue to invest in customer acquisition in an effort to drive continued growth in bookings, with bookings for our small business solutions representing 31% of total bookings for the third quarter of 2014, up from 27% in the third quarter of 2013.

Our free cash flow has improved by $0.7 million and $4.6 million over the three and nine month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013, principally driven by growth in bookings and increased efficiencies in our business model.

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

Restructuring charges. Restructuring charges consist of charges incurred related to the restructuring of our China operations, which is substantially complete.

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

We consider the assumptions and estimates associated with revenue recognition, business combinations, goodwill and acquired intangible assets, income taxes and stock-based compensation to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies since December 31, 2013. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed on March 5, 2014 with the SEC.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	30.6	32.1	31.5	33.4

Gross profit	69.4	67.9	68.5	66.6
Operating expenses:
Research and development	19.6	18.9	19.5	19.9
General and administrative	12.8	10.8	12.5	14.4
Sales and marketing	38.5	42.4	40.9	45.8
Restructuring charges	0.0	0.0	0.0	0.4

Total operating expenses	70.9	72.1	72.9	80.5

Loss from operations	(1.5)	(4.2)	(4.4)	(13.9)
Other (expense) income	(0.7)	—	(0.2)	—

Loss before income taxes	(2.2)	(4.2)	(4.6)	(13.9)

Provision for income taxes	—	(0.1)	—	—

Net loss	(2.2)%	(4.3)%	(4.6)%	(13.9)%

Comparison of the Three Months and Nine Months Ended September 30, 2014 and 2013

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
	(in thousands, except percentage data)
Revenue	$31,274	$27,683	$3,591	13.0%	$90,706	$78,407	$12,299	15.7%

Revenue increased for the three and nine month periods ended September 30, 2014 as compared to the three and nine month periods ended September 30, 2013, primarily due to increases in the average selling prices for our SMB and consumer solutions.

Cost of revenue, gross profit, and gross margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
	(in thousands, except percentage data)
Cost of revenue	$9,585	$8,899	$686	7.7%	$28,566	$26,192	$2,374	9.1%
Percent of revenue	30.6%	32.1%			31.5%	33.4%
Components of cost of revenue:
Personnel-related costs	$3,232	$2,631	$601	22.8%	$9,280	$7,845	$1,435	18.3%
Hosting and depreciation costs	5,309	5,247	62	1.2%	16,227	15,306	921	6.0%
Third-party outsourcing costs, software, amortization and other	1,044	1,021	23	2.3%	3,059	3,041	18	0.6%

Total cost of revenue:	$9,585	$8,899	$686	7.7%	$28,566	$26,192	$2,374	9.1%
Gross profit	$21,689	$18,784	$2,905	15.5%	$62,140	$52,215	$9,925	19.0%
Gross margin	69.4%	67.9%			68.5%	66.6%

Our gross margin improvement for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was driven by sales growth of higher margin SMB products and efficiencies realized in our data centers. The increase in absolute dollars of total costs is due primarily to an increase in personnel-related costs for our customer service organization.

Our gross margin improvement for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was driven by sales growth of higher margin SMB products and efficiencies realized in our data centers. The increase in absolute dollars of total costs is due primarily to an increase in personnel-related costs for our customer service organization and an increase in hosting and deprecation costs associated with our data center.

Operating expenses

Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
	(in thousands, except percentage data)
Research and development	$6,114	$5,220	$894	17.1%	$17,689	$15,597	$2,092	13.4%
Percent of revenue	19.6%	18.9%			19.5%	19.9%
Components of costs of research and development:
Personnel-related costs	$4,608	$4,168	$440	10.6%	$13,685	$12,163	$1,522	12.5%
Third-party outsourcing costs	819	453	366	80.8%	2,216	1,303	913	70.1%
Hosting, independent contractors and other	687	599	88	14.7%	1,788	2,131	(343)	(16.1)%

Total research and development:	$6,114	$5,220	$894	17.1%	$17,689	$15,597	$2,092	13.4%

Research and development expenses increased for the three and nine month periods ended September 30, 2014 as compared to the three and nine month periods ended September 30, 2013, primarily as a result of an increase in personnel-related costs associated with additional research and development headcount and third-party outsourcing costs.

General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
	(in thousands, except percentage data)
General and administrative	$3,997	$2,988	$1,009	33.8%	$11,348	$11,293	$55	0.5%
Percent of revenue	12.8%	10.8%			12.5%	14.4%
Components of general and administrative:
Personnel-related costs	$2,364	$1,858	$506	27.2%	$7,008	$5,559	$1,449	26.1%
Professional fees	807	607	200	32.9%	2,415	3,817	(1,402)	(36.7)%
Sales tax, consulting and other	826	523	303	58.0%	1,925	1,917	8	0.4%

Total general and administrative:	$3,997	$2,988	$1,009	33.8%	$11,348	$11,293	$55	0.5%

General and administrative expenses increased for the three month period ended September 30, 2014 as compared to the three month period ended September 30, 2013 as a result of increased personnel-related costs and fees associated with our international expansion efforts.

General and administrative expenses remained relatively consistent for the nine month period ended September 30, 2014 as compared to the nine month period ended September 30, 2013 as a result of decreased legal costs, offset by increased personnel-related costs.

Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
	(in thousands, except percentage data)
Sales and marketing	$12,056	$11,742	$314	2.7%	$37,061	$35,935	$1,126	3.1%
Percent of revenue	38.5%	42.4%			40.9%	45.8%
Components of sales and marketing:
Personnel-related costs	$3,616	$2,218	$1,398	63.0%	$9,629	$6,696	$2,933	43.8%
Advertising costs	3,810	6,038	(2,228)	(36.9)%	14,558	19,512	(4,954)	(25.4)%
Costs of credit card transactions and offering free trials	1,511	1,346	165	12.3%	4,578	4,145	433	10.4%
Outside commissions, agency fees and other	3,119	2,140	979	45.7%	8,296	5,582	2,714	48.6%

Total sales and marketing:	$12,056	$11,742	$314	2.7%	$37,061	$35,935	$1,126	3.1%

Sales and marketing expenses increased for the three and nine month periods ended September 30, 2014 as compared to the three and nine month periods ended September 30, 2013, primarily due to increased personnel-related costs and other costs, partially offset by decreased advertising-related costs due to a reduction in our traditional radio and television advertising spend.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except percentage data)
Key metrics:
Bookings (1)	30,604	27,640	93,707	84,390
Annual retention rate (2)	82%	85%	82%	85%
Renewal rate (3)	80%	79%	80%	81%
Free cash flow (4)	$2,074	$1,354	$7,788	$3,199

(1)	We define bookings as revenue recognized during the period plus the change in total deferred revenue (excluding deferred revenue recorded in connection with acquisitions) during the same period.
(2)	We define annual retention rate as the percentage of customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter.
(3)	We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented.
(4)	We define free cash flow as net cash provided by (used in) operating activities, less purchases of property and equipment, and adjusted for the payments related to corporate headquarter relocation and the cash portion of the lease exit charge, as appropriate.

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

Our management uses bookings as a proxy for cash receipts. Bookings represent the aggregate dollar value of customer subscriptions received by us during a period. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Management uses free cash flow as a measure of our operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to determine capital requirements; to facilitate a comparison of our results with those of other companies; and in communications with our board of directors concerning our financial performance. We also use free cash flow as a factor when determining management’s incentive compensation. Management believes that the use of free cash flow provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenue	$31,274	$27,683	$90,706	$78,407
Add change in deferred revenue	(670)	(43)	3,001	5,983

Bookings	$30,604	$27,640	$93,707	$84,390

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Cash provided by operating activities	$3,987	$2,353	$14,587	$9,543
Add cash payments related to corporate headquarter relocation	3,649	—	3,803	—
Add cash portion of lease exit charge	—	650	—	650
Subtract capital expenditures	(5,562)	(1,649)	(10,602)	(6,994)

Free cash flow	$2,074	$1,354	$7,788	$3,199

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents and marketable securities of $71.5 million, which consisted of cash, money market funds, U.S. agency and treasury securities, and certificates of deposit.

Sources of funds

We believe, based on our current operating plan, that our existing cash and cash equivalents, marketable securities, and cash provided by operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.

From time to time, we may explore additional financing sources to develop or enhance our solutions, fund expansion, respond to competitive pressures, acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked, and debt financing. There can be no assurance that any additional financing will be available to us on acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Our $25 million revolving credit facility, all of which was available, expired on September 30, 2014. We are in negotiations with a financial institution to finalize the terms on a new $25 million revolving credit facility agreement that is expected to be executed in 2014.

Uses of funds

We have increased our operating and capital expenditures in connection with the growth in our operations and the increase in our personnel, and we anticipate that we will continue to increase such expenditures in the future. Our future capital requirements may vary materially from those now planned and will depend on many factors, including:

•	the levels of advertising and promotion required to acquire and retain customers;

•	expansion of our data center infrastructure necessary to support our growth;

•	growth of our operations in the U.S. and worldwide;

•	potential future acquisition opportunities;

•	our development and introduction of new solutions; and

•	the expansion of our sales, customer support, research and development, and marketing organizations.

Future capital expenditures will focus on acquiring additional data storage and hosting capacity and general corporate infrastructure. We are not currently party to any purchase contracts related to future capital expenditures, other than short-term purchase orders.

Cash flows

The following table summarizes our net cash inflows (outflows) for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$14,587	$9,543
Net cash used in investing activities	(10,585)	(6,494)
Net cash provided by financing activities	1,885	3,911

Operating activities

Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.

In the nine months ended September 30, 2014, cash provided by operating activities was $14.6 million, which was primarily driven by a $3.0 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities included non-cash charges of $13.7 million, including $9.4 million of depreciation and amortization and $4.3 million of stock based compensation. These cash inflows were partially offset by our net loss of $4.2 million.

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

Investing activities

In the nine months ended September 30, 2014, cash used in investing activities was $10.6 million, consisting of capital expenditures of $10.6 million.

In the nine months ended September 30, 2013, cash used in investing activities was $6.5 million, consisting of capital expenditures of $7.0 million primarily for server equipment and other data center infrastructure, partially offset by the release of $0.5 million of restricted cash related to the settlement of litigation.

Financing activities

In the nine months ended September 30, 2014 and September 30, 2013, cash provided by financing activities was $1.9 million and $3.9 million, respectively, consisting of net proceeds from the exercise of stock options.

Off-balance sheet arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations at September 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Office lease obligations	$23,770	$2,522	$7,869	$6,449	$6,930
Hosting facility lease obligations	5,274	2,942	1,851	481	—
Other purchase commitments	8,734	7,263	1,471	—	—

Total	$37,778	$12,727	$11,191	$6,930	$6,930

The commitments under our office lease obligations shown above consist primarily of lease payments for our Boston, Massachusetts corporate headquarters and our Lewiston, Maine customer support facility. In May 2014, we entered into a lease agreement for our new corporate headquarters in Boston, Massachusetts. The initial term of the lease of ten years and one month expires on December 31, 2024, and we have an option to extend the original term of the lease for one successive five-year period. Upon execution of the lease agreement, we were required to post a security deposit of $0.8 million, which we will maintain as a letter of credit. Our landlord can draw against this letter of credit in the event of default by us. The facility was made available to us to begin our build-out on June 1, 2014, and as such, we began recording rent expense at that time. In accordance with the lease, we will receive a tenant improvement allowance throughout the build-out period. The rent expense is recorded net of the allowance over the term of the lease. The leasehold improvements associated with the initial build-out will be amortized over the initial term of the lease beginning on the date the facility is first occupied. Any additional leasehold improvements made during the course of occupancy will be amortized over the shorter of the useful life or remaining life of the lease.

We also lease a small amount of general office space in Sunnyvale, California under a lease agreement that expires in March 2020.

Our Lewiston, Maine support facility lease expires on June 1, 2016. We may terminate this lease at any time after May 31, 2013 with six months’ notice. The lease contains a renewal option for an additional two years and requires us to pay a proportion of increases in operating expenses and real estate taxes after January 1, 2013.

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

Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 5, 2014. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In August 2010, Oasis Research, a non-practicing entity, filed a lawsuit against us and several of our competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our cloud backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research sought an award for damages in an unspecified amount. A trial was held in March 2013 and a jury verdict was returned against Oasis Research that found all of the asserted patents invalid. The court has not yet entered a judgment against Oasis Research and the parties are awaiting decision on certain post-trial motions. We are not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time. Any litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending this lawsuit or its resolution will not have a material adverse impact on our business, operations, financial condition, or cash flows.

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

We experienced net losses of $23.5 million for 2011, $18.9 million for 2012, $10.6 million for 2013, and $4.2 million for the nine months ended September 30, 2014, respectively, and have an accumulated deficit of $134.2 million as of September 30, 2014. We do not expect to be profitable for the foreseeable future. We expect to continue making significant expenditures to develop and expand our business, including for advertising, customer acquisition, technology infrastructure, storage capacity, product development, and international expansion, in an effort to increase and service our customer base. We also expect that our quarterly results may fluctuate due to a variety of factors described elsewhere in this Quarterly Report on Form 10-Q, including the timing and amount of our advertising expenditures, which are seasonal, as well as the timing and amount of expenditures related to the development of technologies and solutions and to defend intellectual property infringement and other claims. In addition, as a public company, we incur significant legal, accounting, and other expenses, including increased costs for director and officer liability insurance that we did not incur as a private company. We may also incur increased losses and negative cash flow in the future for a number of reasons, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events. For these reasons, we expect to continue to record net losses for the next several years and we may not be able to achieve or maintain positive cash flow from operations or profitability.

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

Our future success and competitive position depend in large part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. CARBONITE is a registered trademark in the U.S. and in over 30 other countries, including countries in the European Union. Carbonite also has additional registrations and pending applications for additional marks in the U.S. and other countries, including but not limited to “Carbonite The Better Backup Plan”, Green Dot Logo, “Back it up. Get it back”, “Because Your Life is On Your Computer”, Carbonite and the Green Dot Logo, Carbonite Lock Logo and Chinese character representations for Carbonite. We cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We currently have six issued patents and 20 pending patent applications in the U.S. and internationally. We cannot assure you that any patents will issue from any such patent applications, that patents that issue from such applications will give us the protection that we seek, or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.

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

Although we currently anticipate that our available funds will be sufficient to meet our cash needs for at least the next 12 months, we may require additional financing in the future. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. If we need to raise additional funds, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

If our existing stockholders sell, or indicate an intent to sell, a substantial number of shares of our common stock in the public market, the trading price of our common stock could decline significantly. Two of our largest shareholders are venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of their funds, their decision to sell or hold our common stock may be based not only on the underlying investment merits of our securities but also on the requirements of their internal fund structure. Additionally, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates beneficially own approximately 18.7 million shares of our common stock, which represents 66.5% of our issued and outstanding shares of common stock as of September 30, 2014. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of Carbonite, Inc.

3.2(2)	Amended and Restated By-Laws of Carbonite, Inc.

10.1†	Sixth Amendment to the Datacenter Lease with GIP Wakefield LLC, dated as of September 30, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.1 to Registrant Form 10-Q for the quarterly period ended September 30, 2011 filed with the Securities and Exchange Commission on November 10, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 13, 2011, and incorporated herein by reference.
†	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated: November 6, 2014	By:	/s/ David Friend
David Friend
Chief Executive Officer

Dated: November 6, 2014	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer