Form 10-K
period 2014-12-31
Carbonite Inc
filed 2015-03-10
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35264

CARBONITE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-1111329
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Two Avenue de Lafayette Boston, Massachusetts	02111
(Address of principal executive offices)	(Zip Code)
(617) 587-1100
(Registrant’s telephone number, including area code)
Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $247,403,250.
As of February 27, 2015, there were 27,249,579 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARBONITE, INC.

PART I
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (the Annual Report), including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential,” and similar expressions, as well as the negatives thereof, as they relate to us, our business, our management, and our industry, are intended to identify forward-looking statements. In light of risks and uncertainties discussed in this Annual Report, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. These risks include, but are not limited to, those set forth under Item 1A of this Annual Report on Form 10-K.
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
Overview
Carbonite, Inc. (together with its subsidiaries, Carbonite, the Company, our, we, or us) provides cloud and hybrid backup solutions. Our solutions provide powerful features packaged in a cost-effective, simple, and secure manner, and are designed to address the specific needs of small and medium sized businesses (SMBs) and individuals.
Carbonite was incorporated on February 10, 2005 and is a Delaware corporation. We founded Carbonite on one simple idea: all computers need to be backed up, and in this always connected and highly mobile world, cloud backup is the ideal approach. Our "set and forget" automated solution requires little effort and protects our customers' stored files even if their computers are lost, stolen, or destroyed. Today, our cloud and hybrid backup, recovery and archiving solutions help keep businesses in business.
As of December 31, 2014, we had subscribers in more than 100 countries, with subscribers based in the U.S. representing approximately 94% of our total revenue for each of 2014, 2013, and 2012.
We have developed a highly predictable subscription revenue model, with a consistently strong customer retention rate and a scalable infrastructure to support our growth. We generated revenue of $122.6 million in 2014. We continue to invest in customer acquisition, and as a result we recorded a net loss of $9.4 million in 2014. Our bookings have grown from $54.1 million in 2010 to $128.2 million in 2014. For a reconciliation of bookings to revenue for the last five years, see “Selected Consolidated Financial and Other Data.”

Industry Trends
Several trends are fueling the growth of the business continuity and backup industries. International Data Corporation ("IDC"), predicts the amount of data users create and copy will increase exponentially from 4.4 zettabytes in 2013 to 44 zettabytes in 2020, and IT pros will deal with around 230GB of data per person1. Another study indicated 22% of companies experienced data loss causing a “significant impact” to their business, and 70% of businesses with a significant data loss close their doors within a year2. We predict that this rapid growth in data along with the need for data protection will continue to drive demand for business continuity solutions.
Your life - both business and personal - is digital. Computers have transformed the way people work, communicate, and lead their daily personal and professional lives. People store a plethora of information on computers and tablets, from financial records, correspondence, passwords, work files, and tax returns to music and photos. These files could be permanently destroyed due to equipment failure, theft, loss, viruses, and accidental deletions. This data is accumulated over time and is often irreplaceable, making loss devastating for the owner.
We expect that increasing interest in leveraging cloud infrastructure will drive increased spending on built-in-the-cloud solutions like ours. According to IDC, small businesses will spend $589,673 million on IT in 20153. The use of cloud-based business products will rise and adoption of Office 365 will double to 30 percent of all U.S. small businesses in 20154.
Traditional alternatives to cloud backup such as, external hard disk drives, flash memory drives, CDs, DVDs, and tape backup drives, are limited by drive capacity, cumbersome to scale, prone to failure, not secure, and not accessible from a remote location. As a result, small businesses and individuals are increasingly searching for simple, affordable solutions that provide reliable and secure cloud backup and anytime, anywhere access to stored files. We believe that cloud and hybrid backup effectively address the limitations of traditional solutions and will be the predominant business continuity solution in the future.
___________________________

1EMC Digital Universe Study, with data and analysis by IDC, April 2014.
2Data Loss a Problem for Over One in Five Small Businesses, http://spanning.com/blog/data-loss-a-problem-for-over-one-in-five-small-businesses.
3IDC, Market Analysis Perspective: SMB Markets: SMB v Enterprise Global Overview 2014 - attitudes, priorities, IT spending, Doc #252899, December 2014.
4IDC, Worldwide SMB Predictions, 2015, Doc #WC20141218, December 2014
Our Solution
We believe that our customers buy our backup, recovery and archiving solutions because they are powerful yet simple. We make it easy for customers to recover their files, and we provide anytime, anywhere access and high quality customer support.
We believe that our solutions provide the following benefits to all of our customers:
Power: Enterprise-grade solutions designed to meet the needs of small businesses and individuals.
Simplicity: Virtually effortless solutions that are easy to use and manage. Carbonite’s products are “set and forget” and automatically protect data as it’s created.
Security: Proven technology that protects what matters and provides peace of mind. We encrypt all customer files before they are transmitted to our data centers, guarding against unauthorized access to stored files and ensuring a high level of data security. In addition, we employ state-of-the-art data center security measures intended to prevent intrusions.
Value: We provide powerful products at an affordable price, and offer resources like a growing partner program and customer support for no additional charge.

Our Key Competitive Strengths
We believe that our key competitive strengths include the following:
Brand awareness. We believe that we have among the highest brand awareness in the cloud backup market. We promote our brand through our multi-channel marketing program, which includes a broad presence in radio, online display advertising, television, print advertising, paid and natural search, and an affiliate and reseller network.
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

Comprehensive customer support. We believe that our customer support is more comprehensive than that offered by our primary competitors in the cloud backup market and aids in our customer retention. We provide telephone, live chat, and email customer support in our basic subscription fee.

Significant intellectual property portfolio. We have a significant intellectual property portfolio relating to our backup solutions. CARBONITE is a registered trademark in the U.S. and in over 30 other countries, including countries in the European Union.

Our Offerings
We intend to be a leading provider of business continuity solutions that keep businesses in business. Our suite of solutions include:
Carbonite Personal: For individuals, we offer annual plans that include unlimited cloud backup for one computer at three different service levels. All plans offer discounts for multi-year subscriptions.

Carbonite Pro: Our small business workstation solutions automatically back up files to the cloud and include an unlimited number of devices for an annual flat fee based on the amount of storage needed.
Carbonite Server Backup: Our hybrid server backup solution protects an unlimited number of servers, databases and live applications, and offers advanced management capabilities including scheduling, retention, bandwidth and compression settings, and detailed monitoring and reporting via a personalized server dashboard.
The following table sets forth key features of our Carbonite Personal Basic, Carbonite Personal Plus, and Carbonite Personal Prime consumer offerings:

	Carbonite Personal Basic	Carbonite Personal Plus	Carbonite Personal Prime
Coverage	One Computer	One computer plus one external hard drive for backup	One computer plus one external hard drive for backup
Supported operating systems	Windows and Mac	Windows	Windows
Pricing	$59.99/year; unlimited storage	$99.99/year; unlimited storage	$149.99/year; unlimited storage
Subscription Period	Annual or multi-year	Annual or multi-year	Annual or multi-year
Customer support	U.S.-based telephone, live chat, and email	U.S.-based telephone, live chat, and email	U.S.-based telephone, live chat, and email
Sync & Share	Access, edit and share your backed-up files from any of your devices (computer and select tablet and mobile devices)	Access, edit and share your backed-up files from any of your devices (computer and select tablet and mobile devices)	Access, edit and share your backed-up files from any of your devices (computer and select tablet and mobile devices)
Features	Automatic and continuous backup to the cloud, state-of-the-art security and file encryption, and recovery.	Automatic and continuous backup to the cloud, state-of-the-art security and file encryption, and recovery.	Automatic and continuous backup to the cloud, automatic video backup, courier recovery, state-of-the-art security and file encryption, and recovery.

The following table sets forth key features of our Carbonite Pro Basic and Carbonite Pro Prime small business offerings:

	Carbonite Pro Basic	Carbonite Pro Prime
Coverage	Unlimited computers, external hard drives and NAS devices	Unlimited computers, external hard drives, NAS devices and Windows file servers
Supported operating systems	Windows and Mac	Windows and Windows Server
Pricing	$269.99/year; 250 GB of backup storage space	$599.99/year; 500 GB of backup storage space
Subscription Period	Annual or multi-year	Annual or multi-year
Customer support	U.S.-based telephone, live chat, and email	U.S.-based telephone, live chat, and email
Remote file access	Anytime, anywhere using a web browser	Anytime, anywhere using a web browser
Sync & Share	Access, edit and share your backed-up files from any of your devices (computer and select tablet and mobile devices)	Access, edit and share your backed-up files from any of your devices (computer and select tablet and mobile devices)
Features	Automatic and continuous backup to the cloud, state-of-the-art security and file encryption, recovery.	Automatic and continuous backup to the cloud, state-of-the-art security and file encryption, recovery.
The following table sets forth key features of our Carbonite Server Basic, Carbonite Server Prime, and Carbonite Server Pro Bundle solutions:

	Carbonite Server Basic	Carbonite Server Prime	Carbonite Server Pro Bundle
Coverage	Unlimited servers	Unlimited servers	Unlimited servers
Supported operating systems	Windows NTFS and ReFS file systems, Microsoft SQL Server, Microsoft Exchange Server, Microsoft SharePoint Server, Windows System State; MySQL Server, Oracle Server, Hyper-V	Windows NTFS and ReFS file systems, Microsoft SQL Server, Microsoft Exchange Server, Microsoft SharePoint Server, Windows System State; MySQL Server, Oracle Server, Hyper-V	All servers to the left, plus Windows XP, Windows Vista, Windows 7, Windows Server, Windows Small Business Server, Windows 8 and 8.1.
Pricing	$799.99/year; 250 GB of cloud storage	$899.99/year; 500 GB of cloud storage	$999.99/year; 500 GB of cloud storage
Subscription Period	Annual or multi-year	Annual or multi-year	Annual or multi-year
Customer support	U.S.-based telephone, live chat, and email	U.S.-based telephone, live chat, and email	U.S.-based telephone, live chat, and email
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
We invest heavily in the development of our technologies. In 2014, 2013 and 2012, we spent $24.1 million, $20.9 million and $19.9 million, respectively, on research and development. Our proprietary technologies are fundamental to our value proposition as they enable us to deliver the following benefits:
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
Marketing and Sales
Our marketing and sales efforts are focused on three primary goals: building brand awareness, acquiring customers at a low cost, and retaining existing customers. Our advertising reinforces our brand image by emphasizing ease of use, affordability, security, reliability, and anytime, anywhere access to stored files. We use radio advertising, online display advertising, television, print advertising, paid search, direct marketing, and affiliate and reseller marketing. Our public relations efforts include engaging the traditional press, new media, and social networks. Our distribution strategy is designed to sell large volumes of our solutions through our sales channel relationships including resellers.
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
Retention. Our customer retention efforts are focused on establishing and maintaining long-term relationships with our customers by delivering a compelling customer experience and superior value, communicating regularly with customers through email, on-site messaging, and other media, and creating positive interactions with our customer support team. We monitor developing trends in subscription durations, renewals, and customer satisfaction to maximize our customer retention. We offer incentives to customers to purchase multi-year subscriptions, which we believe helps to increase our customer retention. As of December 31, 2014, 2013 and 2012, 25%, 28%, and 29%, respectively, of our customers had multi-year subscriptions.
Intellectual Property
We believe that the strength of our brand and the functionality of our software help differentiate us from our competitors. As such, our success depends upon our ability to protect our technologies and intellectual property, including our proprietary server software, which allows us to move and store vast amounts of customer data. To protect our intellectual property, we rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions. CARBONITE is a registered trademark in the U.S. and in over 30 other countries, including countries in the European Union. Carbonite also has additional registrations and/or pending applications for additional marks in the U.S. and/or other countries, including but not limited to “Carbonite The Better Backup Plan”, “Back it up. Get it back”, “Because Your Life is On Your Computer” Logo, "Carbonite" and the Green Dot Logo, Carbonite Lock Logo, Phanfare, Zmanda and the Z logo and Chinese character representations for Carbonite. In addition, we have eight issued patents, expiring at various times between 2027 and 2032, and 18 pending patent applications in the U.S. and internationally that cover both our technical infrastructure and our key usability and design concepts.
Competition
Our market is rapidly evolving due to technological advances that are driving changes in the way small and medium sized businesses operate. Over the past few years, competition has intensified, and we expect this to continue with the introduction of new technologies and market entrants. We compete against many companies across the storage, backup, archiving and cloud markets, ranging from those who provide a wide array of IT services, to those who provide only a specific business continuity product, to distributors and resellers.

We believe key factors to successfully compete in the business continuity market include ease of installation and use, value, cloud storage, data security, reliability, and brand reputation. We believe that Carbonite competes favorably with respect to each of the key factors by providing powerful, yet simple cloud and hybrid business continuity solutions. Our offerings are easy-to-use, affordable, secure, include a variety of storage capacity options, and enable anytime, anywhere access to files.
Historically, we have competed with CrashPlan (Code 42) and Mozy (EMC) for workstation backup, and with offerings from Symantec, Acronis and Datto for Server and Appliance offerings. We expect many of our competitors and their positions to change, as we complete our pivot to serve the SMB market and as the markets we compete in continue to evolve.
Employees
As of December 31, 2014, we had 579 full-time and 10 part-time employees. Of our full-time employees, 306 were in operations and support, 89 were in sales and marketing, 107 were in research and development, and 77 were in general and administrative functions. None of our employees are covered by collective bargaining agreements.
Subsequent Events
On December 24, 2014, Copper Holdings, Inc., a wholly owned subsidiary of j2 Global, Inc. (“j2”), commenced an unsolicited tender offer to acquire all of the outstanding shares of our common stock.  The tender offer was subsequently withdrawn. On January 8, 2015, our Board of Directors adopted a Rights Agreement, pursuant to which “rights” are issued to all Company common shareholders that, if activated upon an attempted unfriendly acquisition, would deter and thereby minimize the risk of, any potential hostile takeovers. We have also received notices of director nominations from Engine Capital, L.P. (“Engine Capital”) and j2.
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
We experienced net losses of $18.9 million for 2012, $10.6 million for 2013, and $9.4 million for 2014, and we have an accumulated deficit of approximately $139.3 million as of December 31, 2014. While we have experienced revenue growth over these same periods, we may not be able to achieve profitability in the future or on a consistent basis. We expect to continue making significant expenditures to develop and expand our business, including for advertising, customer acquisition, technology infrastructure, storage capacity, product development, and international expansion, in an effort to increase and service our customer base. We also expect that our results may fluctuate due to a variety of factors described elsewhere in this Annual Report, including the timing and amount of our advertising expenditures, which are seasonal, the timing and amount of expenditures related to the development of technologies and solutions, and to defend intellectual property infringement and other claims. We may also incur increased losses and negative cash flow in the future for a variety of reasons, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events.
Any significant disruption in our service or loss or misuse of our customers’ data could damage our reputation and harm our business and operating results.
Our brand, reputation, and ability to attract, retain, and serve our customers are dependent upon the reliable performance of our service and our customers’ ability to readily access their stored files. Our customers rely on our cloud backup solution to store digital copies of their valuable data files, including financial records, business information, photos, and other personally meaningful content. Our data centers, and our third party data center providers, are vulnerable to damage or interruption from human error, intentional bad acts, computer viruses or hackers, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could limit our customers’ ability to access their files and could prevent us from being able to continuously back up our customers’ files. Prolonged delays or unforeseen difficulties in connection with adding storage capacity or upgrading our network architecture when required may cause our service quality to suffer. A breach of our network security and systems could also cause the loss or public disclosure of, or access by third parties to, our customers’ stored files. Any event that significantly disrupts our service or exposes our customers’ stored files to misuse could damage our reputation and harm our business and operating results, including reducing our revenue, causing us to issue credits to customers, subjecting us to potential liability, harming our renewal rates, or increasing our cost of acquiring new customers.
The market for cloud solutions is competitive, and if we do not compete effectively, our operating results could be harmed.
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
Demand for our cloud and hybrid backup solutions is sensitive to price. Many factors, including our advertising, customer acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with our solutions. Similarly, certain competitors may use internet-based marketing strategies that enable them to acquire customers at a lower cost than us. There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue and operating results.
Over the long term, we intend to invest in research and development activities, and these investments may achieve delayed, or lower than expected, benefits which could harm our operating results.
While we intend to focus on managing our costs and expenses, over the long term, we also intend to invest in research and development activities as we focus on organic growth through internal innovation. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
We have in the past incurred, and will continue to incur, significant research and development expenses as we strive to remain competitive. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•	the difficulty in forecasting customer preferences or demand accurately;

•	the inability to expand product capacity to meet demand for new products;

•	the inability to successfully manage the transition from older products;

•	the impact of customers’ demand for new products on the products being replaced, thereby causing a decline in sales of existing products and an excessive, obsolete supply of inventory;

•	delays in initial shipments of new products;

•	adapting to emerging and evolving industry standards and to technological developments by our competitors and customers;

•	entering into new or unproven markets with which we have limited experience

•	the response of competitors to the introductions of new products; and

•	the desire by customers to evaluate new products for extended periods of time.
Our failure to introduce new or enhanced products on a timely basis, keep pace with rapid industry, technological or market changes or effectively manage the transitions to new products or new technologies could have a material adverse effect on our business, results of operations or financial condition.
We may not be able to respond to rapid technological changes with new solutions, which could have a material adverse effect on our operating results.
The cloud and hybrid business continuity market is characterized by rapid technological change and frequent new product and service introductions. Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing solutions, introduce new features and products, and sell into new markets. We are in the process of addressing the challenges of dynamic and accelerating market trends, such as the decline in the PC market, the market shift towards tablets within mobility and architectural shifts in the provision of security and storage solutions, all of which has made it more difficult for us to compete effectively and requires us to improve our product and service offerings. Customers may require features and capabilities that our current solutions do not have. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our solutions, and may adversely impact our operating results.
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
Our limited operating history makes it difficult to evaluate our current business and future prospects, and, because we recognize revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in subscription sales are not reflected immediately in our operating results.
We have been in existence since 2005, and our revenue has grown rapidly from $38.6 million in 2010 to $122.6 million in 2014, representing a compound annual growth rate of 34% over that period. We do not expect that this growth rate will continue in future periods and you should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. In addition, because we recognize revenue from customers over the terms of their subscriptions, a large portion of our revenue for each quarter reflects deferred revenue from subscriptions entered into during previous quarters, and downturns or upturns in subscription sales or renewals may not be reflected in our operating results until later periods. We may not achieve sufficient revenue to achieve or maintain positive cash flow from operations or profitability, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. If we do not manage these risks successfully, our business will be harmed. If our future growth fails to meet investor or analyst expectations, it could have a negative effect on our stock price. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and operating results.
A decline in demand for our solutions or for cloud solutions in general could cause our revenue to decline.
We derive, and expect to continue to derive, substantially all of our revenue from the sale of our cloud and hybrid backup solutions, a rapidly changing market. Changes in customer preferences for cloud solutions may have a disproportionately greater impact on us than if we offered multiple products and services. The market for cloud solutions is subject to rapidly changing customer demand and trends in preferences. Some of the potential factors that could affect interest in and demand for cloud solutions include:

•	awareness of our brand and the cloud and hybrid backup solutions category generally;

•	the appeal and reliability of our solutions;

•	the price, performance, features, and availability of products and services that compete with ours;

•	public concern regarding privacy and data security;

•	our ability to maintain high levels of customer satisfaction; and

•	the rate of growth in online solutions generally.
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
Our relationships with our partners and distributors may be terminated or may not continue to be beneficial in generating new customers, which could adversely affect our ability to increase our customer base.
We maintain a network of active partners and distributors, which refer customers to us through links on their websites and outbound promotion to their customers. If we are unable to maintain our contractual relationships with existing partners and distributors, or establish new contractual relationships with potential partners and distributors, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. The number of customers that we are able to add through these relationships is dependent on the marketing efforts of our partners and distributors, over which we have very little control.
If we are unable to expand our base of small business customers, our business could be adversely affected.
In 2010, we introduced the first version of our backup solution targeted at small businesses. We have committed and continue to commit substantial resources to the expansion and increased marketing of our small business solutions. If we are unable to market and sell our solutions to small businesses with competitive pricing and in a cost-effective manner, our ability to grow our revenue and achieve profitability will be harmed. We believe that it is more difficult and expensive to attract and retain small business customers than individuals, because small businesses:

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
Our brand, reputation, and ability to attract, retain and serve our customers are dependent upon the reliable performance of our websites, network infrastructure and payment systems, and our customers’ ability to readily access their stored files. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down our websites’ performance and our customers’ ability to access their stored files, or made our websites and infrastructure inaccessible, and we may experience interruptions in the future. Our data center leases expire at various times in 2015, 2016, and 2018 with rights of extension. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer that portion of our computing and storage capacity to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. In addition, while we operate and maintain the primary elements of our websites and network infrastructure, some elements of this complex system are operated by third parties that we do not control and that would require significant time to replace. We expect this dependence on third parties to increase. In particular, we utilize Amazon Web Services and Google Cloud Storage to provide us with some computing and storage capacity pursuant to agreements that continue until terminated upon written notice by either party. All of these third-party systems are located in data center facilities operated by third parties. Interruptions in our systems, the third-party systems on which we rely, or the use of our data facilities, whether due to system failures, computer viruses, physical or electronic break-ins, damage or interruption from human error, power losses, hardware failures, systems failures, telecommunications failures or other factors, could affect the security or availability of our websites and infrastructure, prevent us from being able to continuously back up our customers’ data or our customers from accessing their stored data, and may damage our customers’ stored files. Any financial difficulties, such as bankruptcy, faced by our third-party data center operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Moreover, if our third-party data center providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Interruptions in our services might reduce our revenue, cause us to issue credits or refunds to customers, subject us to potential liability, or harm our renewal rates.
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
Our customers rely on our solutions to store digital copies of their files, including financial records, business information, photos, and other personally meaningful content. We also store credit card information and other personal information about our customers. A breach of our network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ stored files could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of customers to provide us with their credit card or payment information, an unwillingness of our customers to use our solutions, harm to our reputation and brand, loss of our ability to accept and process customer credit card orders, and time-consuming and expensive litigation. Third parties may be able to circumvent our security by deploying viruses, worms, and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks and we may not immediately discover these attacks or attempted infiltrations. Further, outside parties may attempt to fraudulently induce our employees, consultants, or affiliates to disclose sensitive information in order to gain access to our information or our customers’ information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world. As a result, we may be unable to proactively address these techniques or to implement adequate preventative or reactionary measures. In addition, employee or consultant error, malfeasance, or other errors in the storage, use, or transmission of personal information could result in a breach of customer or employee privacy. We maintain insurance coverage to mitigate the potential financial impact of these risks; however, our insurance may not cover all such events or may be insufficient to compensate us for the potentially significant losses, including the potential damage to the future growth of our business, that may result from the breach of customer or employee privacy.
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
Our products are complex and operate in a wide variety of environments, systems, applications and configurations, which could result in errors or product failures.
Because we offer very complex products, undetected errors, failures, or bugs may occur, especially when products are first introduced or when new versions are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Our customers’ computing environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. In addition, despite testing by us and others, errors, failures, or bugs may not be found in new products or releases until after commencement of commercial shipments. In the past, we have discovered software errors, failures, and bugs in certain of our product offerings after their introduction and, in some cases, have experienced delayed or lost revenues as a result of these errors.

Errors, failures, or bugs in products released by us could result in negative publicity, damage to our brand, product returns, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers or others. Many of our end-user customers use our products in applications that are critical to their businesses and may have a greater sensitivity to defects in our products than to defects in other, less critical, software products. In addition, if an actual or perceived breach of information integrity or availability occurs in one of our end-user customer’s systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our product licensing, which could cause us to lose existing or potential customers and could adversely affect our operating results.
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
Our solutions are used by customers in the health care industry and we must comply with numerous federal and state laws related to patient privacy in connection with providing our solutions to these customers. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH, include privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards. Because our solutions may backup individually identifiable health information for our customers, our customers are mandated by HIPAA to enter into written agreements with us-known as business associate agreements-that require us to safeguard individually identifiable health information. Business associate agreements typically include:

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
Our operating results have fluctuated in the past and may continue to do so in the future. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause our stock price to decline.
Our quarterly and annual operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly or annual operating results or guidance fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. The following factors, among others, could cause fluctuations in our quarterly or annual operating results or guidance:

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

We believe that our quarterly and annual revenue and operating results may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one period as an indication of future performance.
Seasonal variations in our business may also cause fluctuations in our financial results. For example, we generally spend more on advertising during the first and third quarters of each year to capitalize on lower advertising rates in these periods and increased sales of devices that create or store data during post-holiday and back to school periods and our bookings tend to be higher in these periods. While we believe that these seasonal trends have affected and will continue to affect our quarterly and annual results, our trajectory of rapid growth may have overshadowed these effects to date. We believe that our business may become more seasonal in the future as our growth rate slows, and that such seasonal variations in advertising expenditures and customer purchasing patterns may result in fluctuations in our financial results.
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
We may expand by continuing to acquire or invest in other companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.
We may in the future continue to acquire complementary products, services, technologies, or businesses. We may also enter into relationships with other businesses to expand our portfolio of solutions or our ability to provide our solutions in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. We do not have substantial experience with integrating and managing acquired businesses or assets. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.
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
We depend on the continued service and performance of our key personnel. We do not have long-term employment agreements with any of our officers or key employees. In addition, many of our key technologies and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, product development, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In addition, several of our key personnel have only recently been employed by us, and we are still in the process of integrating these personnel into our operations. Our failure to successfully integrate these key employees into our business could adversely affect our business. In particular, David Friend, our founder, chairman, and former President and Chief Executive Officer, announced in February 2014 that he would resign as an executive of the Company, and on December 4, 2014, we announced that our board of directors appointed Mohammad Ali as our new President and Chief Executive Officer. To the extent that Mr. Ali is not successfully integrated, our business could be negatively impacted. While our board of directors remains committed to our strategic direction, management transitions can be disruptive and result in loss of institutional focus and employee morale, making execution of business strategies more difficult.
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
As of December 31, 2014, we had federal, state, and foreign net operating loss carryforwards, or NOLs, of $100.2 million, $57.8 million, and $11.5 million, respectively, available to offset future taxable income, which expire in various years through 2034 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. Based upon our analysis as of December 31, 2014, there was no ownership change experienced during 2014. If changes in our ownership occur in the future, our ability to use NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results and the market price of our common stock.
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
Furthermore, we have licensed proprietary technologies from third parties that we use in our technologies and business, and we cannot be certain that the owners’ rights in their technologies will not be challenged, invalidated, or circumvented. In addition to the general risks described above associated with intellectual property and other proprietary rights, we are subject to the additional risk that the seller of such technologies may not have appropriately created, maintained, or enforced their rights in such technology.
Our success depends in large part on our ability to protect and enforce our intellectual property rights. If we are not able to adequately protect our intellectual property and proprietary technologies to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
Our future success and competitive position depend in large part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. CARBONITE is a registered trademark in the U.S. and in over 30 other countries, including countries in the European Union. Carbonite also has additional registrations and pending applications for additional marks in the U.S. and other countries, including but not limited to “Carbonite The Better Backup Plan”, “Back it up. Get it back”, “Because Your Life is On Your Computer”, "Carbonite" and the Green Dot Logo, Carbonite Lock Logo, Phanfare, Zmanda and the Z logo and Chinese character representations for Carbonite. We cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We currently have eight issued patents and 18 pending patent applications in the U.S. and internationally. We cannot assure you that any patents will issue from any such patent applications, that patents that issue from such applications will give us the protection that we seek, or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. To counter infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time-consuming to litigate. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop others from using the technology at issue on the grounds that our patent(s) do not cover such technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not being issued.
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

Risks Related to Ownership of our Common Stock

We may be subject to a proxy contest that would be disruptive to our business, may require us to incur significant additional costs and threatens to adversely affect the company’s operations and results.

We have received notices of director nominations from Engine Capital, L.P. and j2.  If Engine Capital and j2 do not withdraw their nominations, a proxy contest is likely to occur. A proxy contest could adversely affect our operations and results because:

•	it would be disruptive, costly and time-consuming, and divert the attention of our Board of Directors, management and employees;

•
the perceived uncertainties regarding the future of the Company related to a proxy contest, including, but not limited to, uncertainties related to our new CEO and Board of Directors, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, customers or other business partners;

•
if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders;

•	the expenses for legal and advisory fees and the administrative and associated costs incurred in connection with a potential proxy contest may be substantial; and

•
we may choose to initiate, or may become subject to, litigation as a result of the potential proxy contest or matters resulting from the potential proxy contest, which could serve as a further distraction to our Board of Directors, management and employees and could require us to incur significant additional costs, and, moreover, if determined adversely to us, these lawsuits could harm our business and have a material adverse effect on our results of operations.

We believe the future trading price of our common stock could be subject to wide price fluctuations or otherwise adversely affected based on the events, risks and uncertainties described above.

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
In addition, the stock market in general, and the market for internet-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources, and harm our business, financial condition, and operating results. In addition, recent fluctuations in the financial and capital markets have resulted in volatility in securities prices.
If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business, and our investors views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. As part of our process of documenting and testing our internal control over financial reporting, we may identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our solutions to new and existing customers.

Our failure to raise additional capital or generate the cash flows necessary to expand our operations and invest in our business could reduce our ability to compete successfully.
Although we currently anticipate that our available funds will be sufficient to meet our cash needs for at least the next 12 months, we may require additional financing in the future. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. If we need to raise additional funds, we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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
If our existing stockholders sell, or indicate an intent to sell, a substantial number of shares of our common stock in the public market, the trading price of our common stock could decline significantly. Two of our largest shareholders are venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of their funds, their decision to sell or hold our common stock may be based not only on the underlying investment merits of our securities but also on the requirements of their internal fund structure. Additionally, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates beneficially own approximately 19.0 million shares of our common stock, which represents 67.2% of our issued and outstanding shares of common stock as of December 31, 2014. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.
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
Anti-takeover provisions contained in our certificate of incorporation, bylaws, Rights Agreement as well as provisions of Delaware law, could impair a takeover attempt.
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

We have also adopted a Rights Agreement, pursuant to which “rights” are issued to all Company common stockholders that, if activated upon an attempted unfriendly acquisition, would deter, and thereby minimize the risk of, any potential hostile takeover. These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.
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
Our principal executive offices are located in Boston, Massachusetts, in a 52,588, square-foot facility, under a lease expiring on December 31, 2024. We also have our former corporate headquarters, which is a 39,775 square-foot facility in Boston, Massachusetts, under a lease and sublease expiring on December 31, 2016, and a 22,592 square-foot customer support facility in Lewiston, Maine under a lease expiring on June 1, 2016. We also maintain small offices in Sunnyvale, California, Munich, Germany and Viersen, Germany.
Our data centers are located in Massachusetts and Arizona. Our data center leases expire between September 2015 and April 2018. Our Somerville, Massachusetts data center arrangement ended on January 31, 2015.

ITEM 3.	LEGAL PROCEEDINGS
In August 2010, Oasis Research, LLC, or Oasis Research, filed a lawsuit against us and several of our competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our cloud backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research sought an award for damages in an unspecified amount. A trial was held in March 2013 and a jury verdict was returned against Oasis Research that found all of the asserted patents invalid. On January 8, 2015, the magistrate judge granted Oasis Research’s Motion for Judgment as a Matter of Law under Rule 50(b) and Alternative Request for a New Trial under Rule 59(a). The Company is currently reviewing the order. We are not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time.
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
Our common stock is traded on The NASDAQ Global Market under the symbol “CARB.” The following table shows the high and low sale prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated:

	2014		2013
	High	Low	High	Low
First Quarter	$13.80	$9.07	$11.03	$9.12
Second Quarter	$12.00	$8.26	$13.50	$9.54
Third Quarter	$12.66	$9.17	$16.50	$12.15
Fourth Quarter	$14.89	$9.55	$16.02	$10.11
On February 27, 2015, the closing price as reported on The NASDAQ Global Market, of our common stock was $15.07 per share. As of February 27, 2015, we had approximately 42 holders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street” name accounts through brokers.
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

Performance Graph
The following performance graph compares the cumulative total return to holders of our common stock for the period from August 11, 2011, the date our common stock commenced trading on The NASDAQ Global Market, through December 31, 2014, against the cumulative total return of The NASDAQ Composite Index and The NASDAQ-100 Technology Sector Index.
The comparison assumes that $100.00 was invested in our common stock, The NASDAQ Composite Index and The NASDAQ-100 Technology Sector Index. The graph assumes the initial value of our common stock on August 11, 2011 was the closing sale price on that day of $12.35 per share and not the initial offering price to the public of $10.00 per share. The performance shown on the graph below is based on historical results and is not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Carbonite, Inc., the NASDAQ Composite Index, and the NASDAQ-100 Technology Sector Index
$250.00
$200.00
$150.00
$100.00
$50.00
$-
8/11/2011
12/31/2011
12/31/2012
12/31/2013
12/31/2014
CARB
NASDAQ
NDXT

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
Recent Sales of Unregistered Securities
There were no unregistered sales of our equity securities during the twelve months ended December 31, 2014.
Repurchases
Neither we nor any "affiliated purchaser" repurchased any shares of our equity securities during the year ended December 31, 2014.

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
The consolidated statements of operations data for the years ended December 31, 2014, 2013, and 2012 and the consolidated balance sheets data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheets data as of December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Consolidated statements of operations data:
Revenue	$122,620	$107,194	$84,043	$60,512	$38,563
Cost of revenue (1)	38,567	34,881	29,060	23,202	16,284
Gross profit	84,053	72,313	54,983	37,310	22,279
Operating expenses (1):
Research and development	24,132	20,919	19,925	16,511	10,868
General and administrative	17,862	14,275	9,928	6,631	4,209
Sales and marketing	49,882	47,349	42,719	37,722	33,098
Restructuring charges	762	322	1,345	—	—
Total operating expenses	92,638	82,865	73,917	60,864	48,175
Loss from operations	(8,585)	(10,552)	(18,934)	(23,554)	(25,896)
Interest and other (expense) income, net	(398)	2	38	41	133
Loss before income taxes	(8,983)	(10,550)	(18,896)	(23,513)	(25,763)
Provision for income taxes	(367)	(55)	(40)	(23)	—
Net loss	(9,350)	(10,605)	(18,936)	(23,536)	(25,763)
Accretion of redeemable convertible preferred stock	—	—	—	(128)	(210)
Net loss attributable to common stockholders	$(9,350)	$(10,605)	$(18,936)	$(23,664)	$(25,973)
Basic and diluted net loss per share attributable to common stockholders	$(0.35)	$(0.41)	$(0.74)	$(1.84)	$(5.90)
Weighted-average number of common shares used in computing basic and diluted net loss per share	26,816,879	26,166,554	25,503,068	12,841,233	4,399,137

(1)    Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenue	$539	$508	$440	$207	$45
Research and development	1,285	955	1,199	511	171
General and administrative	3,216	2,250	1,579	346	227
Sales and marketing	1,025	1,064	913	381	99

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated balance sheet data:
Cash	$46,084	$50,392	$40,341	$59,842	$13,855
Working capital (deficit)	(23,767)	(11,080)	(11,685)	18,838	(12,381)
Total assets	131,754	109,161	100,925	99,606	40,941
Deferred revenue, including current portion	91,424	84,000	75,206	59,696	38,722
Total liabilities	117,216	96,340	86,994	72,004	47,834
Preferred stock warrant liability	—	—	—	—	82
Redeemable and convertible stock	—	—	—	—	68,730
Total stockholders’ equity (deficit)	14,538	12,821	13,931	27,602	(75,623)

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except percentage data)
Key metrics:
Bookings (1)	$128,183	$115,988	$98,488	$80,900	$54,141
Annual retention rate (2)	83%	84%	84%	82%	83%
Renewal rate (3)	80%	80%	82%	82%	81%
Free cash flow (4)	$15,072	$5,974	$(4,065)	$(5,972)	$(12,204)

(1)
We define bookings as revenue recognized during the period plus the change in total deferred revenue net of foreign exchange (excluding deferred revenue recorded in connection with acquisitions) during the same period.

(2)	We define annual retention rate as the percentage of customers on the last day of the prior year who remain customers on the last day of the current year.

(3)	We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented.

(4)
We define free cash flow as net cash provided by (used in) operating activities, less capital expenditures, and adjusted for the cash portion of the lease exit charge, payments related to corporate headquarter relocation, acquisition-related payments, tender offer-related expenses, and CEO transition payments.

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

Our management uses bookings as a proxy for cash receipts. Bookings represent the aggregate dollar value of customer subscriptions received by us during a period. We initially record a subscription fee as deferred revenue and then recognize it as revenue ratably, on a daily basis, over the life of the subscription period. Management uses free cash flow as a measure of our operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to determine capital requirements; to facilitate a comparison of our results with those of other companies; and in communications with our board of directors concerning our financial performance. We also use free cash flow as a factor when determining management’s incentive compensation. Management believes that the use of free cash flow provides consistency and comparability with our past financial performance, facilitates period to period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.
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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Revenue	$122,620	$107,194	$84,043	$60,512	$38,563
Add change in deferred revenue, net of foreign exchange (excluding acquisition)	5,563	8,794	14,445	20,388	15,578
Bookings	$128,183	$115,988	$98,488	$80,900	$54,141

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cash provided by (used in) operating activities	$22,678	$14,625	$9,195	$7,572	$(1,552)
Add cash portion of lease exit charge	230	1,150	157	—	—
Add payments related to corporate headquarter relocation	3,872	—	—	—	—
Add acquisition-related payments	2,053	—	—	—	—
Add tender offer-related payments	100	—	—	—	—
Add CEO transition payments	634	—	—	—	—
Subtract capital expenditures	(14,495)	(9,801)	(13,417)	(13,544)	(10,652)
Free cash flow	$15,072	$5,974	$(4,065)	$(5,972)	$(12,204)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a provider of cloud and hybrid backup solutions. Our solutions provide powerful features packaged in a simple, cost-effective and secure manner, and are designed to address the specific needs of small and medium sized businesses (SMBs) and consumers.
In 2005, we began development of our cloud backup solution and raised our first capital from investors. We sold the first Carbonite subscription in 2006. In 2010, we introduced our small business solution and expanded our management team to better focus on our small business and consumer markets. We surpassed 100,000 subscribers in 2008, 500,000 subscribers in 2009, and 1,000,000 subscribers in early 2011. As of December 31, 2014, we had subscribers in more than 100 countries, with subscribers based in the U.S. representing approximately 94% of our total revenue for 2014.
One of our largest individual expenses is advertising for customer acquisition, which is recorded as sales and marketing expense. This is comprised of radio advertising, online display advertising, television, print advertising, paid search, direct marketing, and other expenses. Our total advertising expense in 2014, 2013, and 2012 was $18.0 million, $25.2 million, and $24.1 million, respectively. We generally spend more on advertising in the first and third quarters of each year based on the seasonality of customer purchasing patterns and fluctuations in advertising rates. We currently have a distribution strategy designed to sell large volumes of our solutions through our sales channel relationships including resellers.
As we grow our business we continue to invest in additional storage and infrastructure. Our capital expenditures in 2014, 2013, and 2012 were $14.5 million, $9.8 million, and $13.4 million, respectively.
Our revenue has grown from $84.0 million in 2012 to $107.2 million in 2013 and $122.6 million in 2014. At the same time, our total operating costs have grown from $73.9 million in 2012 to $82.9 million in 2013 and $92.6 million in 2014, principally as a result of our investment in customer acquisition and research and development. We expect to continue to devote substantial resources to customer acquisition, improving our technologies, and expanding our solutions. In addition, we expect to invest heavily in our operations to support anticipated growth and public company reporting and compliance obligations. We defer revenue over our customers’ subscription periods, but expense marketing costs as incurred. As a result of these factors, we expect to continue to incur GAAP operating losses on an annual basis for the foreseeable future.
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
Key Business Metrics
Our management regularly reviews a number of financial and operating metrics, including the following key metrics, to evaluate our business:

•
Bookings. We calculate bookings as revenue recognized during a particular period plus the change in total deferred revenue net of foreign exchange (excluding deferred revenue recorded in connection with acquisitions) during the same period. Our management uses this measure as a proxy for cash receipts. Bookings represent the aggregate dollar value of customer subscriptions received by us during a period. We initially record a subscription fee as deferred revenue and then recognize it as revenue ratably, on a daily basis, over the life of the subscription period.

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

•
Free cash flow. We define free cash flow as cash provided by operating activities, less purchases of property and equipment plus acquisition and other non-recurring charges. Our management uses free cash flow to assess our business performance and evaluate the amount of cash generated by our business.

Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue but may result in material monthly and quarterly variances in one or more of the key business metrics described above.
Performance Highlights
The following table presents our performance highlights for the periods presented:

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except percentage data)
Key metrics:
Bookings	$128,183	$115,988	$98,488
Annual retention rate	83%	84%	84%
Renewal rate	80%	80%	82%
Free cash flow	$15,072	$5,974	$(4,065)

Our total bookings increased over the periods presented, and we continue to invest in customer acquisition in an effort to drive continued growth, with bookings for our small business solutions representing 31% of total bookings for the year ended December 31, 2014, up from 27% in the year ended December 31, 2013.

Free cash flow for the year ended December 31, 2014 increased by $9.1 million, and $19.1 million compared to the years ended December 31, 2013, and December 31, 2012, respectively. Our increase in free cash flow was principally driven by growth in bookings and increased efficiencies in our business model.
Key Components of our Consolidated Statements of Operations
Revenue
We derive our revenue principally from subscription fees related to our service solutions. We typically charge a customer’s credit card the full price of the subscription at the commencement of the subscription period and at each renewal date, unless the customer decides not to renew the subscription. We initially record a customer subscription fee as deferred revenue and then recognize it as revenue ratably, on a daily basis, over the life of the subscription period.
Cost of revenue
Cost of revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, depreciation of equipment, amortization of developed technology, rent, utilities and broadband, equipment maintenance, software license fees, and allocated overhead. The expenses related to hosting our services and supporting our customers are related to the number of customers and the complexity of our services and hosting infrastructure. On a cost-per-GB stored basis, our costs have decreased due to decreases in storage prices and greater efficiency in our data center operations. We have also experienced a downward trend in the cost of storage equipment and broadband service, which we expect will continue in the future. We expect these expenses to increase in absolute dollars, but decrease as a percentage of revenue due to improved efficiencies in supporting customers.
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
Sales and marketing. Sales and marketing expenses consist primarily of advertising costs, wages and benefits for sales and marketing personnel, creative expenses for advertising programs, credit card fees, commissions paid to third-party partners and affiliates, and the cost of providing free trials. The largest component of sales and marketing expense is advertising for customer acquisition, principally radio, online, television and print advertisements. Online search costs consist primarily of pay-per-click payments to search engine operators. Advertising costs are expensed as incurred. To date, marketing and advertising costs have been incurred principally in the U.S., but we may increase our marketing and advertising expenditures in other countries. We expect that we will continue to commit significant resources to our sales and marketing efforts to grow our business and awareness of our brand and solutions. We expect that sales and marketing expenses will continue to increase in absolute dollars on an annual basis, but decrease as a percentage of revenue, as we expect to grow our revenue at a faster rate.
Restructuring charges. Restructuring charges consist of lease exit charges related to our corporate headquarter relocation, costs associated with our data center optimization program, the March 2012 closure of our Boston, Massachusetts data center and charges incurred related to the restructuring of our Carbonite China operations, which are now dormant. See Note 12—Restructuring to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

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
See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.
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

Business Combinations
In accordance with ASC 805, Business Combinations, we recognize the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.
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
Goodwill is not amortized, but rather is tested for impairment annually or more frequently at the reporting unit level if facts and circumstances warrant a review. We have determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment. For purposes of assessing potential impairment, we estimate the fair value of the reporting unit (based on our market capitalization) and compare this amount to the carrying value of the reporting unit (as reflected by our total stockholders’ equity). If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. Our annual goodwill impairment test is at November 30 of each year. To date, we have not identified any impairment to goodwill.
Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. We amortize acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. We review our intangible assets with definite lives for impairment when events or changes in circumstances indicate that the carrying amount of any of these assets may not be recoverable. We have not identified any impairment of our long-lived assets as of December 31, 2014, 2013, and 2012.

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
Due to a history of losses, we have provided a full valuation allowance, in the U.S. and in foreign tax jurisdictions in which we operate that are in a full tax asset position, against our deferred tax assets. This is more fully described in Note 10—Income Taxes to our consolidated financial statements, included in the Annual Report on Form 10-K. The ability to utilize these losses, any future losses, and any other tax credits or attributes may be restricted or eliminated by changes in our ownership, changes in legislation, and other rules affecting the ability to offset future taxable income with losses from prior periods. Future determinations on the need for a valuation allowance on our net deferred tax assets will be made on an annual basis, and our assessment at December 31, 2014 reflects a continued need for a full valuation allowance.
Stock-based compensation
Accounting guidance requires employee stock-based payments to be accounted for under the fair value method. Under this method, we are required to record compensation cost based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods. We use the straight-line amortization method for recognizing stock-based compensation expenses.
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
We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model, and the fair value of option awards with market based vesting conditions on the date of grant using the lattice model with a Monte Carlo simulation. These models further require the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield. As a public company with limited trading history, we consider both the volatility of our stock price and that of our publicly traded peer companies. The expected life assumption is based on the simplified method for estimating expected term as we do not have sufficient stock option exercise experience to support a reasonable estimate of the expected term. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with terms approximately equal to the expected life of the stock option. We use an expected dividend rate of zero as we currently have no history or expectation of paying cash dividends on our capital stock.

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

	Years Ended December 31,
	2014	2013	2012
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	31.5	32.5	34.6
Gross profit	68.5	67.5	65.4
Operating expenses:
Research and development	19.7	19.5	23.7
General and administrative	14.5	13.3	11.8
Sales and marketing	40.7	44.2	50.8
Restructuring charges	0.6	0.3	1.6
Total operating expenses	75.5	77.3	87.9
Loss from operations	(7.0)	(9.8)	(22.5)
Interest and other (expense) income, net	(0.3)	—	—
Loss before income taxes	(7.3)	(9.8)	(22.5)
Provision for income taxes	(0.3)	(0.1)	—
Net loss	(7.6)%	(9.9)%	(22.5)%
Comparison of Years Ended December 31, 2014, 2013, and 2012
Revenue

	Years Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(in thousands, except percentage data)
Revenue	$122,620	$107,194	$84,043	14.4%	27.5%
Revenue increased by $15.4 million in 2014 and by $23.2 million in 2013, primarily due to increases in the average selling prices for our SMB and consumer solutions. Revenue from our SMB solutions was approximately $31.0 million in 2014 compared to $21.4 million in 2013.
Cost of revenue, gross profit, and gross margin

	Years Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(in thousands, except percentage data)
Cost of revenue	$38,567	$34,881	$29,060	10.6%	20.0%
Percent of revenue	31.5%	32.5%	34.6%
Components of cost of revenue:
Personnel-related costs	$12,614	$10,361	$8,666	21.7%	19.6%
Hosting and depreciation costs	21,609	20,555	18,463	5.1%	11.3%
Software, amortization and other	4,344	3,965	1,931	9.6%	105.3%
Total cost of revenue	$38,567	$34,881	$29,060	10.6%	20.0%
Gross profit	$84,053	$72,313	$54,983	16.2%	31.5%
Gross margin	68.5%	67.5%	65.4%

Our gross margin improvement for 2014 and 2013 was driven by an increasing percentage of our revenues derived from higher margin SMB products and efficiencies realized in our data centers. Cost of revenue increased by $3.7 million in 2014 and by $5.8 million in 2013, primarily driven by an increase in personnel-related costs and other costs associated with maintaining our data centers. The increase in cost of revenue in 2014 was comprised primarily of an increase in personnel-related costs of $2.3 million associated with additional customer support and operations headcount, and an increase in hosting and depreciation costs of $1.1 million mainly related to an increase in rent and utilities related to additional data center space. The increase in cost of revenue in 2013 was comprised primarily of an increase in hosting costs of $2.1 million related to rent, utilities, and depreciation of equipment, an increase in personnel-related costs of $1.7 million associated with additional customer support and operations headcount, and software and amortization costs of $1.6 million related to investments in our customer support organization to support our growth as well as additional amortization expense related to our Zmanda, Inc. acquisition.
Operating expenses
Research and development

	Years Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(in thousands, except percentage data)
Research and development	$24,132	$20,919	$19,925	15.4%	5.0%
Percent of revenue	19.7%	19.5%	23.7%
Components of research and development:
Personnel-related costs	$18,556	$16,275	$15,974	14.0%	1.9%
Third-party outsourcing costs	3,064	1,885	1,270	62.5%	48.4%
Hosting, independent contractors and other	2,512	2,759	2,681	(8.9)%	2.9%
Total research and development	$24,132	$20,919	$19,925	15.4%	5.0%
Research and development expenses increased by $3.2 million in 2014, primarily related to an increase of $2.3 million in personnel-related costs associated with additional research and development headcount and an increase of $1.2 million in third-party outsourcing costs intended to improve the ease of use and functionality of our existing solutions and the development of new SMB offerings. Research and development expenses increased by $1.0 million in 2013, primarily driven by higher outsourced development costs.
General and administrative

	Years Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(in thousands, except percentage data)
General and administrative	$17,862	$14,275	$9,928	25.1%	43.8%
Percent of revenue	14.5%	13.3%	11.8%
Components of general and administrative:
Personnel-related costs	$10,350	$7,413	$4,672	39.6%	58.7%
Professional fees	4,278	4,365	4,001	(2.0)%	9.1%
Consulting, taxes and other	3,234	2,497	1,255	29.5%	99.0%
Total general and administrative	$17,862	$14,275	$9,928	25.1%	43.8%
General and administrative expenses increased by $3.6 million in 2014, primarily related to an increase of $2.9 million in personnel-related costs associated with additional headcount. The remaining increase in expenses relates to an increase in legal fees and consulting expenses associated with our international expansion efforts. General and administrative expenses increased by $4.3 million in 2013, primarily related to an increase of $2.7 million in personnel-related costs and increase of $0.5 million related to a sales tax accrual for uncollected sales taxes.

Sales and marketing

	Years Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(in thousands, except percentage data)
Sales and marketing	$49,882	$47,349	$42,719	5.3%	10.8%
Percent of revenue	40.7%	44.2%	50.8%
Components of sales and marketing:
Personnel-related costs	$13,907	$8,961	$6,550	55.2%	36.8%
Advertising costs	17,952	25,197	24,019	(28.8)%	4.9%
Costs of credit card transactions and offering free trials	6,245	5,538	5,429	12.8%	2.0%
Agency fees, consulting and other	11,778	7,653	6,721	53.9%	13.9%
Total sales and marketing	$49,882	$47,349	$42,719	5.3%	10.8%
Sales and marketing expenses increased by $2.5 million in 2014 and $4.6 million in 2013. The increase in 2014 was attributable to an increase in personnel-related costs of $4.9 million associated with increased headcount on our sales team, and an increase of agency fees, consulting and other of $4.1 million related to increased investments in our indirect channel organization, partially offset by decreased advertising costs due to a reduction in our traditional radio and television advertising spend. The increase in 2013 was attributable to an increase of personnel-related costs of $2.4 million associated with increased headcount on our sales team, $1.2 million in advertising costs aimed at customer acquisition, and $0.9 million related to the new website design.
Restructuring

	Years Ended December 31,			2013 to 2014 % Change	2012 to 2013 % Change
	2014	2013	2012
	(in thousands, except percentage data)
Restructuring	$762	$322	$1,345	136.6%	(76.1)%
Percent of revenue	0.6%	0.3%	1.6%
We recorded restructuring charges of $0.8 million during 2014 consisting of a $0.4 million lease exit charge related to our corporate headquarter relocation and $0.4 million in costs related to our data center optimization program. We recorded restructuring charges of $0.2 million in 2013 related to a change in the estimate of our lease exit charge for our former Boston, Massachusetts data center. We recorded an additional $0.1 million of restructuring charges during 2013 pertaining to the restructuring of our China operations, which are now dormant. We recorded an additional See Note 12—Restructuring to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Liquidity and Capital Resources
As of December 31, 2014, we had cash and cash equivalents and marketable securities of $61.1 million, which primarily consisted of cash, money market funds, U.S. agency and treasury securities and certificates of deposit.

Source of funds
We believe, based on our current operating plan, that our existing cash and cash equivalents, marketable securities and cash provided by operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Our $25 million revolving credit facility expired on September 30, 2014. We are in negotiations with a financial institution to finalize the terms of a new $25 million revolving credit facility that is expected to be executed in 2015.
Uses of funds
We have increased our operating and capital expenditures in connection with the growth in our operations and the increase in our personnel, and we anticipate that we will continue to increase such expenditures in the future. Our future capital requirements may vary materially from those now planned and will depend on many factors, including:

•	potential future acquisition opportunities;

•	the levels of advertising and promotion required to acquire and retain customers;

•	expansion of our data center infrastructure necessary to support our growth;

•	growth of our operations in the U.S. and worldwide;

•	our development and introduction of new solutions; and

•	the expansion of our sales, customer support, research and development, and marketing organizations.

Future capital expenditures will focus on acquiring additional data storage and hosting capacity and general corporate infrastructure. We are not currently party to any purchase contracts related to future capital expenditures, other than short-term purchase orders.
Cash flows
The following table provides a summary and description of our net cash inflows (outflow) for 2014, 2013, and 2012.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$22,678	$14,625	$9,195
Net cash used in investing activities	(31,126)	(9,297)	(29,802)
Net cash provided by financing activities	4,239	4,728	1,102
Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.
In 2014, cash provided by operating activities was $22.7 million, which was primarily driven by a $5.6 million increase in deferred revenue associated with an increase in subscription sales. Net cash inflows from operating activities included other changes in working capital of $2.9 million, due to the timing of payments and customer receipts, increase in other assets and long-term liabilities of $4.5 million and non-cash charges of $19.1 million, including $12.5 million of depreciation and amortization, $6.1 million of stock-based compensation, and $0.5 million in other non-cash items. These cash inflows were partially offset by our net loss of $9.4 million.
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
Investing activities
In 2014, cash used in investing activities was $31.1 million, consisting primarily of capital expenditures of $14.5 million related to server equipment and other data center infrastructure as well as payments associated with new corporate headquarter buildouts, an increase in restricted cash of $0.8 million for a security deposit, and the use of $15.8 million, net of cash acquired, in connection with the acquisition of MailStore Software GmbH in December 2014.
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
Financing activities
Cash provided by financing activities in 2014 was $4.2 million from the proceeds from the exercise of stock options.
Cash provided by financing activities in 2013 was $4.7 million from the proceeds from the exercise of stock options.
Cash provided by financing activities in 2012 was $1.1 million from the proceeds from the exercise of stock options.
Equity
During 2014, 2013, and 2012, we received approximately $4.2 million, $4.7 million and $1.1 million, respectively, in proceeds from stock issuances related to our stock option plan. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuation in the trading price of our common stock and in the exercise and stock purchase patterns of employees.
Our 2011 Equity Award Plan (the 2011 Plan) provides for the issuance of stock options, restricted stock, and other stock-based awards to our employees, officers, directors, and consultants and those of our subsidiaries. In connection with the approval of the 2011 Plan, we reserved 1,662,000 shares of common stock for issuance thereunder. On January 1st of each year, beginning on January 1, 2012, the number of shares reserved under the 2011 Plan increases by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or a lesser amount determined by our board of directors.
Stock-based compensation expense related to stock equity compensation plans was $6.1 million in 2014, $4.8 million in 2013, and $4.1 million in 2012. Stock-based compensation expense varies from period to period based upon, among other factors: the timing, number and fair value of awards granted during the period, and forfeiture levels related to unvested awards.
Off-balance sheet arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements.

Contractual obligations
The following table summarizes our contractual obligations at December 31, 2014 (in thousands):

	Payment Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Office lease obligations	$23,412	$3,022	$5,557	$4,365	$10,468
Hosting facility lease obligations	4,985	3,037	1,673	275	—
Hosted software solution obligations	2,246	942	1,221	83	—
Consulting obligations	1,118	1,118	—	—	—
Other purchase commitments	2,348	2,348	—	—	—
Total	$34,109	$10,467	$8,451	$4,723	$10,468

(1) See Note 10—Income Taxes to the consolidated financial statements for information related to our uncertain tax positions. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

The commitments under our office lease obligations shown above consist primarily of lease payments for our Boston, Massachusetts corporate headquarters and our Lewiston, Maine customer support facility. In May 2014, we entered into a lease agreement for our new corporate headquarters in Boston, Massachusetts. The initial term of the lease of ten years and one month expires on December 31, 2024, and we have an option to extend the original term of the lease for one successive five-year period. Upon execution of the lease agreement, we were required to post a security deposit of $0.8 million, which we will maintain as a letter of credit. Our landlord can draw against this letter of credit in the event of default by us. The facility was made available to us to begin our build-out on June 1, 2014, and as such, we began recording rent expense at that time. In accordance with the lease, we received a tenant improvement allowance throughout the build-out period. The rent expense is recorded net of the allowance over the term of the lease. The leasehold improvements associated with the initial build-out are being amortized over the initial term of the lease. Any additional leasehold improvements made during the course of occupancy will be amortized over the shorter of the useful life or remaining life of the lease.

Our Lewiston, Maine support facility lease expires on June 1, 2016. We may terminate this lease at any time after May 31, 2013 with six months’ notice. The lease contains a renewal option for an additional two years and requires us to pay a proportion of increases in operating expenses and real estate taxes after January 1, 2013.

We also lease a small amount of general office space in Sunnyvale, California and Munich, Germany under lease agreements that expire in March 2020 and March 2015, respectively. In connection with our acquisition of MailStore in December 2014, we acquired a small office in Viersen, Germany under a lease agreement that expires in August 2015.

The commitment under our hosting facility obligations shown above consists of Wakefield, Massachusetts, Chandler, Arizona, and Phoenix, Arizona data centers, as well as a Somerville, Massachusetts data center which ended on January 31, 2015.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11") to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We adopted ASU 2013-11 in our first quarter of fiscal 2014 and the impact was not material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuation risks and foreign currency exchange risk.
Interest Rate Fluctuation Risk
Our cash consists of interest bearing bank accounts. We did not have long-term borrowings as of December 31, 2014. Interest income is sensitive to changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash equivalents and marketable securities are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

Foreign Currency Exchange Risk
      A portion of our revenues and operating expenses are incurred outside the United States and are denominated in foreign currencies, primarily the Euro. These transactions are subject to foreign currency exchange rate fluctuations when translated into U.S. dollars. Assets and liabilities of our foreign entities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and income and expense items are translated at average rates for the applicable period. Therefore, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates against the U.S. Dollar from the quoted foreign currency exchange rates at December 31, 2014 would not have a material impact on our financial results.
Periodically, we enter into short-term foreign currency forward contracts (derivatives) to offset foreign exchange gains and losses generated by the re-measurement of certain intercompany assets and liabilities denominated in non-functional currencies. These contracts are not designated as cash flow or fair value hedges and generally are for periods less than one year. Changes in the fair value of these derivatives, as well as re-measurement gains and losses on the underlying intercompany assets and liabilities, are recognized in our statements of operations within interest and other (expense) income, net.  A hypothetical 10% change of the foreign exchange rates relative to the U.S. dollar, all other variables held constant, would not have a material impact on the fair value of our outstanding derivatives and our financial results.
While we have implemented certain strategies to mitigate certain risks related to the impact of fluctuations in foreign currency exchange rates, we cannot ensure that we will not recognize gains or losses from international transactions, as this risk is part of transacting business in an international environment. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not party to any leveraged derivatives. Not every exposure is or can be hedged and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts for which actual results may differ from the original estimate. Failure to successfully hedge or anticipate currency risks properly could affect our consolidated operating results.

As we increase our operations in international markets, our exposure to potentially volatile movements in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if significant, could cause us to adjust our foreign currency risk strategies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Carbonite, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Carbonite, Inc.

We have audited the accompanying consolidated balance sheets of Carbonite, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carbonite, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carbonite, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 10, 2015

Carbonite, Inc.
Consolidated Balance Sheets

	December 31,
	2014	2013
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$46,084	$50,392
Marketable securities	15,031	14,994
Trade accounts receivable, less allowances for doubtful accounts of $156 and $93	2,412	1,876
Prepaid expenses and other current assets	5,224	3,122
Restricted cash	828	—
Total current assets	69,579	70,384
Property and equipment, net	25,944	22,111
Other assets	2,181	1,177
Acquired intangible assets, net	10,322	3,953
Goodwill	23,728	11,536
Total assets	$131,754	$109,161
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,346	$3,810
Accrued expenses	10,506	8,156
Current portion of deferred revenue	75,494	69,498
Total current liabilities	93,346	81,464
Deferred revenue, net of current portion	15,930	14,502
Other long-term liabilities	7,940	374
Total liabilities	117,216	96,340
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at December 31, 2014 and 2013; 27,207,723 and 26,539,975 shares issued at December 31, 2014 and 2013, respectively	272	265
Additional paid-in capital	152,920	142,557
Accumulated deficit	(139,328)	(129,978)
Treasury stock, at cost (2,009 shares)	(22)	(22)
Accumulated other comprehensive income (loss)	696	(1)
Total stockholders’ equity	14,538	12,821
Total liabilities and stockholders’ equity	$131,754	$109,161
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Revenue	$122,620	$107,194	$84,043
Cost of revenue	38,567	34,881	29,060
Gross profit	84,053	72,313	54,983
Operating expenses:
Research and development	24,132	20,919	19,925
General and administrative	17,862	14,275	9,928
Sales and marketing	49,882	47,349	42,719
Restructuring charges	762	322	1,345
Total operating expenses	92,638	82,865	73,917
Loss from operations	(8,585)	(10,552)	(18,934)
Interest and other (expense) income, net	(398)	2	38
Loss before income taxes	(8,983)	(10,550)	(18,896)
Provision for income taxes	(367)	(55)	(40)
Net loss	(9,350)	(10,605)	(18,936)
Basic and diluted net loss per share attributable to common stockholders	$(0.35)	$(0.41)	$(0.74)
Weighted-average number of common shares used in computing basic and diluted net loss per share	26,816,879	26,166,554	25,503,068
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net loss	$(9,350)	$(10,605)	$(18,936)
Other comprehensive income:
Net unrealized (loss) gain on marketable securities	(1)	(5)	2
Foreign currency translation adjustments	698	(5)	4
Total other comprehensive income (loss)	697	(10)	6
Total comprehensive loss	$(8,653)	$(10,615)	$(18,930)
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
in thousands, except share data
Balance at December 31, 2011	25,137,342	$251	$127,807	$(100,437)	$(22)	$3	$27,602
Issuance of common stock in connection with stock option exercises	668,781	7	1,095				1,102
Stock-based compensation expense			4,157				4,157
Other comprehensive income						6	6
Net loss				(18,936)			(18,936)
Balance at December 31, 2012	25,806,123	$258	$133,059	$(119,373)	$(22)	$9	$13,931
Issuance of common stock in connection with stock option exercises	724,327	7	4,721				4,728
Issuance of common stock in connection with exercise of warrant	9,525
Stock-based compensation expense			4,777				4,777
Other comprehensive loss						(10)	(10)
Net loss				(10,605)			(10,605)
Balance at December 31, 2013	26,539,975	$265	$142,557	$(129,978)	$(22)	$(1)	$12,821
Stock options exercised and vesting of restricted stock units	667,748	7	4,232				4,239
Stock-based compensation expense			6,065				6,065
Tax benefits relating to share-based payments			66				66
Other comprehensive income						697	697
Net loss				(9,350)			(9,350)
Balance at December 31, 2014	27,207,723	$272	$152,920	$(139,328)	$(22)	$696	$14,538
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Operating activities
Net loss	$(9,350)	$(10,605)	$(18,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,469	12,590	10,799
Gain (loss) on disposal of equipment	—	63	(41)
(Accretion) amortization of (discount) premium on marketable securities	(34)	(13)	158
Stock-based compensation expense	6,065	4,777	4,131
Provision for (reduction of) for reserves on accounts receivable	63	(24)	73
Non-cash restructuring charges	—	—	1,145
Other non-cash items, net	506	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	17	(303)	(332)
Prepaid expenses and other current assets	(830)	(586)	(575)
Other assets	(1)	(947)	42
Accounts payable	1,952	(1,395)	(611)
Accrued expenses	1,715	2,373	(1,151)
Other long-term liabilities	4,496	(99)	48
Deferred revenue	5,610	8,794	14,445
Net cash provided by operating activities	22,678	14,625	9,195
Investing activities
Purchases of property and equipment	(14,495)	(9,801)	(13,417)
Proceeds from maturities of marketable securities	16,499	10,254	13,704
Purchases of marketable securities	(16,499)	(10,250)	(16,197)
(Increase) decrease in restricted cash	(828)	500	(500)
Payment for acquisitions, net of cash acquired	(15,803)	—	(13,392)
Net cash used in investing activities	(31,126)	(9,297)	(29,802)
Financing activities
Proceeds from exercise of stock options	4,239	4,728	1,102
Net cash provided by financing activities	4,239	4,728	1,102
Effect of currency exchange rate changes on cash	(99)	(5)	4
Net (decrease) increase in cash and cash equivalents	(4,308)	10,051	(19,501)
Cash and cash equivalents, beginning of period	50,392	40,341	59,842
Cash and cash equivalents, end of period	$46,084	$50,392	$40,341
Non cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued expenses	$853	$1,755	$2,082

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
1. Nature of Business

Carbonite, Inc. (the “Company”) was incorporated in the State of Delaware on February 10, 2005 and is a provider of cloud and hybrid backup solutions. The Company’s solutions provide powerful features packaged in a simple, cost-effective and secure manner, and are designed to address the specific needs of small and medium sized businesses (SMBs) and individuals.

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
Translation of Foreign Currencies
The functional currency of the Company’s foreign subsidiaries is the local currency in which they operate. The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars. The Company translates assets and liabilities at the exchange rates in effect at period-end and revenues and expenses at the average exchange rates in effect during the period. Gains and losses from foreign currency translation are recorded as a component of other comprehensive loss.
Foreign currency transaction gains and losses are included in interest and other (expense) income, net in our consolidated statements of operations, net of losses and gains from any related derivative financial instruments.
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

The Company sells its services primarily to consumer and small business customers. Payment for the majority of the Company’s sales occurs via credit card. The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. At both December 31, 2014 and December 31, 2013, no customer represented 10% or more of the Company’s accounts receivable balance and no customer represented 10% or more of the Company’s revenue for all periods presented.

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
Marketable securities consist of time deposits and U.S. treasury securities with maturities of more than 90 days. Short-term investments in marketable securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses (excluding other-than-temporary impairments) reported as a separate component of accumulated other comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary are included in income based on the specific identification method. Fair value is determined based on quoted market prices. At both December 31, 2014 and 2013, the Company's marketable securities have remaining maturities within two years and have a total cost basis of $15.0 million.
The Company reviews its investments for other-than-temporary impairment whenever evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. There were no other-than-temporary impairments during the years ended December 31, 2014, 2013, and 2012.
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

Asset Classification	Estimated Useful Life
Computer equipment	2 - 4 years
Software	3 years
Internal use software	2 - 4 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life or remaining life of lease
Impairment of Long-Lived Assets
The Company reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the recoverability of these assets is considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair value. The Company has not identified any impairment of its long-lived assets as of December 31, 2014, 2013, and 2012.
Business Combinations
In accordance with ASC 805, Business Combinations (ASC Topic 805), the Company recognizes tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.
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
Goodwill is not amortized, but rather is tested for impairment annually or more frequently at the reporting unit level if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment. For purposes of assessing potential impairment, the Company estimates the fair value of the reporting unit (based on the Company’s market capitalization) and compares this amount to the carrying value of the reporting unit (as reflected by the Company’s total stockholders’ equity). If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. The Company’s annual goodwill impairment test is at November 30th of each year. To date, the Company has not identified any impairment to goodwill.
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
Internal-use Software and Website Development Costs
The Company follows the guidance of ASC 350-40, Internal Use Software and ASC 350-50, Website Development Costs, in accounting for its software and website development costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use, at which point the costs are amortized over the estimated useful life of the software. As of December 31, 2014, the Company has capitalized $1.0 million of costs associated with internal-use software and capitalized no such costs as of December 31, 2013. For the year ended December 31, 2014, the Company recorded $0.1 million of amortization expense related to capitalized internal-use software. There was no amortization expense of capitalized amounts recorded for the years ended December 31, 2013 and 2012.
Advertising Expenses
The Company expenses advertising costs as incurred. During the years ended December 31, 2014, 2013, and 2012, the Company incurred approximately $18.0 million, $25.2 million, and $24.1 million of advertising expense, respectively, which is included in sales and marketing expense in the accompanying statements of operations.
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
Accounting for Stock-Based Compensation
The Company recognizes stock-based compensation as an expense in the financial statements based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods. The Company uses the straight-line amortization method for recognizing stock-based compensation expense. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model, and the fair value of option awards with market based vesting provisions on the date of grant using a lattice model with a Monte-Carlo simulation. These models require the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield. The grant date fair value of restricted stock units granted is based on the fair value of the underlying common stock on the date of grant.

Costs Associated with Exit Activities
The Company accounts for employee termination benefits that represent a one-time benefit in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (ASC Topic 420). Other costs associated with exit activities include contract termination costs, including costs related to leased facilities to be abandoned or subleased, expensed in accordance with ASC Topic 420.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contacts with Customers (“ASU 2014-09”), updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for the Company on January 1, 2017 and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial adoption. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements.
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11") to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company adopted ASU 2013-11 in the first quarter of fiscal 2014 and the impact was not material.

3. Net Loss per Share
The Company calculates basic and diluted net loss per share of common stock by dividing the net loss by the weighted average number of unrestricted common shares outstanding for the period. The following potentially dilutive common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2014, 2013, and 2012 as they would be anti-dilutive due to the Company’s net losses (in thousands):

	Years Ended December 31,
	2014	2013	2012
Options to purchase common stock	3,330	3,322	3,294
Warrant	—	—	11
Restricted stock units	850	—	—
Total	4,180	3,322	3,305
4. Fair Value of Financial Instruments
Derivative Instruments
Non-designated Foreign Currency Contracts
The Company uses foreign currency forward contracts as part of our strategy to manage exposure related to foreign currency denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging and accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as interest and other (expense) income, net in our consolidated statement of operations. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At December 31, 2014, we had outstanding contracts with a total notional value of $30.6 million.
The following table provides a quantitative summary of the fair value of derivative instruments not designated as hedging instruments as of December 31, 2014 (in thousands):

		Fair Value
Description	Balance Sheet Classification	December 31, 2014	December 31, 2013
Non-Designated Hedging Instruments
Foreign currency contracts	Prepaid expenses and other current assets	$558	$—
Total derivative instruments		$558	$—
The following tables summarize the gains related derivative instruments not designated as hedging instruments for the year ended December 31, 2014, 2013 and 2012 (in thousands):

		Years Ended December 31,
	Location in Statement of Operations	2014	2013	2012
Foreign currency contracts	Interest and other (expense) income, net	$807	$—	$—

Other Fair Value Measurements
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
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$15,643	$—	$—	$15,643	$15,644	$—	$—	$15,644
Marketable securities—U.S. treasury securities and time deposits	—	15,031	—	15,031	—	14,994	—	14,994
Foreign currency exchange contracts	—	558	—	558	—	—	—	—
Total	$15,643	$15,589	$—	$31,232	$15,644	$14,994	$—	$30,638
The Company’s investments in money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our marketable securities and foreign currency exchange contracts are classified as Level 2 within the fair value hierarchy as they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.
5. Acquisitions
Our consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. The Company does not present pro forma financial information for these acquisitions given their results are not material to our consolidated financial statements.
2014 Acquisition
MailStore Software GmbH
On December 19, 2014, the Company completed the acquisition of all of the outstanding capital stock of MailStore Software GmbH (MailStore), for $15.8 million, net of cash acquired. The Company believes that this transaction advances Company's plan for global expansion and enhances the Company's portfolio of continuity solutions for SMBs, adding email archiving and indexing solutions. The Company has maintained the employees of MailStore.
The results of operations for the acquisition have been included in the Company's operations since the date of acquisition and were not material for the periods presented.
The acquisition of MailStore has been accounted for as a business combination and, in accordance with ASC Topic 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date as follows (in thousands):

Cash acquired	$2,005
Accounts receivable	633
Prepaid and other	1,050
Deferred tax asset	588
Intangible assets	7,443
Goodwill	12,502
Total assets acquired	24,221
Less deferred revenue	1,861
Less other liabilities assumed	2,200
Less deferred tax liability	2,352
Net assets acquired	$17,808
Goodwill of $12.5 million was recognized for the excess purchase price over the fair value of the net assets acquired. The goodwill recorded in connection with this transaction is primarily related to synergies expected to be achieved, the ability to leverage existing sales and marketing capacity and customer base with respect to the acquired product, as well as revenue and cash flow projections associated with future technologies. Goodwill from the acquisition of MailStore is included within the Company’s one reporting unit and is included in the annual review for impairment. Goodwill is not deductible for tax purposes as this acquisition was a stock purchase.
Identifiable definite-lived intangible assets of $7.4 million will be amortized on a straight-line basis over their estimated useful lives. Developed technology consists of products that have reached technological feasibility and tradenames represent acquired company and product names. The Company used the income approach to derive the fair value of the developed technology asset. The tradename intangible was valued using a relief from royalty method, which considers both the market approach and the income approach. Customer relationships represent the underlying relationships with certain customers to provide ongoing maintenance services for products sold. To value the customer relationships, the Company utilized the income approach, specifically a discounted cash-flow method known as the multiperiod excess earnings method. The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Weighted Average Useful Life	Risk-Adjusted Discount Rates used in Valuation
	(in thousands)	(in years)
Developed technology	$5,458	6	15.5%
Customer relationships	1,613	8	15.5%
Tradenames	372	6	15.5%
Total identifiable intangible assets	$7,443

2012 Acquisition
Zmanda, Inc.
In October 2012, the Company completed the acquisition of all of the outstanding capital stock of Zmanda, Inc (Zmanda). for $13.4 million, net of cash acquired, which includes a deferred payment of $0.4 million to certain employees contingent on the continued employment of such employees. The deferred payment has been recorded as compensation expense over the requisite employment period. The total purchase price of the acquisition was allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. The acquisition has enhanced its small business offering with the ability to backup databases and file systems to the cloud, and will enable small businesses to obtain all of the backup solutions that they need from one vendor. Zmanda’s offerings provide IT resellers with affordable, secure, and easy to use solutions for data protection and recovery for their clients.
The results of operations for the acquisition have been included in the Company’s operations since the date of acquisition and were not material for the periods presented.

The aggregate purchase price was $14.4 million, including $1.0 million of cash acquired. The Company recognized the acquisition as follows (in thousands):

Cash acquired	$958
Accounts receivable	346
Prepaid and other	33
Property and equipment	19
Intangible assets	4,130
Goodwill	10,022
Total assets acquired	15,508
Less fair value of liabilities assumed	1,158
Net assets acquired	$14,350
Goodwill of $10.0 million was recognized for the excess purchase price over the fair value of the net assets acquired. The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to the Company’s small business product offerings and the ability to leverage existing sales and marketing capacity and customer base with respect to the acquired Zmanda service. Goodwill from the acquisition of Zmanda is included within the Company’s one reporting unit and is included in the annual review for impairment. Goodwill is not deductible for tax purposes as this acquisition was a stock purchase.
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
6. Goodwill and Acquired Intangible Assets
As of December 31, 2014 and 2013, the carrying amount of goodwill is $23.7 million and $11.5 million, respectively. The following is a rollforward of our goodwill balance (in thousands):

	December 31,
	2014	2013
Balance at beginning of fiscal period	$11,536	$11,536
Goodwill acquired	12,502	—
Effect of foreign exchange rates	(310)	—
Balance at end of fiscal period	$23,728	$11,536

Goodwill is not amortized. The Company reviews goodwill for impairment at least annually in the fourth quarter, or on an interim basis if an event or circumstance occurs indicating the potential for impairment. The Company completed the annual impairment review as of November 30, 2014 by estimating the fair value of the reporting unit (based on the Company’s market capitalization) and comparing this amount to the carrying value of the reporting unit (as reflected by the Company’s total stockholders’ equity). The Company determined that goodwill was not impaired. To date, the Company has had no impairments of goodwill.
Purchased intangible assets consist of the following (in thousands):

		December 31, 2014			December 31, 2013
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	6.4	$8,303	$1,200	$7,103	$2,980	$761	$2,219
Customer relationships	7.3	3,153	695	2,458	1,580	401	1,179
Tradename	7.0	763	108	655	400	58	342
Non-compete agreements	3.8	380	274	106	380	167	213
		$12,599	$2,277	$10,322	$5,340	$1,387	$3,953
The Company recorded amortization expense of $0.9 million, $0.9 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of tradenames and non-compete agreements is recorded within general and administrative expenses. Future estimated amortization expense of acquired intangibles is as follows (in thousands):

2015	$1,974
2016	1,752
2017	1,627
2018	1,607
2019	1,564
Thereafter	1,798
$10,322
7. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2014	2013
Computer equipment	$60,169	$54,994
Software	2,204	1,911
Furniture and fixtures	1,862	668
Leasehold improvements	8,608	1,276
Internal-use software	988	—
Appliances	65	—
Total property and equipment	73,896	58,849
Less accumulated depreciation and amortization	(47,952)	(36,738)
Property and equipment, net	$25,944	$22,111
Depreciation expenses were $11.6 million, $11.7 million, and $10.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Accrued media spend	$1,827	$2,989
Accrued compensation	2,288	1,201
Accrued restructuring	325	—
Accrued tax liabilities	2,394	1,971
Accrued consulting and professional fees	1,579	1,021
Accrued other expenses	2,093	974
Total accrued expenses	$10,506	$8,156
9. Stock-based Awards
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
As of December 31, 2014, 79,965 shares of common stock were available for future grant under the 2011 Plan.
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

The Company records compensation expense related to stock options based on the estimated fair value of the stock option on the date of grant over the service periods for the individual awards, which generally equals the vesting periods. The Company uses the straight-line amortization method for recognizing stock-based compensation expenses.
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
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. This model requires the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield.

The assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the years ended December 31, 2014, 2013, and 2012:

	Years Ended December 31,
	2014	2013	2012
Weighted-average exercise price	$10.45	$10.95	$9.03
Weighted-average grant-date fair value	$5.33	$5.58	$4.73
Black-Scholes Assumptions
Risk-free interest rate	1.88% to 2.10%	0.95% to 1.71%	0.83% to 1.33%
Expected dividend yield	—	—	—
Expected volatility	51% to 53%	54%	55% to 57%
Expected term (in years)	5.8 to 6.1	5.8 to 6.1	5.5 to 6.1
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
Expected Term
The Company has limited public historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. As a result, for stock option grants made during the years ended December 31, 2014, 2013, and 2012 the expected term was estimated using the “simplified method.” The simplified method is based on the average of the vesting tranches and the contractual life of each grant.

Forfeitures
The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

The following table summarizes stock option activity under stock incentive plans:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (2)
Outstanding at December 31, 2013	3,321,784	$9.97		$7,738
Granted	834,500	10.45
Exercised	(618,325)	6.84
Cancelled	(457,520)	10.63
Outstanding at December 31, 2014	3,080,439	$10.63	7.74	$11,456
Exercisable as of December 31, 2014	1,473,799	$10.51	6.97	$5,614
Vested and expected to vest as of December 31, 2014 (1)	2,732,972	$10.60	7.62	$10,226

(1)
Represents the number of vested stock options as of December 31, 2014, plus the number of unvested stock options expected to vest as of December 31, 2014, based on the unvested stock options outstanding at December 31, 2014, adjusted for estimated forfeitures.

(2)
The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying stock options and the fair market value of the Company’s common stock on December 31, 2012, December 31, 2013, and December 31, 2014.

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was approximately $3.2 million, $4.4 million, and $4.9 million, respectively.
As of December 31, 2014, 2013, and 2012, there was approximately $16.9 million, $8.1 million, and $9.4 million, respectively, of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested stock options that is expected to be recognized over a weighted-average period of 2.45, 2.68, and 2.38 years, respectively. The total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.
Restricted Stock Units
The Company recognizes non-cash compensation expense over the vesting term of restricted stock units. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. During 2014, the Company granted 920,115 restricted stock units, which includes a grant of 450,000 restricted stock units relating to the hiring of our new president and chief executive officer. Upon vesting and settlement, each restricted stock unit entitles the holder to receive one share of common stock. Total stock-based compensation expense recognized for the restricted stock units was $0.8 million for the year ended December 31, 2014.
The following table summarizes all restricted stock unit activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2013	—	$—
Restricted stock units granted	920,115	12.56
Restricted stock units vested	(22,423)	10.25
Restricted stock units cancelled	(48,073)	10.63
Unvested restricted stock units as of December 31, 2014	849,619	$12.73
Options with Market Based Vesting Conditions
In connection with the hiring of a new president and chief executive officer, the Company granted 250,000 options with market based vesting conditions at an exercise price equal to the fair market value per share of the common stock on the date of grant, $14.44. The vesting of these options is based on target market prices of the common stock. There are four targets to be achieved, $15.00, $17.50, $20.00, and $22.50, with 62,500, or 25%, of the total options vesting at each target. The options shall vest on the first day after the completion of a period of twenty consecutive days in which the common stock has reached a target price, based upon the closing price.
The Company estimates the fair value of options with market based vesting conditions on the date of grant using a lattice model with a Monte-Carlo simulation. The model requires the use of subjective estimates and assumptions, including grant price, expected volatility, risk-free interest rate and dividend yield. The assumptions used to estimate the fair value of the options with market based vesting conditions were as follows:

Year ended December 31,
2014
Weighted-average exercise price	$14.44
Weighted-average grant-date fair value	$7.41
Lattice Model Assumptions
Expected Volatility	51%
Risk-free interest rate	2.29%
Expected dividend yield	—
The Company recognizes the stock-based compensation expense on options with market based vesting conditions in our consolidated statements of operations on a straight-line basis over the derived service period. Total stock-based compensation expense recognized for the options with market based vesting conditions was $0.2 million for the year ended December 31, 2014.
Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statement of operations as follows for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of revenues	$539	$508	$440
Research and development	1,285	955	1,199
General and administrative	3,216	2,250	1,579
Sales and marketing	1,025	1,064	913
	$6,065	$4,777	$4,131

10. Income Taxes
The domestic and foreign components of income (loss) before provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Domestic	$2,953	$(10,703)	$(17,990)
Foreign	(11,936)	153	(906)
Total	$(8,983)	$(10,550)	$(18,896)

The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$211	$—	$—
State	239	14	—
Foreign	5	1	—
	455	15	—
Deferred:
Federal	$(89)	$40	$40
State	1	—	—
Foreign	—	—	—
	(88)	40	40
Provision for income taxes	$367	$55	$40
A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Years Ended December 31,
	2014	2013	2012
Expected income tax benefit using U.S. federal statutory rate	34.0%	34.0%	34.0%
Change in the valuation allowance	79.9	(28.6)	(29.6)
Nondeductible stock-based compensation	(8.0)	(5.1)	(2.9)
State taxes, net of federal benefit	(2.1)	3.0	5.4
Foreign rate differential	(30.7)	—	—
Corporate restructuring	(55.3)	—	—
Income tax credits	5.1	3.1	2.8
Provision for tax reserves	(17.6)	—	—
State net operating loss expiration	(8.1)	(13.0)	(0.8)
Other	(1.3)	6.1	(9.1)
	(4.1)%	(0.5)%	(0.2)%

Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$34,908	$45,361
Research and development tax credit carryforwards	4,120	5,278
Deferred revenue	6,538	5,763
Stock compensation	2,540	—
Other	114	—
Total deferred tax assets	48,220	56,402
Valuation allowance for deferred tax assets	(46,532)	(55,328)
Total deferred tax assets, net of valuation allowance	1,688	1,074
Deferred tax liabilities:
Amortization	(3,289)	(591)
Other	(164)	(587)
Total deferred tax liabilities	(3,453)	(1,178)
Net deferred tax liabilities	$(1,765)	$(104)
For the year ended December 31, 2014, the Company recorded a deferred federal tax benefit of $89 thousand, related to the generation of an alternative minimum tax (AMT) credit, for which a valuation allowance was not established as the Company could look to the deferred tax liability related to the amortization of goodwill as a source of taxable income. For the year ended December 31, 2013, the Company recorded a deferred federal tax provision of $40 thousand, related to tax amortization of goodwill. As of December 31, 2014, the Company had U.S. federal, state and foreign net operating loss carryforwards of $100.2 million, $57.8 million, and $11.5 million, respectively. Included in the federal and state net operating loss carryforward is $9.2 million and $7.7 million that relates to excess tax deductions from stock-based payments, the tax benefit of which will be recorded as an increase in additional paid-in capital when the deductions reduce current taxes payable. The Federal net operating loss carryforwards will expire at various dates beginning in 2027 through 2034. State net operating loss carryforwards will expire at various dates beginning in 2021 through 2034. At December 31, 2014, the Company had approximately $4.6 million of federal and state research and development tax credit carryforwards available to reduce future income taxes payable, which will expire at various dates beginning in the year 2025 through 2034. As of December 31, 2014 the Company also had federal AMT credits of approximately $235 thousand, which can be carried forward indefinitely.
Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC Topic 740, Income Taxes (ASC Topic 740), management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal, state and foreign deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at December 31, 2014 and 2013. The valuation allowance (decreased) increased approximately $(8.8) million and $4.0 million during the years ended December 31, 2014 and 2013, respectively, due primarily to changes in the net operating loss carryforwards.
Future changes in Company ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Based upon the Company’s analysis as of December 31, 2014, there was no ownership change experienced during 2014.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits (UTB) is as follows (in thousands):

Gross UTB Balance at December 31, 2013	$—
Additions based on tax positions related to the current year	(698)
Acquisition	(677)
Additions for tax positions of prior years	(1,240)
Reductions for tax positions of prior years	—
Settlements	—
Reductions due to lapse of applicable statute of limitations	—
Gross UTB Balance at December 31, 2014	$(2,615)
The Company’s accounting for uncertain tax positions is based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2014, the Company had a total amount of unrecognized tax benefits of $2.6 million, of which $2.3 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations. The statute of limitations for assessment by the Internal Revenue Service (IRS) and state tax authorities is open for tax years ending December 31, 2011, 2012, 2013 and 2014, although carryforward attributes that were generated prior to tax year 2011 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The statute of limitations for assessments by foreign taxing authorities is generally not open for years prior to 2010, although carryforward attributes that were generated prior to tax year 2010 may still be adjusted upon examinations.
The Company is subject to U.S. Federal income tax and various state and local taxes in both domestic and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities within these jurisdictions. The IRS completed its audit of the Company's U.S. Federal income tax return for the tax year ended December 31, 2011 during 2014. The closing of the audit did not result in any proposed adjustments or assessments of tax relating to the 2011 tax year.
The Company does not reasonably expect that the unrecognized tax benefit will change significantly within the next twelve months.
As of December 31, 2014, a deferred tax liability has not been established for approximately $355 thousand of cumulative undistributed earnings of non-U.S. subsidiaries, which are expected to be reinvested indefinitely in operations outside the U.S. Determination of the unrecognized deferred tax liability on unremitted earnings is not practical due to uncertainty regarding the remittance structure, the mix of earnings and earnings for profit pools in the year of remittance, and overall complexity of the calculation.
11. Commitments and Contingencies
Operating Leases
The Company leases various facilities under leases that expire at varying dates through 2024. Certain of these leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters), Lewiston, Maine, Sunnyvale, California, Munich, Germany and Viersen, Germany. The Company has lease agreements to rent data center space in Wakefield, Massachusetts, Phoenix, Arizona, and Chandler, Arizona. The Company also maintained a hosting service agreement with a third-party data center vendor in Somerville, Massachusetts, which ended on January 31, 2015. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, and rent is being recognized on a straight-line basis over the terms of the leases. At December 31, 2014 and 2013, $4.8 million and $0.5 million is included in accrued expenses and other long-term liabilities related to the deferred rent, respectively.

In May 2014, the Company entered into a lease agreement for its new corporate headquarters in Boston, Massachusetts. The initial term of the lease of ten years and one month expires on December 31, 2024, and the Company has the option to extend the original term of the lease for one successive five-year period. Upon execution of the lease agreement, the Company was required to post a security deposit of $0.8 million, which the Company will maintain as a letter of credit. The Company’s landlord can draw against this letter of credit in the event of default by the Company. The facility was made available to the Company to begin its build-out on June 1, 2014, and as such, the Company began recording rent expense at that time. In accordance with the lease, the Company received a tenant improvement allowance. The rent expense is recorded net of the allowance over the term of the lease. The leasehold improvements associated with the initial build-out are being amortized over the initial term of the lease. Any additional leasehold improvements made during the course of occupancy will be amortized over the shorter of the useful life or remaining life of the lease.
Future non-cancellable minimum lease payments under all operating leases as of December 31, 2014, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases	Total
2015	$3,022	$3,037	$6,059
2016	3,476	856	4,332
2017	2,081	817	2,898
2018	2,181	275	2,456
2019	2,184	—	2,184
Thereafter	10,468	—	10,468
	$23,412	$4,985	$28,397
At December 31, 2014, the Company subleased certain office space to third parties, which sublease income will offset lease payments included in the table above. Total sublease income under contractual terms is $2.1 million, with both the sublease and the underlying lease expiring in December 2016.
Other Non-cancellable Commitments
As of December 31, 2014, the Company had non-cancellable commitments to vendors primarily consisting of advertising, marketing and broadband services contracts, as follows (in thousands):

Years Ended December 31,	Commitments
2015	$4,408
2016	666
2017	555
2018	83
2019	—
$5,712
Litigation
In August 2010, Oasis Research, LLC, or Oasis Research, filed a lawsuit against us and several of our competitors and other online technology companies in the U.S. District Court for the Eastern District of Texas, alleging that our cloud backup storage services, and the other companies’ products or services, infringe certain of Oasis Research’s patents. Oasis Research sought an award for damages in an unspecified amount. A trial was held in March 2013 and a jury verdict was returned against Oasis Research that found all of the asserted patents invalid. On January 8, 2015, the magistrate judge granted Oasis Research’s Motion for Judgment as a Matter of Law under Rule 50(b) and Alternative Request for a New Trial under Rule 59(a). The

Company is currently reviewing the order with outside counsel. We are not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time.
In the ordinary course of business the Company is involved in litigation incidental to its business; however, the Company’s management is not aware of any other pending legal proceeding or other loss contingency, whether asserted or unasserted, affecting the Company for which it might become liable or the outcome of which management expects to have a material impact on the Company.
12. Restructuring
In the fourth quarter of 2014, the Company exited office space and relocated its corporate headquarters. The relocation was made to facilitate growth of the Company and the related increase in headcount. In association with the exit of the former office space, the Company recorded a charge of $0.4 million at the cease-use date in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. Also during the fourth quarter, the Company recorded costs to optimize the operating efficiencies of its data centers which included the exit of a facility and relocation of its equipment to an existing data center. As a result of these efforts, there were costs totaling $0.4 million in the fourth quarter of 2014.
In March 2012, the Company closed its Boston, Massachusetts data center and transitioned the computer equipment and operations located at that facility to its other Massachusetts data centers. The transition was designed to take advantage of cost-reducing and operating efficiency opportunities. Activities related to the closure were initiated in the first quarter of 2012 and were complete by the end of 2013. In May 2012, Markley Boston, LLC (Markley) filed a lawsuit against the Company in Massachusetts Superior Court seeking $1.6 million in damages related to the Company’s termination of a data center license in connection with the closure. On July 17, 2013, the Company entered into a confidential agreement with Markley, pursuant to which the complaint was dismissed by Markley with prejudice on October 4, 2013. The execution of the closure resulted in total charges of $1.4 million, of which $0.2 million was for expenses to relocate the Company’s computer equipment, and required cash outlays of $1.4 million. These expenses have been recorded through the restructuring line within the Company’s 2013 consolidated statements of operations.
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
As of December 31, 2014 and 2013, the Company had $0.3 million accrued related to restructuring. As of December 31, 2013, the Company had no amounts accrued related to restructuring.
13. Retirement Plan
The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status and age requirements. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. For the periods ending December 31, 2014, 2013 and 2012, the total expense for the Company’s matching contributions to the plan was $0.9 million, $0.7 million, and $0.6 million, respectively.
14. Subsequent Events
On December 24, 2014, Copper Holdings, Inc., a wholly owned subsidiary of j2 Global, Inc. (“j2”), commenced an unsolicited tender offer to acquire all of the outstanding shares of our common stock.  The tender offer was subsequently withdrawn. On January 8, 2015, our Board of Directors adopted a Rights Agreement, pursuant to which “rights” are issued to all Company common shareholders that, if activated upon an attempted unfriendly acquisition, would deter and thereby minimize the risk of, any potential hostile takeovers. We have also received notices of director nominations from Engine Capital, L.P. and j2 Global.

15. Quarterly Information (Unaudited)
Quarterly results of operations are as follows (in thousands, except per share amounts):

	For the three months ended:
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
Statements of Operations Data:
Revenue	$31,914	$31,274	$30,295	$29,137	$28,787	$27,683	$26,216	$24,508
Gross profit	$21,913	$21,689	$20,574	$19,877	$20,098	$18,784	$17,761	$15,670
(Loss) income from operations	$(4,615)	$(481)	$(2,547)	$(942)	$341	$(1,177)	$(2,305)	$(7,411)
Net (loss) income	$(5,133)	$(699)	$(2,536)	$(982)	$318	$(1,187)	$(2,317)	$(7,419)
Basic and diluted net (loss) income per share	$(0.19)	$(0.03)	$(0.09)	$(0.04)	$0.01	$(0.05)	$(0.09)	$(0.29)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO).

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MailStore Software GmbH, which is included in the December 31, 2014 consolidated financial statements of Carbonite, Inc. and constituted less than 3 percent of total assets as of December 31, 2014 and less than 1 percent of total revenues, for the year then ended.

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014. The certifications of our Chief Executive Officer and Chief Financial Officer attached as

Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Carbonite, Inc.

We have audited Carbonite, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Carbonite, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MailStore Software GmbH, which is included in the 2014 consolidated financial statements of Carbonite, Inc. and constituted less than 3 percent of total assets as of December 31, 2014 and less than 1 percent of total revenues for the year then ended. Our audit of internal control over financial reporting of Carbonite, Inc. also did not include an evaluation of the internal control over financial reporting of MailStore Software GmbH.

In our opinion, Carbonite, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carbonite, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Carbonite, Inc. and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 10, 2015

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2015 annual meeting of stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated in this Annual Report on Form 10-K by reference.
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
The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information, if any, required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
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
(c) Financial Statement Schedules
No schedules are submitted because they are not applicable, not required or because the information is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated: March 10, 2015	By:	/s/ Mohamad Ali
Mohamad Ali
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mohamad Ali	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2015
Mohamad Ali

/s/ Anthony Folger	Chief Financial Officer (Principal Financial Officer)	March 10, 2015
Anthony Folger

/s/ Cassandra Hudson	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2015
Cassandra Hudson

/s/ David Friend*	Executive Chairman and Director	March 10, 2015
David Friend

/s/ Jeffry Flowers*	Director	March 10, 2015
Jeffry Flowers

/s/ Charles Kane*	Director	March 10, 2015
Charles Kane

/s/ Todd Krasnow*	Director	March 10, 2015
Todd Krasnow

/s/ Timothy Clifford*	Director	March 10, 2015
Timothy Clifford

/s/ Pravin Vazirani*	Director	March 10, 2015
Pravin Vazirani

/s/ Stephen Munford*	Director	March 10, 2015
Stephen Munford

March 10, 2015

*By: /s/ Mohamad Ali
*Mohamad Ali Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Share Purchase Agreement relating to all shares in MailStore Software GmbH, dates as of December 12, 2014.
3.1(2)	Amended and Restated Certificate of Incorporation of Carbonite, Inc.
3.2(3)	Amended and Restated By-Laws of Carbonite, Inc.
3.3(4)	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Carbonite, Inc.
4.1(5)	Form of Common Stock Certificate.
4.2(6)	Third Amended and Restated Investors’ Rights Agreement by and among Carbonite, Inc. and the persons and entities listed on Exhibit A attached thereto, dated as of December 24, 2009.
4.3(7)	Form of Indenture.
4.4(8)	Rights Agreement with American Stock Transfer & Trust Company, LLC, dated as of January 9, 2015.
10.1(3)#
Amended and Restated 2005 Stock Incentive Plan and Form of Incentive Stock Option Agreement, Nonqualified Stock Option Agreement, and Stock Restriction Agreement under the Amended and Restated 2005 Stock Incentive Plan.

10.2(3)#	2011 Equity Award Plan and Form of Incentive Stock Option Agreement, Nonqualified Stock Option Agreement, and Stock Restriction Agreement under the 2011 Equity Award Plan.
10.3(6)#	Form of Indemnification Agreement by and between Carbonite, Inc. and each of its directors and executive officers.
10.4(6)#	Severance Agreement with David Friend, dated as of May 3, 2011.
10.5	Amended and Restated Office Lease by Trustees of Church Realty Trust to Carbonite, Inc., dated as of October 17, 2011.
10.6(9)	Commercial Lease with Lewiston Properties, LLC, dated as of May 13, 2011.
10.7(10)	Turn Key Datacenter Lease with GIP Wakefield, LLC, dated as of June 3, 2011.
10.8(11)	Turn Key Datacenter Lease with Digital Phoenix Van Buren, LLC, dated as of November 29, 2011.
10.9(12)	First Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of September 15, 2011.
10.10(13)	Second Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of March 31, 2012.
10.11(14)	Third Amendment to the Datacenter Lease with GIP Wakefield LLC, dated as of June 11, 2012.
10.12(15)#	Offer Letter with Anthony Folger, dated as of November 21, 2012.
10.13(16)†	Fourth Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of February 14, 2013.

Exhibit No.	Description
10.14(17)†	Turnkey Datacenter Lease with Digital 2121 South Price, LLC, dated as of December 31, 2013.
10.15(18)†	Fifth Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of February 6, 2014.
10.16(19)#	Form of Restricted Stock Unit Agreement under the 2011 Equity Award Plan.
10.17(20)	Indenture of Lease by and Between Abbey Lafayette Operating LLC and Carbonite, Inc. dated as of May 5, 2014.
10.18(21)#	Form of Stock Restriction Agreement under the 2011 Equity Award Plan.
10.19(22)#	Amended and Restated Offer Letter with Danielle Sheer, dated as of August 1, 2014.
10.20(23)#	Promotion Letter Agreement with Cassandra Hudson, dated October 28, 2014.
10.21(24)†	Sixth Amendment to the Datacenter Lease with GIP Wakefield, dated as of September 30, 2014.
10.22(25)#	Employment Agreement with David Friend, dated January 8, 2015.
10.23(26)#	Executive Employment Agreement with Mohamad Ali, dated December 3, 2014, as amended January 8, 2015.
10.24#	Amended and Restated Offer Letter with Peter Lamson, dated March 9, 2015.
21.1	List of subsidiaries.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)
Filed as the same numbered exhibit to Registrant's Current Report on Form 8-K with the Securities and Exchange filed with the Securities and Exchange Commission on December 15, 2014, and incorporated herein by reference.

(2)	Filed as the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011, and incorporated herein by reference.

(3)
Filed as the same numbered exhibit to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 13, 2011, and incorporated herein by reference.

(4)	Filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015 and incorporated herein by reference.

(5)
Filed as the same numbered exhibit to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 25, 2011, and incorporated herein by reference.

(6)	Filed as the same numbered exhibit to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 12, 2011, and incorporated herein by reference.

(7)	Filed as Exhibit 4.5 to Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 19, 2013, and incorporated herein by reference.

(8)	Filed as Exhibit 4.5 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference.

(9)	Filed as Exhibit 10.13 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 15, 2011, and incorporated herein by reference.

(10)	Filed as Exhibit 10.14 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 15, 2011, and incorporated herein by reference.

(11)	Filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2012, and incorporated herein by reference.

(12)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2012, and incorporated herein by reference.

(13)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2012, and incorporated herein by reference.

(14)	Filed as Exhibit 10.24 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2013, and incorporated herein by reference.

(15)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2013, and incorporated herein by reference.

(16)	Filed as Exhibit 10.19 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5 2014, and incorporated herein by reference.

(17)	Filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5 2014, and incorporated herein by reference.

(18)	Filed as Exhibit 10.25 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5 2014, and incorporated herein by reference.

(19)	Filed as Exhibit 10.28 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5 2014, and incorporated herein by reference.

(20)	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on May 6, 2014, and incorporated herein by reference.

(21)	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2014, and incorporated herein by reference.

(22)	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 5, 2014, and incorporated herein by reference.

(23)	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2014, and incorporated herein by reference.

(24)	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2014, and incorporated herein by reference.

(25)	Filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference.

(26)	Filed as Exhibit 99.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference.

#	Indicates a management contract or compensatory plan.
†	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.