Form 10-K/A
period 2014-12-31
Carbonite Inc
filed 2015-05-01
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

Commission file number: 001-35264

CARBONITE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-1111329
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Two Avenue de Lafayette Boston, Massachusetts	2111
(Address of principal executive offices)	(Zip Code)
(617) 587-1100
(Registrant’s telephone number, including area code)
Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
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
As of April 27, 2015, there were 27,332,782 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Carbonite, Inc., a Delaware corporation (“Carbonite”, “we,” “our,” “us” or the “Company”), for the fiscal year ended December 31, 2014, originally filed with the SEC on March 10, 2015 (the “Original Filing”). This Amendment is being filed to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because the Company no longer intends to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of its fiscal year ended December 31, 2014. Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to March 10, 2015.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The principal responsibility of our Board is to oversee the risk management of the Company and, in so doing, serve the best interests of the Company and its stockholders.

In selecting director candidates, the Nominating and Corporate Governance Committee and our Board consider whether the candidates possess the required skill sets and fulfill the qualification requirements of directors approved by our Board. In this respect, the Nominating and Corporate Governance Committee and our Board consider, among other qualifications: experience; background; judgment; integrity; understanding of the Company’s business environment; personal accomplishment; diversity of viewpoint, experience, education, skill, race, gender and/or national origin; experience in corporate management or as an officer or director of another publicly held company; and willingness to devote adequate time to Board duties. In evaluating candidates for nomination to our Board, the Nominating and Corporate Governance Committee shall take into account Nasdaq listing rules and any other applicable law, regulation or rule. Other than the foregoing, there are no minimum criteria for director nominees, and the Nominating and Corporate Governance Committee may consider such other qualifications as it may deem appropriate. The Board evaluates each individual in the context of our Board as a whole, with the objective of recommending a group that can best achieve the success of the Company's business and represent shareholder interests through the exercise of sound judgment.

Potential director candidates will be discussed by the Nominating and Corporate Governance Committee and proposed for nomination by the entire Board. The Nominating and Corporate Governance Committee identifies nominees by first evaluating the current members of our Board willing to continue in service. Current members of our Board with skills and experience that are relevant to the Company’s business and who are willing to continue in service are considered for nomination, balancing the value of continuity of service with that of obtaining a new perspective. If any member of our Board did not wish to continue in service or if the Nominating and Corporate Governance Committee decided not to nominate a member for reelection, the Nominating and Corporate Governance Committee would identify the desired skills and experience of a new nominee based on the criteria listed above. Executive search firms may be retained to identify individuals that meet the criteria of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. For a stockholder to nominate an individual for election to our Board at an annual meeting, the stockholder must provide notice to the Company, which notice must be delivered to, or mailed and received at, the Company’s principal executive offices not less than 90 days and not more than 120 days prior to the one-year anniversary of the preceding year’s annual meeting; provided, that if the date of the applicable annual meeting is more than 30 days before or more than 70 days after such anniversary date, the stockholder’s notice must be delivered, or mailed and received, not less than 70 days and not more than 120 days prior to the date of such annual meeting or, if later, the 10th day following the date on which public disclosure of the date of such annual meeting is made. Further updates and supplements to such notice may be required at the times and in the forms required under our By-Laws. As set forth in our By-Laws, submissions must include the name and address of the proposed nominee and information regarding the proposed nominee that is required to be disclosed in a proxy statement or other filings in a contested election pursuant to Section 14(a) under the Exchange Act. Our By-Laws also specify further requirements as to the form and content of a stockholder’s notice. We recommend that any stockholder wishing to make a nomination for a director review a copy of our By-Laws, as amended and restated to date, which are available, without charge, from our Secretary, at Two Avenue de Lafayette, Boston, Massachusetts 02111.

The Company’s Amended and Restated Certificate of Incorporation provides that our Board shall be divided into three classes, with the directors in each class serving a three-year term. There are currently eight directors on the Board. The following table sets forth, for the Class I nominees and our other current directors, information with respect to their ages, positions/offices held with the Company, and term of office.

Name	Age	Position	Term Expires
Mohamad Ali	44	Director (Class I)	2015
Peter Gyenes (2)	69	Director (Class I)	2015
Pravin Vazirani (2)(3)	43	Director (Class I)	2015
Charles Kane (1)(3)	57	Director (Class II)	2016
Stephen Munford (1)(3)	49	Director (Class II)	2016
Jeffry Flowers	61	Director (Class III)	2017
David Friend	67	Executive Chairman of the Board (Class III)	2017
Todd Krasnow (1)(2)(4)	57	Director (Class III)	2017

(1)	Member of Audit Committee of our Board.

(2)	Member of Compensation Committee of our Board.

(3)	Member of Nominating and Corporate Governance Committee of our Board.

(4)	Lead Independent Director
Set forth below is biographical information for each of the nominees and each person whose term of office as a director will continue after the Annual Meeting. The following includes certain information regarding our directors’ individual experience, qualifications, attributes and skills that led our Board to conclude that they should serve as directors.

Director Biographies and Qualifications
Class I (Term Expiring 2015)
Mohamad Ali was appointed as President and Chief Executive Officer, effective as of December 3, 2014, and as a Class I director of the Company, effective as of January 8, 2015. He served as chief strategy officer of Hewlett-Packard, an information technology company, from August 2012 to December 2014. From April 2012 to August 2012, Mr. Ali served as chief executive officer of the Workforce Optimization division of Aspect Software, a provider of business communications solutions and services. From April 2011 to April 2012, Mr. Ali served as senior vice president and president of the global services business of Avaya Corporation, a provider of business collaboration and communications solutions, and from July 2009 to March 2011 he served as Avaya’s senior vice president of corporate development and strategy. From January 1996 to July 2009, Mr. Ali served in various roles at IBM, including vice president of business and strategy for the information management division from 2005 to 2009. Mr. Ali holds a B.S. in Computer Engineering, a B.A. in History and a Master of Science in Electrical Engineering from Stanford University. We believe that Mr. Ali is qualified to serve on our Board due to his extensive experience as an executive in the software and technology industries. Additionally, Mr. Ali is able to provide additional insights into the operations and strategic plan of the Company as the President and Chief Executive Officer of the Company.

Peter Gyenes was appointed to our Board as a Class I director, effective as of April 29, 2015. Mr. Gyenes has served as the non-executive Chairman of the board of directors of Sophos plc, a global security software company, since March 2006, and lead independent director since September 2012. Mr. Gyenes served as Chairman and Chief Executive Officer of Ascential Software Corporation (NASDAQ: ASCL), a market leader in data integration software, and its predecessor companies VMark Software, Ardent Software and Informix from 1996 until it was acquired by International Business Machines Corporation in 2005. Mr. Gyenes served on the board of directors of Netezza Corporation (NYSE: NZ) from 2008 until it was acquired by International Business Machines Corporation in 2010. Mr. Gyenes also served on the board of Lawson Software, Inc. (NASDAQ: LWSN) from 2006 until it was acquired by Infor in July 2011. He currently serves on the boards of directors of EnerNoc (NASDAQ: ENOC), IntraLinks Holdings, Inc. (NYSE: IL), Pegasystems Inc. (NASDAQ: PEGA), Cimpress NV (NASDAQ: CMPR), and Epicor Software Corporation, a provider of software solution to the manufacturing, distribution, retail and services industries, and serves as trustee emeritus of the Massachusetts Technology Leadership Council. Mr. Gyenes received his B.A. in mathematics and his M.B.A. in marketing from Columbia University. Mr. Gyenes was brought to the attention of the Nominating and Corporate Governance Committee at the recommendation of Messrs. Munford and Kane. We believe Mr. Gyenes’ qualifications to serve on our Board include his experience as the Chief Executive Officer of a publicly traded company, his knowledge gained from service on the boards of various public and private companies and his more than 40 years of experience in technology, sales, marketing and general management positions within the computer systems and software industry.

Pravin Vazirani has served on our Board since April 2007. Since August 2005, Mr. Vazirani has been a managing director of Menlo Ventures, a venture capital firm focused on technology investments. Affiliates of Menlo Ventures beneficially own more than 5% of our Common Stock. Previously, Mr. Vazirani served as an engineer for Pacific Communication Sciences, Inc., as a product manager for ADC Telecommunications and as an engineer for Jet Propulsion Laboratory. Mr. Vazirani is also a member of the board of directors of FiveStars, Stance, vArmour, Glympse, Inc., Lumosity, Inc., Nexenta Systems, Inc. and Poshmark, Inc. Mr. Vazirani holds an M.B.A. from the Harvard University Graduate School of Business and a B.S. and a M.S. in Electrical Engineering from the Massachusetts Institute of Technology. We believe that Mr. Vazirani is qualified to serve on our Board due to his experience with the venture capital industry and a wide variety of internet and technology companies, as well as the perspective he brings as an affiliate of one of our major stockholders.
Class II (Term Expiring 2016)
Charles Kane has served on our Board since July 2011. Since November 2006, Mr. Kane has served as a director of One Laptop Per Child, a non-profit organization that provides computing and internet access for students in the developing world, for which he also served as president and chief operating officer from March 2008 to July 2009. From July 2007 to March 2008, Mr. Kane served as executive vice president and chief administrative officer of Global BPO Services Corp., a special purpose acquisition corporation, and from August 2007 to March 2008, as chief financial officer of Global BPO. From May 2006 to October 2006, he served as chief financial officer of RSA Security Inc., a provider of e-security solutions. From July 2003 to May 2006, Mr. Kane served as chief financial officer of Aspen Technology, Inc., a provider of supply chain management software and professional services. Earlier in his career, Mr. Kane served as president and chief executive officer of Corechange, Inc., an enterprise software company, and as chief financial officer of Informix Software, Inc., a provider of database management systems. Mr. Kane also held financial positions with Stratus Computer, Inc., Prime Computer Inc. and Deloitte & Touche LLP. Since November 2006, Mr. Kane has served as a member of the board of directors and as chairman of the audit committee of Progress Software Corp., a publicly-traded provider of infrastructure software. Since May 2010, he has served as a member of the board of directors and as chairman of the audit committee of Demandware, Inc., a provider of e-commerce solutions, and since November 2011 he has served as a member of the board of directors and as chairman of the audit committee of RealPages, Inc., a publicly-traded provider of software solutions for the rental housing industry. Since April 2012, Mr. Kane has served as an advisor to Panopticon Software AB, a provider of data visualization software, and since October 2012 Mr. Kane has served as a member of the board of directors and as chairman of the audit committee of PhotoBox LTD, an online digital photo service provider. Previously he has also served as a member of the board of directors of Borland Software Corp., a publicly-traded provider of open application lifecycle management solutions; Netezza Corporation, a publicly-traded data warehouse appliance provider, from May 2005 to November 2010; and of Applix Inc., a publicly-traded provider of enterprise planning software, from January 2002 to March 2007. Mr. Kane holds a B.B.A. in Accounting from the University of Notre Dame, an M.B.A. in International Finance from Babson College, and is senior lecturer of International Finance at the Massachusetts Institute of Technology Sloan School of Management. We believe that Mr. Kane is qualified to serve on our Board due to his significant experience both in senior financial roles and as a director of other publicly-traded companies.

Stephen Munford has served on our Board since January 2014. From May 2005 to September 2012, Mr. Munford served as chief executive officer of Sophos Ltd., a developer and vendor of security software and, since September 2012, Mr. Munford has served as the chairman of Sophos’ board of directors. Mr. Munford also serves as chairman of the board of directors of Elastic Path Software Inc., a developer and vendor of e-commerce software; Quick Mobile, a provider of mobile solutions for events; and Core Security Inc., a provider of cyber security solutions. Mr. Munford holds a B.A. in Economics from the University of Western Ontario and an M.B.A. from Queen’s University. We believe that Mr. Munford is qualified to serve on our Board due to his significant operating and management experience and his specific experience in the e-commerce and data security fields.
Class III (Term Expiring 2017)
Jeffry Flowers has served as a member of our Board since he co-founded our Company with Mr. Friend in February 2005. Since May 2012, Mr. Flowers has served as the chief executive officer of Storiant, Inc., a provider of enterprise storage products. Previously, Mr. Flowers served as our technical advisor from April 2012 to August 2012, as our chief architect from April 2011 to April 2012 and as our chief technology officer from February 2005 to March 2011. Previously, Mr. Flowers co-founded with Mr. Friend, and served as chief technical officer of, Sonexis, Inc., a software company providing audio-conferencing services, from March 1999 through March 2002 and served as a director of Sonexis from March 1999 through August 2004. Prior to that time, Mr. Flowers co-founded with Mr. Friend, and served as chief technology officer and as a director of, FaxNet Corporation, a supplier of messaging services to the telecommunications industry. He also co-founded Pilot Software, Inc., a software company, with Mr. Friend in 1983. Mr. Flowers served as VP of Development at ON Technology Corporation, a publicly-traded software vendor, from June 1994 through February 1996. Mr. Flowers holds an M.S. and a B.S. in Information and Computer Science from Georgia Institute of Technology. We believe that Mr. Flowers is qualified to serve on our Board based on his historic knowledge of our Company as one of its founders, the continuity he provides to the Board, his strategic vision for our technology and his background in internet and software companies.

David Friend served as our Chief Executive Officer and as a member of our Board since he co-founded our Company with Mr. Flowers in February 2005. Mr. Friend also served as our President from February 2005 to September 2007 and again from August 2010 to December 2014. Effective as of December 3, 2014, Mr. Friend resigned as President and Chief Executive Officer of the Company and became Executive Chairman of the Board. From March 1999 through March 2002, Mr. Friend co-founded with Mr. Flowers and served as chief executive officer and president of Sonexis, Inc., a software company providing audio-conferencing services and served as a director of Sonexis from March 1999 through August 2004. From June 1995 through December 1999, Mr. Friend co-founded with Mr. Flowers and served as chief executive officer and as a director of FaxNet Corporation, a supplier of messaging services to the telecommunications industry. Prior to that time, Mr. Friend co-founded Pilot Software, Inc., a software company, with Mr. Flowers in 1983. Previously, Mr. Friend founded Computer Pictures Corporation, a software company whose products applied computer graphics to business data, and served as president of ARP Instruments, Inc., an audio hardware manufacturer. Mr. Friend served as a director of GEAC Computer Corporation Ltd., a publicly-traded enterprise software company, from October 2001 to October 2006, and currently serves as a director of CyraCom International, Inc., DealDash Oyj, Netblazr, Inc. and Storiant, Inc. Mr. Friend holds a B.S. in Engineering from Yale University. We believe that Mr. Friend is qualified to serve on our Board based on his historic knowledge of our Company as one of its founders, the continuity he provides to the Board, his strategic vision for our Company and his background in internet and software companies.

Todd Krasnow has served on our Board since September 2005 and as our lead independent director since April 2011. Mr. Krasnow has served as the president of Cobbs Capital, Inc., a private consulting company, since January 2005, and as marketing domain expert with Highland Consumer Fund, a venture capital firm, since June 2007. Previously, Mr. Krasnow was the chairman of Zoots, Inc., a dry cleaning company from June 2003 to January 2008 and chief executive officer of Zoots, Inc. from February 1998 to June 2003. He served as the executive vice president of sales and marketing of Staples, Inc. from May 1993 to January 1998 and in other sales and marketing positions for Staples, Inc. from March 1986 to May 1993. Mr. Krasnow is a director of Tile Shop Holdings, Inc., a publicly-traded retailer of tile and stone, and is chairman of the Tile Shop Holdings’ compensation and nominating and corporate governance committees. Mr. Krasnow is also a member of the advisory boards of C&S Wholesale Grocers, Inc. and Kids II, Inc., a manufacturer of children’s products. Mr. Krasnow holds an M.B.A. from the Harvard University Graduate School of Business and an A.B. in Chemistry from Cornell University. We believe that Mr. Krasnow is qualified to serve on our Board due to his operating and management experience, his expertise in sales and marketing and the continuity he provides to the Board.

Executive Officers Biographies
The following is biographical information for our current executive officers other than Mr. Ali and Mr. Friend.

Name	Age	Position
Anthony Folger	43	Chief Financial Officer and Treasurer
Danielle Sheer	34	General Counsel, Vice President, and Secretary
Peter Lamson	52	Senior Vice President of Global Sales
Brad Meiseles	49	Senior Vice President of Engineering

Anthony Folger has served as our Chief Financial Officer and Treasurer since January 2013. Mr. Folger served as chief financial officer of Acronis AG and its subsidiaries, a global provider of storage management and backup and recovery software, from October 2008 to December 2012 and as Acronis’ corporate controller from June 2006 to October 2008. Previously, Mr. Folger served as finance director of Starent Networks, Corp., an information technology products company, from January 2005 to June 2006. Earlier in his career, Mr. Folger served as an audit manager at PricewaterhouseCoopers LLP from January 2004 to January 2005, as corporate controller of Marketmax, Inc., a provider of planning software for the retail industry, from October 2001 to October 2003, as corporate controller of Habama Inc., a software company, from July 2000 to July 2001, and in various audit-related capacities at Deloitte & Touche, LLP from August 1994 to June 2000. Mr. Folger holds a B.A. in accounting and economics from the College of Holy Cross and is a certified public accountant.
Danielle Sheer has served as our General Counsel since September 2009, as our Secretary since April 2011 and as our Vice President since June 2012. From August 2006 to September 2009, Ms. Sheer was a corporate attorney in New York with the law firm of Willkie Farr & Gallagher LLP, where she concentrated on business and securities transactions. Ms. Sheer serves on the board of directors of The Boston Club and the Girl Scouts of Eastern Massachusetts. Ms. Sheer holds a J.D. from Georgetown University Law Center and a B.A. in Philosophy from George Washington University.
Peter Lamson has served as our Senior Vice President of Global Sales since January 2015. He previously served as our Senior Vice President of Sales and Marketing from December 2012 to January 2015 and as our Senior Vice President, Small Business Group from January 2011 to December 2012. From May 2010 to December 2010 he served as executive vice president and chief revenue officer of IMN, Inc., an e-communications business. From October 2005 to November 2009, Mr. Lamson served as senior vice president and general manager of NameMedia, Inc., a seller of domain names, where he was responsible for building NameMedia’s SMB practice. Prior to that time, Mr. Lamson served as chief operating officer of Monstermoving.com, Monster Worldwide’s SMB relocation division, from June 2000 to May 2004. Mr. Lamson holds an M.B.A. from the Harvard University Graduate School of Business and a B.A. in History from Middlebury College.

Brad Meiseles has served as our Senior Vice President of Engineering since October 2013. From July 2008 to October 2013, Mr. Meiseles served as Director of Research and Development at VMware, Inc. From January 2007 to January 2008, he served as the Executive Vice President of Web Development at Grand Circle Corporation. Mr. Meiseles holds a B.A in Computer Science and Chemistry from Duke University.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on the Company’s review of the reports that have been filed by or on behalf of such persons in this regard and written representations from our executive officers and directors that no other reports were required, during and for the fiscal year ended December 31, 2014, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors, executive officers, and greater than 10% stockholders were met, except one late Form 4 filed by David Friend on January 21, 2015 relating to the grant of stock options.

Code of Business Conduct & Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code) that is applicable to all of our directors, officers and employees. The Code includes standards and procedures for reporting and addressing potential conflicts of interest, the accuracy of the Company’s financial records, corporate opportunities and insider information, as well as a general code of conduct that provides guidelines regarding how to conduct business in an ethical manner. A copy of the Code is available on our website on the investor relations page at http://investor.carbonite.com/governance.cfm. Any waivers of the Code for directors or executive officers, or any amendments to the Code, shall be posted on the Company’s website within four business days of such amendments or waivers, as the case may be and, to the extent required by the listing standards of Nasdaq, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Board Leadership Structure
Executive Chairman

Mr. Friend served as the Chairman of our Board and Chief Executive Officer from 2005 to December 2014. Effective as of December 3, 2014, Mr. Friend resigned as President and Chief Executive Officer of the Company and became Executive Chairman of the Board. He will continue to advise the Company on key strategic initiatives. As former Chief Executive Officer and one of our founders, Mr. Friend is intimately familiar with our business, growth strategy, and the key issues that we face and is therefore uniquely positioned to focus our Board. In connection with Mr. Friend’s resignation as our Chief Executive Officer, we separated the positions of chairman and chief executive officer, as we believe it is important for Mr. Friend to continue leading our Board in light of his understanding of our business and strategic vision for our Company.
Lead Independent Director
 Our governance structure provides that one of our independent directors should serve as a lead independent director at any time when the chief executive officer serves as the chairman of the Board, or if the chairman of our Board is not otherwise independent. Given that Mr. Friend and Mr. Ali are both non-independent directors, our Board has appointed Mr. Krasnow as lead independent director. The lead independent director presides over periodic meetings of our independent directors, serves as a liaison between our chairman and the independent directors and performs such additional duties as our Board may otherwise determine and delegate.

Board Committees
Our Board has established the following committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our Board.

	Audit	Compensation	Nominating & Corporate Governance
David Friend (EC)
Mohamad Ali
Peter Gyenes		M
Jeffry Flowers
Stephen Munford	M		M
Charles Kane	Ch		M
Todd Krasnow (LD)	M	Ch
Pravin Vazirani		M	Ch
EC = Executive Chairman of the Board  LD = Lead Independent Director  Ch = Committee Chair   M = Committee Member

Audit Committee
Our Audit Committee oversees our corporate accounting and financial reporting process, the audit of our financial statements, and our internal control processes. Among other matters, the Audit Committee:

•	evaluates the independent auditors’ qualifications, independence, and performance;

•	determines the engagement, retention, and compensation of the independent auditors;

•	reviews and approves the scope of the annual audit and the audit fee;

•
discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements, including the disclosures in our annual and quarterly reports filed with the SEC;

•	approves the retention of the independent auditors to perform any proposed permissible non-audit services;

•	reviews our risk assessment and risk management processes;

•	establishes procedures for receiving, retaining and investigating complaints received by us regarding accounting, internal accounting controls, or audit matters;

•	monitors the rotation of partners of the independent auditors on the Carbonite engagement team as required by law;

•	reviews our critical accounting policies and estimates; and

•
oversees any internal audit function. Additionally, the Audit Committee reviews and approves related person transactions and reviews and evaluates, on an annual basis, the Audit Committee charter and the committee’s performance.

The Company’s separately designated Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”). The current members of our Audit Committee are Messrs. Kane, Krasnow and Munford, with Mr. Kane serving as the chair of the committee. All members of our Audit Committee serving since the beginning of the last fiscal year meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that Mr. Kane is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Messrs. Kane, Krasnow, and Munford (as well as Mr. Clifford, who served on the committee during the last fiscal year), are independent as defined under the applicable rules and regulations of the SEC and Nasdaq. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq, a copy of which is posted on our website at http://investor.carbonite.com/governance.cfm.
Compensation Committee
Our Compensation Committee reviews and recommends policies relating to compensation and benefits of our executive officers and employees. Among other matters, the Compensation Committee:

•
annually reviews and approves corporate goals and objectives relevant to compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and sets the compensation of these officers based on such evaluations;

•	administers the issuance of stock options and other awards under our equity compensation plans; and

•	reviews and evaluates, on an annual basis, the Compensation Committee charter and the committee’s performance.
For a description of the Compensation Committee’s processes and procedures, including the roles of our executive officers and independent compensation consultants in the Compensation Committee’s decision-making process, see the section entitled “Compensation Discussion and Analysis” below. Pursuant to its charter and to the extent permitted by applicable law and regulation, the Compensation Committee may delegate any of its authority to a subcommittee or single member of the Compensation Committee, except where it would interfere with the compensation safe harbors afforded by Section 162(m) of the Internal Revenue Code or Section 16(b) of the Exchange Act. Further, to the extent permitted by applicable law and the provisions of any equity-based plan, the Compensation Committee may delegate to one or more of the Company’s executive officers the power to grant options, stock, or other equity rights to employees of the Company who are not directors or executive officers of the Company.
The current members of our Compensation Committee are Messrs. Krasnow, Gyenes and Vazirani, with Mr. Krasnow serving as the chair of the committee. All of the members of our Compensation Committee are independent under the applicable rules and regulations of the SEC, Nasdaq, and Section 162(m) of the Internal Revenue Code. The Compensation Committee operates under a written charter, a copy of which is posted on our website at http://investor.carbonite.com/governance.cfm.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee is responsible for making recommendations regarding corporate governance; identification, evaluation and nomination of candidates for directorships; and the structure and composition of our Board and committees of our Board. In addition, the Nominating and Corporate Governance Committee:

•	approves our committee charters;

•	oversees compliance with our code of business conduct and ethics;

•	contributes to succession planning;

•	reviews actual and potential conflicts of interest of our directors and officers other than related person transactions reviewed by the Audit Committee;

•	oversees our Board self-evaluation process;

•	is responsible for making recommendations regarding non-employee director compensation to the full Board; and

•	reviews and evaluates, on an annual basis, the Nominating and Corporate Governance Committee charter and the committee’s performance.
The current members of our Nominating and Corporate Governance Committee are Messrs. Kane, Munford and Vazirani, with Mr. Vazirani serving as the chair of the committee. All of the members of our Nominating and Corporate Governance Committee are independent under the applicable rules and regulations of Nasdaq. The Nominating and Corporate Governance Committee operates under a written charter, a copy of which is posted on our website at http://investor.carbonite.com/governance.cfm.

ITEM 11.	EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Overview of Director Compensation Program

We use a combination of cash and stock-based compensation to attract and retain qualified persons to serve on our Board of Directors. The form and amount of director compensation is determined by our Board. We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending Board and committee meetings. Our directors who are also employees are compensated for their service as employees and do not receive any additional compensation for their service on our Board. The compensation that we pay to Messrs. Ali and Friend is discussed in the “Compensation Discussion and Analysis” section beginning on page 34.
Director Cash Compensation
Non-employee directors receive cash compensation for their services as members of our Board, as follows:

Lead Director Annual Retainer Fee	$35,000
Annual Retainer Fee (Non-Employee Directors other than Lead Director)	$25,000
Audit Committee Chairperson	$15,000
Compensation Committee Chairperson	$10,000
Nominating and Corporate Governance Committee Chairperson	$6,000
Audit Committee Members	$7,500
Compensation Committee Members	$5,000
Nominating and Corporate Governance Committee Members	$3,000

In addition, in February 2014, the Board established a search committee to manage the recruitment of a successor Chief Executive Officer of the Company. The chairperson of the search committee received an additional annual cash retainer of $15,000 and each member received an additional annual cash retainer of $7,500.

Director Stock-Based Compensation
Each newly elected or appointed non-employee director receives an initial stock option grant to purchase 25,000 shares of our Common Stock when he or she joins our Board and, thereafter, on the date of each annual meeting of stockholders, an annual grant of (i) a stock option to purchase 9,000 shares of our Common Stock and (ii) restricted shares with respect to 4,500 shares of our Common Stock, which are settled in shares of Common Stock. All such stock options and restricted shares vest ratably in quarterly installments over three years, subject to the continued service by the non-employee director on our Board, and automatically vest in full and become exercisable immediately prior to a change in control of the Company.
2014 Director Compensation Table
The following table provides information concerning the compensation earned by each of our non-employee directors for the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Timothy Clifford	32,500	49,005	49,056	130,561
Jeffry Flowers	25,000	49,005	49,056	123,061
Charles Kane	50,500	49,005	49,056	148,561
Todd Krasnow	67,500	49,005	49,056	165,561
Stephen Munford (2)	32,000	49,005	201,819	282,824
Pravin Vazirani	36,000	49,005	49,056	134,061

(1)
The amounts reported in this column represent the aggregate grant date fair value of stock and option awards, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”), except that no forfeiture assumptions were included in this calculation. See Note 9 to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2014 for a discussion of the relevant assumptions used in calculating these amounts. Note that amounts reported in this column reflect the accounting cost for these stock awards, and do not correspond to the actual economic value that may be received by the recipients of these stock awards.

(2)	Mr. Munford joined the Board, effective January 28, 2014.

The following table shows the aggregate number of stock awards and stock option awards held as of December 31, 2014 by each of our non-employee directors who served during 2014:

Name	Stock Awards (#)	Option Awards (#)
Timothy Clifford	3,750	34,000
Jeffry Flowers	3,750	26,500
Charles Kane	3,750	47,500
Todd Krasnow	3,750	51,500
Stephen Munford	3,750	34,000
Pravin Vazirani	3,750	41,500

COMPENSATION DISCUSSION AND ANALYSIS
This section discusses the principles underlying our policies and decisions with respect to the compensation of our named executive officers who are included in the “2014 Summary Compensation Table.” These 2014 named executive officers were as follows:

Name	Title
Mohamad Ali	President and Chief Executive Officer (our “CEO”) (effective December 3, 2014)
David Friend	Executive Chairman and former Chief Executive Officer (effective December 3, 2014)
Anthony Folger	Chief Financial Officer and Treasurer (our “CFO”)
Peter Lamson	Senior Vice President of Global Sales
Brad Meiseles	Senior Vice President of Engineering
Danielle Sheer	General Counsel, Vice President and Secretary
Swami Kumaresan	Former Executive Vice President of Product and Engineering (effective July 31, 2014)
The philosophy of how we will compensate our executive officers in the future may not be the same as how they have been compensated previously. The Compensation Committee will continue to review, evaluate, and modify our executive compensation program as necessary.

2014 Executive Summary
We believe that it is critical that we attract and retain motivated leaders who can best position the Company to deliver financial and operational results for the benefit of our stockholders. Our executive compensation program, which is administered by the Compensation Committee is designed to achieve this objective.

Recent Compensation Actions

As part of its annual compensation process, the Compensation Committee of the Board, approved the following compensation decisions with respect to the 2014 named executive officers:

•	2014 Base Salary Adjustments. Four of our named executive officers received base salary increases ranging from 3% to 7.7%.

•
2014 Cash Bonus. Under the 2014 cash bonus plan, bonuses were determined based on the Company’s performance with respect to new small business bookings and free cash flow, weighted 60% and 40%, respectively. Based on the Company’s performance, the Compensation Committee certified a bonus payout of 40% of target for the participating named executive officers.

•
2014 Equity Incentives. The 2014 equity program consisted of stock options and RSUs. The Compensation Committee approved the use of RSUs in the Company’s executive compensation program to encourage retention and reward performance over the vesting period.

On December 3, 2014, the Company appointed Mohamad Ali as President and Chief Executive Officer and as a member of our Board. Effective upon such appointment, David Friend became Executive Chairman of the Board of Directors. In connection with Mr. Ali’s appointment to the position of President and Chief Executive Officer, the Company entered into an executive employment agreement, which included, among other benefits: (i) an annual base salary of $375,000, (ii) a sign-on bonus of $500,000 to offset the compensation Mr. Ali forfeited by leaving his prior employer, which is subject to a prorated repayment by Mr. Ali in the event that prior to the one year anniversary of Mr. Ali’s employment with the Company he voluntary terminates his employment other than for Good Reason, Disability, or death or the Company terminates his employment for Cause (each as defined in Mr. Ali’s Employment Agreement), (iii) an option to purchase 250,000 shares of Common Stock, with the vesting of such option determined based on the Company’s stock price performance; and (iv) 450,000 RSUs, with 50,000 of such RSUs to vest on December 31, 2015 and 400,000 of such RSUs to vest 25% on the one year anniversary of Mr. Ali’s employment with the Company and the remainder in equal quarterly installments over the following 36 months, subject to Mr. Ali’s continued employment with the Company through each applicable vesting date.

On January 8, 2015, the Company entered into an employment agreement with Mr. Friend setting forth the terms of his employment as the Company’s Executive Chairman which included, among other benefits: (i) an annualized base salary of $340,000 for an interim period beginning December 3, 2014 and ending February 28, 2015, (ii) an annualized base salary of $125,000 for twelve (12) months following the conclusion of the interim period, and (iii) an option to purchase 100,000 shares of Common Stock, with such option vesting and becoming exercisable quarterly over four (4) years for so long as Mr. Friend serves as an employee or director of the Company.

Key Features of our Executive Compensation Program

What We Do:
✓
Linkage Between Performance Measures and Strategic and Operational Objectives - Our executive compensation program is designed to align compensation incentives with our corporate strategic, business and financial objectives and the long-term interests of our stockholders.

✓	Emphasis on Future Pay Opportunity vs. Current Pay Opportunity - For 2014, all of our long-term incentive awards were delivered 100% in the form of equity.
✓	Performance-Based Options - For 2014, our new Chief Executive Officer received option awards that vest based on our stock price performance.
✓	Market Comparison of Executive Compensation Against a Relevant Peer Group
✓	“Double Trigger” Cash Severance in the Event of a Change in Control - In the event of a change in control, cash severance benefits are payable only upon a “double trigger.”
✓	Independent Compensation Consultant - The Compensation Committee retains its own compensation consultant to review the Company’s executive compensation program and practices.
✓	Maximum Payout Caps for Annual Cash Incentive Compensation

What We Don’t Do:
☒	No Change in Control or Perquisite Tax Gross-Ups
☒	No Executive Perquisites
☒	No Excessive Severance Benefits
☒	No Service-Based Defined Benefit Pension Plan or Other Similar Benefits
☒	No Repricing of Underwater Stock Options

How We Set Executive Compensation

Executive Compensation Philosophy
Our compensation philosophy is to tie a significant percentage of an executive officer’s compensation to stockholder returns. We believe that because the achievement of our business and financial objectives will be reflected in the value of our equity, our executive officers will be incentivized to achieve these objectives when a significant portion of their compensation is tied to the value of our equity. To this end, we use stock options and RSUs as components of our named executive officer compensation program because we believe that equity compensation best ties individual compensation to the creation of stockholder value over time. We believe that equity compensation is a significant motivator in attracting employees to internet-related and other technology companies.

Executive Compensation Objectives
We recognize that our ability to excel depends on the integrity, knowledge, imagination, skill, diversity, and teamwork of our employees. To this end, we strive to create an environment of mutual respect, encouragement and teamwork that rewards commitment and performance and that is responsive to the needs of our employees. The principles and objectives of our compensation and benefits program for our employees generally, and for our named executive officers specifically, are to:

•	attract, engage and retain individuals of superior ability, experience, and managerial talent, enabling us to be an employer of choice in the highly-competitive and dynamic technology industry;

•	align compensation incentives with our corporate strategic, business, and financial objectives and the long-term interests of our stockholders;

•	motivate and reward executives whose knowledge, skills, and performance are deemed instrumental to our continued success; and

•	provide total compensation that is fair, reasonable, and competitive.
Many of our compensation components simultaneously fulfill one or more of these principles and objectives. As discussed in further detail below, the material components of our 2014 executive compensation program consisted of base salary, annual cash incentive awards and equity compensation. In addition, our named executive officers are eligible to receive post-termination benefits upon a qualifying termination of employment and participate in our corporate-wide benefit programs. We view each component of executive compensation as related but distinct, and we review total compensation of our executive officers annually to determine whether our overall compensation objectives are achieved. While we have identified particular compensation objectives that each element of executive compensation serves, our compensation programs are designed to be flexible and complementary and to collectively serve the executive compensation objectives described above. We determine the appropriate level for each compensation component in part based on reference to the compensation offered to similarly situated executives at a peer group of companies as well as on the market experience of members of the Compensation Committee and the insight of the Compensation Committee’s independent compensation consultant.

In addition, we consider internal equity and consistency, the length of service of our executive officers, our overall performance, the executive officer’s individual performance, and other considerations that the Compensation Committee deems relevant.
Compensation Determination Process
In 2014, our Compensation Committee determined compensation for our executive officers and our former Chief Executive Officer, Mr. Friend, based on recommendations from an independent compensation consultant. In light of Mr. Friend’s daily involvement in our executive team’s efforts, Mr. Friend has been heavily involved in the determination of compensation for our other executive officers, although he did not participate in Compensation Committee discussions regarding his own compensation. Members of our human resources, finance, and legal departments attend Compensation Committee meetings from time-to-time and provide background on materials presented to the Compensation Committee.
Independent Compensation Consultant
In order to assist our Compensation Committee in making executive compensation decisions, in July 2013, the Compensation Committee engaged Radford, an Aon Hewitt Company. In 2014, Radford provided a competitive market analysis for our executive positions. Radford also provides assistance to the Compensation Committee on determining financial and operational performance goals and advice on rules, regulations, and general compensation trends regarding executive compensation.
Radford is directly accountable to the Compensation Committee for the performance of its services. In its role as advisor to the Compensation Committee, a senior representative of Radford attends meetings of the Compensation Committee, if requested by the Chairperson of the Compensation Committee, and to otherwise consult with members of the Compensation Committee as necessary. The Compensation Committee reviewed the independence of Radford under Nasdaq and SEC rules and concluded that the work of the Compensation Consultant has not raised any conflict of interest.
Competitive Peer Group
We operate in a competitive talent environment, particularly in the geographic areas in which we maintain a presence. As such, our Compensation Committee believes that it is important to review the executive compensation practices of companies that are similar in business and size to us to evaluate whether our executive compensation program is competitive and to assist us in meeting our overall executive compensation objectives. While the Compensation Committee factors peer compensation levels and practices into setting compensation levels, this peer information is one of many factors that the Compensation Committee considers in determining compensation levels. For base salary and target bonus, the Compensation Committee uses a guideline compensation positioning at the 50th percentile of the market data and for equity compensation uses a guideline competitive positioning at the 65th percentile of the market data. However, compensation may vary from the competitive positioning guidelines due to experience, scope of the position, individual performance and the overall performance of the Company.
In evaluating 2014 compensation adjustments, the Compensation Committee considered peer data as the primary data point and, as a secondary data point, considered data from the Radford Global Technology Survey with respect to a broader group of public software companies with revenue sizes deemed comparable to the Company. In 2014, the Compensation Committee directed Radford to review the Company’s historical peer group and conduct a competitive market analysis of our executive positions, which in some cases do not follow traditional roles. Radford developed, with the assistance and approval of the Compensation Committee, a peer group comprised of high-growth, small business/consumer facing companies with a focus on software-as-a-service businesses that were U.S. based and publicly-traded as of the date on which the group was developed (the “Peer Group”). The Peer Group is made up of the following companies:

Bazaarvoice, Inc.	Brightcove, Inc.*	Callidus Software, Inc.
eGain Corporation*	Guidance Software, Inc.*	Keynote Systems, Inc.
LivePerson, Inc.	LogMeIn, Inc.	Marchex, Inc.
Market Leader, Inc.*	PROS Holdings, Inc.*	Responsys, Inc.
Sciquest, Inc.	SPS Commerce, Inc.	Stamps.com Inc.
Support.com, Inc.	Tangoe, Inc.	TechTarget, Inc.
Vocus, Inc.	XO Group, Inc.	Zix Corporation*
*Indicates that the company was not part of the Company’s historical peer group
Stockholder Advisory Vote on Executive Compensation
At our 2014 annual meeting of stockholders, we conducted our annual non-binding advisory vote on the compensation of our named executive officers, commonly referred to as a “say-on-pay” vote, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. At our 2014 annual meeting, 61.8% of the votes cast by stockholders on this proposal were cast in support of the 2014 compensation of our named executive officers as reported in our 2014 Proxy Statement.

Elements of Our Executive Compensation Program
The summary table below and the narrative that follows identifies and describes the key elements of our 2014 annual executive compensation program:

Element	Form of Compensation	Objective & Considerations
Base Salary	Fixed cash payment
Designed to establish a base foundation to attract, retain and motivate executive officers and remain competitive among peer companies.
Salary increases are determined after giving consideration to the base compensation paid to similarly situated executives within the Peer Group and making an assessment of each executive officer’s responsibilities, individual performance and contributions, prior experience, current base salary, equity ownership, and the amounts paid to such executive officer’s peers inside the Company.

Incentive Cash Bonus	Variable cash payment
Designed to motivate and reward executives for the achievement of pre-established performance goals for the applicable fiscal year, as set by the Compensation Committee.
Our Compensation Committee recommends target bonuses after considering incentive cash bonuses paid to similarly situated executives within the Peer Group and other factors such as each executive officer’s responsibilities, individual contributions, prior experience, sustained performance, current base salary, equity ownership, and the target bonuses of such executive officer’s peers inside the Company.

Equity Incentives	Stock options and RSUs
Designed to align the interests of our named executive officers with the interests of our stockholders and encourage the retention of our named executive officers through the vesting period of the awards.
In granting equity incentive awards, our Board at the recommendation of our Compensation Committee considers certain internal factors, such as the relative job scope, the value of prior and outstanding equity awards, individual performance and contributions, as well as certain external factors such as the levels of unvested equity awards held by our executive officers in relation to similarly situated executives within the Peer Group.

Base Salaries
The initial base salaries for our named executive officers were established through arm’s-length negotiations at the time that each executive was hired, taking into account the executive’s qualifications, experience, expected position with the Company, and prior salary. After hire, the annual base salaries of our named executive officers are approved and reviewed annually by our Compensation Committee and our CEO.

Effective in 2014, our Compensation Committee recommended the base salaries for each of our then-serving named executive officers after considering the base salary paid to similarly-situated executives in the Peer Group and making an assessment of each executive officer’s responsibilities, individual performance and contributions, prior experience, current base salary, equity ownership, and the amounts paid to such executive officer’s peers inside the Company. Our Compensation Committee set the base salaries of our named executive officers for 2014 as set forth in the table below.

Name	2014 Base Salary	Percentage Increase over 2013 Base Salary
Mohamad Ali	$375,000	N/A
David Friend	$340,000	0%
Anthony Folger	$300,000	7.1%
Peter Lamson	$283,300	3.0%
Brad Meiseles	$280,000	7.7%
Danielle Sheer	$257,500	3.0%
Swami Kumaresan	$267,800	3.0%
Incentive Cash Bonuses
Each of our named executive officers is eligible to participate in our incentive cash bonus plan based upon attainment of key corporate operating metrics, each of which are established annually by our Compensation Committee. Our Compensation Committee annually measures the attainment of these metrics and bonuses.
In 2014, our Compensation Committee approved, incentive cash bonus arrangements for our then-serving named executive officers. Our Compensation Committee recommended target bonuses for each of our executives for 2014 after considering incentive cash bonuses paid to similarly situated executives within the Peer Group and other factors such as each executive officer’s responsibilities, individual performance and contributions, current base salary, equity ownership, and the target bonuses of such executive officer’s peers inside the Company. Consistent with this recommendation, for 2014, our Compensation Committee approved target bonus opportunities for each of our named executive officers as set forth in the table below. Except for Ms. Sheer whose target bonus increased from 30% to 35% of base salary, for 2014, the target bonus percentages for our named executive officers remain unchanged relative to 2013.

Name	2014 Target Bonus Opportunity (as a % of Base Salary)
Mohamad Ali(1)	N/A
David Friend(2)	75%
Anthony Folger	40%
Peter Lamson	45%
Brad Meiseles	30%
Danielle Sheer	35%
Swami Kumaresan	35%

(1)	Mr. Ali was appointed Chief Executive Officer, effective December 3, 2014, and did not participate in the 2014 incentive cash bonus plan.
(2)     Mr. Friend was appointed Executive Chairman of the Board of Directors, effective January 8, 2015.

For 2014, the Compensation Committee chose new small business bookings and free cash flows as the performance metrics for the incentive cash bonus program, weighted 60% and 40%, respectively. In order to link the incentive cash bonus program with the Company’s strategic operating plan, the underlying performance targets were based on the Company’s Board-approved budget and operating plan. The Compensation Committee established the payout formula for both the performance metrics to encourage strong, focused performance. Given the economic and market conditions at the time the targets were set, the target payout level was designed to be achievable with strong management performance, while payout at the maximum level was designed to be very difficult to achieve.

Under the design of the 2014 incentive cash bonus program, if we achieved less than 94% of the new small business bookings target, participants would receive no payout with respect to this metric. For achievement of at least 94% of the target, participants would receive a payout of 25% of their bonus opportunities, with the payout percentage increased by 12.5% for each additional percentage of the new small business bookings target achieved. Achievement of 100% of the new small business bookings target would result in a 100% target payout for this metric, with the payout increasing by 3.125% for each additional percentage of the new small business bookings target achieved, up to a maximum payout of 200%. In 2014, we achieved 69% of the new small business bookings target, resulting in a payout level of 0% for this portion of the incentive cash bonus. With respect to the free cash flow target, under the design of the 2014 incentive cash bonus program, if we achieved less than 80% of the free cash flow target, participants would receive no payout with respect to this metric. For achievement of at least 80% of the target, participants would receive a payout of 60% of their bonus opportunities, with the payout percentage increased by 2% for each additional percentage of the free cash flow target achieved. Achievement of 100% of the free cash flow target would result in a 100% target payout for this metric, with the payout increasing by 2.5% for each additional percentage of the free cash flow target achieved, up to a maximum payout of 200%, provided, however that this acceleration could only be achieved if at least 100% of our total bookings target was achieved. For 2014, the free cash flow target was set at $14,521,882.   In 2014, we achieved 107% of the free cash flow target, resulting in a payout level of 100% for this portion of the incentive cash bonus. Based on the Company’s combined performance on these two metrics, the weighted average payout level for the 2014 incentive cash bonus was 40%.

In April 2015, the Compensation Committee also approved a discretionary performance cash bonus of $25,000 to each of Ms. Sheer and Mr. Folger in recognition of their additional efforts in 2014.

The following table sets for the incentive cash bonuses paid to each of our participating named executive officers based on the 2014 incentive cash bonus program:

Name	2014 Target Bonus Opportunity	2014 Bonus Payouts
Mohamad Ali (1)	N/A	N/A
David Friend (2)	$255,000	$102,000
Anthony Folger	$120,000	$47,467
Peter Lamson	$127,485	$50,745
Brad Meiseles	$80,000	$48,565
Danielle Sheer	$90,125	$35,875
Swami Kumaresan (3)	$93,730	N/A

(1)	Mr. Ali was appointed Chief Executive Officer, effective December 3, 2014, and did not participate in the 2014 incentive cash bonus plan.

(2)	Mr. Friend was appointed Executive Chairman of the Board of Directors, effective January 8, 2015.

(3)	Mr. Kumaresan separated from the Company, effective July 31, 2014. As a result of Mr. Kumaresan’s separation, he forfeited his annual bonus.
2014 Sign-on Bonuses
In connection with the commencement of his employment and on the recommendation of the Compensation Committee, Mr. Ali received a cash sign-on bonus of $500,000 to offset the compensation that Mr. Ali forfeited by leaving his prior employer. Mr. Ali is obligated to repay a prorated portion of this sign-on bonus in the event that prior to the one year anniversary of Mr. Ali’s employment with the Company he voluntary terminates his employment other than for Good Reason, Disability, or death or the Company terminates his employment for Cause (each as defined in Mr. Ali’s Employment Agreement).

Equity Incentives
The goal of our equity incentive awards is to align the interests of our named executive officers with the interests of our stockholders. Vesting is based on continued employment; therefore, our equity incentive awards also encourage the retention of our named executive officers through the vesting period of the awards. In determining the size of the equity incentives to be awarded to our named executive officers, we take into account a number of internal factors, such as the relative job scope, the value of prior and outstanding equity awards, and individual performance and contributions, as well as external factors such as the levels of unvested stock options held by our executive officers in relation to similarly situated executives within the Peer Group.
We use equity grants to compensate our named executive officers both in the form of initial grants in connection with the commencement of employment and additional, or “refresher,” grants. Our Compensation Committee and Board consider the award of refresher grants on an annual basis; however, our Board retains discretion to make equity grants to our employees, including our named executive officers, at any time, including in connection with the promotion of an employee, to reward an employee, for retention purposes, or for other circumstances recommended by management.
To reward and retain our named executive officers in a manner that aligns their interests with stockholders’ interests, we historically used stock options as the primary incentive vehicles for long-term compensation. We believe that stock options are an effective tool for meeting our compensation goal of increasing long-term stockholder value by tying the value of the stock options to our future performance. Since our named executive officers are able to profit from their stock options only if our stock price increases relative to the option exercise price, we believe that stock options provide meaningful incentives to them to achieve increases in the value of our stock over time. In 2014, we introduced RSUs as a limited element of equity compensation so that, in the interest of retention, our executives would obtain value from their equity interests independent of appreciation in the market price of our stock.
Based on the recommendation of the Compensation Committee, our Board made option grants and restricted stock unit awards to each of our then-serving named executive officers set forth in the table below. The number of shares of our Common Stock subject to each award was determined based on the current and projected value of existing equity awards and the percentage of such existing equity awards that have vested, relative to similarly situated executives within the Peer Group and/or individual and company performance. The following table sets forth the February 2014 equity grants to each of our then-serving named executive officers.

Name	Shares of Common Stock Subject to Option Award	Shares of Common Stock Subject to RSU Award
Mohamad Ali	—	—
David Friend	100,000	50,000
Anthony Folger	50,000	25,000
Peter Lamson	25,000	12,500
Brad Meiseles	—	—
Danielle Sheer	20,000	10,000
Swami Kumaresan	25,000	12,500

During 2014, the Compensation Committee also approved RSU grants to Ms. Sheer and Mr. Meiseles. On June 11, 2014, the Compensation Committee approved a grant to Ms. Sheer for 17,500 RSUs vesting in 16 equal quarterly installments, to Mr. Meiseles for 25,227 RSUs vesting in 4 equal annual installments, and on October 28, 2014, the Compensation Committee also approved an RSU grant for Mr. Meiseles for 15,000 RSUs vesting in four equal annual installments, each to further align with market data and internal pay equity.

In addition, in December 2014, in connection with his commencement of employment, on the recommendation of the Compensation Committee, our Board granted Mr. Ali performance-based options to purchase 250,000 shares of our Common Stock with such options becoming exercisable on the first day after the completion of a 20-day trading period in which a share of Common Stock has traded at a price per share of $15.00 with respect to 25% of the shares, $17.50 with respect to 25% of the shares, $20.00 with respect to 25% of the shares and $22.50 with respect to 25% of the shares, in each case, subject to his continued employment through the applicable vesting date. The vesting thresholds were designed to reward Mr. Ali for performance which resulted in significant gains to the Company’s stock price.  Mr. Ali also received an RSU award with respect to 450,000 shares of our Common Stock, which will vest and be settled in shares as follows: (i) 50,000 RSUs (the “One-Year RSUs”) will vest on December 31, 2015, and (ii) 400,000 RSUs (the “Four-Year RSUs”) will vest and be settled 25% on the one year anniversary of Mr. Ali’s employment with the Company and the remainder in equal quarterly installments over the following 36 months, in each case~~,~~ subject to Mr. Ali’s continued employment with the Company through each applicable vesting date. The Compensation Committee determined this vesting schedule to compensate Mr. Ali for compensation forfeited when Mr. Ali joined the Company, and to reflect the vesting schedules of other named executed officers.
Further, as described in more detail below, pursuant to the employment agreement entered into between the Company and Mr. Friend in January 2015 in connection with his transition from President and Chief Executive Officer to Executive Chairman, Mr. Friend was granted an option to purchase 100,000 shares of Common Stock, with such option exercisable quarterly over four years, subject to Mr. Friend’s continued employment through the applicable vesting dates.

Other Benefits

Our named executive officers participate in our corporate-wide benefit plans and programs, which includes participation in our tax-qualified defined contribution plan. We do not offer a service-based defined benefit pension plan or other similar benefits to our employees. Similarly, we do not provide nonqualified retirement programs or perquisites that are often provided at other companies to executive officers.
Separation Benefits

Generally, at the time an executive commences employment with the Company, the Company enters into an offer letter agreement, severance agreement or employment agreement with that executive which provides for certain termination benefits if the executive’s employment is terminated by the Company without Cause or due to good reason. In approving executive severance arrangements, our Board considers the Company’s historical compensation practices as well as termination benefits provided to similarly situated employees within the Peer Group. We believe that these severance arrangements help secure the continued employment and dedication of our named executive officers and are important as a recruitment and retention device as many of the companies with which we compete for executive talent have similar agreements in place for their senior management.
Additional information regarding the employment arrangements with each of our named executive officers, including a quantification of benefits that would have been received by each named executive officer had his or her employment terminated on December 31, 2014, is provided under “2014 Potential Payments upon Termination or Change in Control.”

Executive Chairman Employment Agreement
In connection with Mr. Friend’s transition from the role of President and Chief Executive Officer to Executive Chairman, the Company entered into a new employment agreement with Mr. Friend effective January 8, 2015. Prior to this transition, the Company was party to a severance agreement with Mr. Friend which was superseded by his new employment agreement.
Pursuant to the terms of Mr. Friend’s new employment agreement, upon a termination of employment without Cause or as a result of Constructive Termination (each as defined in Mr. Friend’s employment agreement), in each case prior to February 28, 2016, Mr. Friend is entitled to receive a severance payment in an amount equal to $595,000, paid ratably over the 12-month period following the termination date, subject to Mr. Friend’s execution and delivery of a full release in favor of the Company.
Pursuant to the employment agreement, Mr. Friend was granted an option to purchase 100,000 shares of Common Stock with such option exercisable quarterly over four years, subject to Mr. Friend’s continued employment through the applicable vesting dates. The vesting schedule for such option accelerates in full upon or following a change in control (as applicable) if (i) Mr. Friend is not offered employment or continued employment by the successor entity upon consummation of such change of control, (ii) prior to the first anniversary of such change in control, Mr. Friend is discharged by the successor entity other than for Cause or resigns from his employment with the successor entity as a result of a Constructive Termination (each as defined in Mr. Friend’s employment agreement) or (iii) Mr. Friend is terminated as a director of the Company prior to June 1, 2017 or is requested by the successor entity to tender his resignation as a director of the Company as a condition to, and simultaneous with, the consummation of a change in control by the successor entity.
With respect to previously granted equity awards and subject to Mr. Friend’s continued employment as Executive Chairman, pursuant to the terms of Mr. Friend’s award agreements, upon a change in control, Mr. Friend is entitled to full vesting acceleration with respect to his unvested options and RSUs if he is not offered continued employment with the successor entity in connection with the change in control or if prior to the first anniversary of the change in control he is terminated by the Company without Cause or he is constructively terminated by the Company or resigns from his employment with the successor entity as a result of a Constructive Termination or is terminated as a director of the Company prior to June 1, 2017, or is requested by the successor entity to tender his resignation as a director of the Company as a condition to and simultaneous with the consummation of the change of control by the successor entity.

Tax considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for such corporation’s president and chief executive officer and each of such corporation’s next three most highly compensated executive officers (other than its chief financial officer), unless the compensation is “performance based” or based on another available exemption. Our Compensation Committee has considered the potential future effects of Section 162(m) on the compensation paid to our executive officers. However, the Compensation Committee also recognizes the need to retain flexibility to make compensation decisions that may not meet the standards of Section 162(m) when considered necessary to enable the Company to continue to attract, retain, and motivate highly-qualified executives.

2014 Summary Compensation Table
The following table summarizes the compensation earned by our chief executive officer, executive chairman, chief financial officer, our three other most highly compensated executive officers as of December 31, 2014, and one former executive officer of the Company who departed during 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($)	Total ($)
Mohamad Ali, President and Chief Executive Officer	2014	28,409	500,000	6,498,000	1,853,125	—	—	8,879,534

David Friend, Executive Chairman (4)	2014	340,000	—	508,000	523,210	102,000	7,933	1,481,143
	2013	340,000	—	—	1,141,137	240,975	—	1,722,112
	2012	340,000	—	—	1,282,701	—	—	1,662,701

Anthony Folger, Chief Financial Officer	2014	296,667	25,000	254,250	261,865	47,467	5,867	891,115
	2013	279,102	—	—	852,828	155,501	—	1,287,431

Peter Lamson, Senior Vice President of Global Sales	2014	281,917	—	127,125	130,933	50,745	10,332	601,052
	2013	275,000	—	—	242,795	116,944	—	634,739
	2012	260,000	—	—	403,139	75,000	—	738,139

Brad Meiseles, Senior Vice President of Engineering	2014	263,333	—	433,497	—	48,565	9,349	754,744
	2013	43,333	—	—	787,040	14,982	—	845,335

Danielle Sheer, General Counsel, Vice President and Secretary	2014	256,250	28,000	294,200	104,746	35,875	9,941	729,012
	2013	250,000	—	—	97,118	70,875	—	417,993
	2012	210,000	—	—	382,645	27,875	—	620,520

Swami Kumaresan, Former Executive Vice President of Product and Engineering (5)	2014	154,917	—	127,125	130,933	—	137,865	550,839
	2013	260,000	—	—	242,795	86,996	—	589,791
	2012	260,000	—	—	403,139	—	—	663,139

(1)
The amount reported for Mr. Ali represents a cash sign-on bonus of $500,000. Mr. Ali is obligated to repay a prorated portion of this sign-on bonus if he voluntarily terminates his employment within one-year of his hire date.

(2)
The amounts reported in these columns represent the aggregate grant date fair value of RSU and option awards, calculated in accordance with FASB ASC Topic 718, except that no forfeiture assumptions were included. Under FASB ASC Topic 718, the vesting condition related to Mr. Ali's performance-based option awards is considered a market condition and not a performance condition. Accordingly, there is no grant date fair value below or in excess of the amount reflected in the table above for Mr. Ali that could be calculated and disclosed based on achievement of the underlying market condition. For a discussion of the assumptions made in the valuations reflected in this column, see Note 9 of the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2014. Note that amounts reported in this column reflect the accounting cost for these stock option awards, and do not correspond to the actual economic value that may be received by the recipients of these stock option awards.

(3)	The amounts reported in this column represent incentive cash bonuses paid by the Company.

(4)	Mr. Friend was appointed Executive Chairman of the Board of Directors, effective January 8, 2015.

(5)	Mr. Kumaresan’s employment with us terminated effective July 31, 2014.

2014 Grants of Plan-Based Awards Table
The following table provides information regarding grants of plan-based awards made during the year ended December 31, 2014 to each of our named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise Price of Option Awards ($/SH)	Grant Date Fair Value of Stock Option Awards ($) (5)
Mohamad Ali	12/3/2014	—	—	—	62,500	250,000	250,000	—	—	14.44	1,853,125
	12/3/2014	—	—	—	—	—	—	450,000	—	—	6,498,000

David Friend (6)	2/25/2014	99,450	255,000	510,000	—	—	—	—	—	—	—
	2/28/2014	—	—	—	—	—	—	—	100,000	10.16	523,210
	1/28/2014	—	—	—	—	—	—	50,000	—	—	508,000

Anthony Folger	2/25/2014	46,800	120,000	240,000	—	—	—	—	—	—	—
	2/25/2014	—	—	—	—	—	—	—	50,000	10.17	261,865
	2/25/2014	—	—	—	—	—	—	25,000	—	—	254,250

Peter Lamson	2/25/2014	49,719	127,485	254,970	—	—	—	—	—	—	—
	2/25/2014	—	—	—	—	—	—	—	25,000	10.17	130,933
	2/25/2014	—	—	—	—	—	—	12,500	—	—	127,125

Brad Meiseles	2/25/2014	35,490	80,000	206,750	—	—	—	—	—	—	—
	6/11/2014	—	—	—	—	—	—	25,227	—	—	277,497
	10/28/2014	—	—	—	—	—	—	15,000	—	—	156,000

Danielle Sheer	2/25/2014	35,149	90,125	180,250	—	—	—	—	—	—	—
	2/25/2014	—	—	—	—	—	—	—	20,000	10.17	104,746
	2/25/2014	—	—	—	—	—	—	10,000	—	—	101,700
	6/11/2014	—	—	—	—	—	—	17,500	—	—	192,500

Swami Kumaresan (7)	2/25/2014	36,555	93,730	187,460	—	—	—	—	—	—	—
	2/25/2014	—	—	—	—	—	—	—	25,000	10.17	130,933
	2/25/2014	—	—	—	—	—	—	12,500	—	—	127,125

(1)
These amounts consist of the threshold, target and maximum cash award levels set in 2014 under the Company’s incentive cash bonus program. The amount actually earned by each named executive officer is included in the Non-Equity Incentive Plan Compensation column in the 2014 Summary Compensation Table. Please see “Compensation Discussion and Analysis” for further information regarding the incentive cash bonuses.

(2)
These amounts consist of performance-based option awards that vest in 25% increments based on the Company’s attainment of various stock prices. Please see “Compensation Discussion and Analysis” for further information regarding Mr. Ali’s performance-based options.

(3)
Except with respect to Mr. Ali and Mr. Meiseles, these RSUs vest in quarterly installments. Mr. Ali’s restricted stock units vest as to 50,000 units on December 31, 2015, and as to the remaining 400,000 units, 25% will vest on December 3, 2015, the balance of which shall vest in equal quarterly installments over the next 36 months and will be settled on each applicable vest date in shares of Common Stock. With respect to Mr. Meiseles, these RSUs vest in four equal annual installments.

(4)	These stock options vest as to the shares subject to the options in equal quarterly installments over four years commencing on the date of grant until all shares subject to the options are vested.

(5)
The amounts reported in this column represent the aggregate grant date fair value of RSU and option awards, calculated in accordance with FASB ASC Topic 718, except that no forfeiture assumptions were included. Under FASB ASC Topic 718, the vesting condition related to Mr. Ali's performance-based option awards is considered a market condition and not a performance condition. Accordingly, there is no grant date fair value below or in excess of the amount reflected in the table above for Mr. Ali that could be calculated and disclosed based on achievement of the underlying market condition. For a discussion of the assumptions made in the valuations reflected in this column, see Note 9 of the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2014. Note that amounts reported in this column reflect the accounting cost for these stock option awards, and do not correspond to the actual economic value that may be received by the recipients of these stock option awards.

(6)	Mr. Friend was appointed Executive Chairman of the Board of Directors, effective January 8, 2015.

(7)	Mr. Kumaresan’s employment with us terminated effective July 31, 2014.

2014 Outstanding Equity Awards at Fiscal Year-End Table
The following table shows grants of stock options outstanding on December 31, 2014, the last day of our fiscal year, to each of our named executive officers.

		Option Awards					Stock Awards
Name	Date of Grant	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Expiration Date
Mohamad Ali	12/03/2014	12/3/2014 (7)	—	—	—	—	450,000	6,421,500	—
	12/03/2014	12/3/2014 (8)	—		250,000	14.44	—	—	12/03/2024

David Friend (9)	11/14/2009	11/14/2009 (1)	3,938	—	—	2.64	—	—	11/14/2019
	12/15/2011	12/15/2011 (3)	300,000	—	—	12.88	—	—	12/15/2021
	1/24/2012	1/24/2012 (1)	158,003	73,438	—	10.26	—	—	1/24/2022
	1/31/2013	1/31/2013 (1)	29,375	132,187	—	9.62	—	—	1/31/2023
	2/28/2014	2/28/2014 (1)	18,750	81,250	—	10.16	—	—	2/28/2024
	2/28/2014	2/28/2014 (2)	—	—	—	—	40,625	579,719	—

Anthony Folger	1/31/2013	1/31/2013 (4)	26,562	98,438	—	9.62	—	—	1/31/2023
	2/25/2014	2/25/2014 (1)	9,375	40,625	—	10.17	—	—	2/25/2024
	2/25/2014	2/25/2014 (2)	—	—	—	—	20,312	289,852	—

Peter Lamson	12/16/2010	1/03/2011 (4)	50,625	4,375	—	5.15	—	—	12/16/2020
	12/15/2011	12/15/2011 (3)	50,000	—	—	12.88	—	—	12/15/2021
	01/24/2012	1/24/2012 (1)	34,375	15,625	—	10.26	—	—	01/24/2022
	10/17/2012	10/17/2012 (5)	40,000	—	—	6.63	—	—	10/17/2022
	01/31/2013	1/31/2013 (1)	21,875	28,125	—	9.62	—	—	01/31/2023
	02/25/2014	2/25/2014 (1)	4,688	20,312	—	10.17	—	—	02/25/2024
	02/25/2014	2/25/2014 (2)	—	—	—	—	10,156	144,926	—

Brad Meiseles	10/29/2013	10/29/2013 (4)	25,000	75,000	—	15.20	—	—	10/29/2013
	6/11/2014	6/11/2014 (6)	—	—	—	—	25,227	359,989	—
	10/28/2014	10/28/2014 (6)	—	—	—	—	15,000	214,050	—

Danielle Sheer	9/10/2009	9/21/2009 (4)	10,313	—	—	1.31	—	—	9/10/2019
	10/20/2010	10/20/2010 (1)	4,688	—	—	5.15	—	—	10/20/2020
	8/16/2011	7/20/2011 (1)	4,063	937	—	10.00	—	—	7/20/2021
	12/15/2011	12/15/2011 (3)	15,000	—	—	12.88	—	—	12/15/2021
	1/24/2012	1/24/2012 (1)	10,313	4,687	—	10.26	—	—	1/24/2022
	7/27/2012	7/27/2012 (1)	28,125	21,875	—	9.02	—	—	7/27/2022
	10/17/2012	10/17/2012 (1)	10,001	9,999	—	6.63	—	—	10/17/2022
	1/31/2013	1/31/2013 (1)	8,750	11,250	—	9.62	—	—	1/31/2023
	2/25/2014	2/25/2014 (1)	3,750	16,250	—	10.17	—	—	2/25/2014
	2/25/2014	2/25/2014 (2)	—	—	—	—	8,125	115,944	—
	6/11/2014	6/11/2014 (2)	—	—	—	—	15,312	218,502	—

Swami Kumaresan (10)	12/15/2011	12/15/2011 (3)	64,001	—	—	12.88	—	—	4/12/2016

(1)	These stock options vest as to the shares subject to the options in equal quarterly installments over four years commencing on the date of grant until all shares subject to the options are vested.

(2)	These RSUs vest in equal quarterly installments and will be settled on each applicable vest date in shares of the Company's common stock.

(3)
This option becomes exercisable as to 60% of the underlying shares of common stock in 8 equal quarterly installments beginning on March 15, 2012 and as to 40% of the underlying shares of Common Stock in 4 equal quarterly installments beginning on March 15, 2014.

(4)
These stock options vest as to 25% the shares subject to the options on the first anniversary of the vesting commencement date and as to the balance of the shares subject to the options in equal quarterly installments until all shares subject to the options are vested.

(5)	These stock options vest as to 100% of the shares subject to the options on the first anniversary of the vesting commencement date.

(6)	These RSUs will vest in four equal annual installments and will be settled on each applicable vesting date in shares of the Company's Common Stock.

(7)
These RSUs will vest as to 50,000 units on December 31, 2015, and as to the remaining 400,000 units, 25% will vest on December 3, 2015, the balance of which shall vest in equal quarterly installments over the next 36 months and will be settled on each applicable vest date in shares of Common Stock.

(8)
These stock options vest on the first day after the completion of a Trading Period based on the Company's Common Stock's satisfaction of certain Performance Criteria. As used herein, the term "Trading Period" means a period of twenty (20) consecutive days in which the Common Stock has satisfied the requisite Performance Criteria. As used herein, the term "Performance Criteria" means that the Company's Common Stock has traded on the NASDAQ Global Market at a price per share of $15.00 (with respect to 25% of the shares); $17.50 (with respect to 25% of the shares); $20.00 (with respect to 25% of the shares); and $22.50 (with respect to 25% of the shares).

(9)	Mr. Friend was appointed Executive Chairman of the Board of Directors, effective January 8, 2015.

(10)	Mr. Kumaresan’s employment with us terminated effective July 31, 2014.

2014 Options Exercised Table
The following table shows information regarding stock options that were exercised during the year ended December 31, 2014 by our named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mohamad Ali	—	—	—	—
David Friend (2)	30,687	27,263	9,375	104,719
Anthony Folger	50,000	259,000	4,688	51,772
Peter Lamson	—	—	2,344	25,885
Brad Meiseles	—	—	—	—
Danielle Sheer	—	—	4,063	48,220
Swami Kumaresan (3)	139,820	743,531	781	8,591

(1)
The aggregate dollar amount realized upon the exercise of the options represents the amount by which (x) the aggregate market price of the shares of our Common Stock on the date of exercise, exceeds (y) the aggregate exercise price of the applicable option.

(2)	Mr. Kumaresan’s employment with us terminated effective July 31, 2014.

Pension Benefits
We did not sponsor any defined benefit pension or other actuarial plan for our named executive officers during the year ended December 31, 2014.

Nonqualified Deferred Compensation
We did not maintain any nonqualified defined contribution or other deferred compensation plans or arrangements for our named executive officers during the year ended December 31, 2014.
Potential Payments Upon Termination or Change in Control

Employment Agreement with Mohamad Ali

On December 3, 2014, the Company entered into an employment agreement with Mr. Ali setting forth the terms of his employment as the Company’s President and Chief Executive Officer, including his eligibility to receive severance benefits. Under the employment agreement, Mr. Ali is entitled to continued payment of his base salary for twelve months and an additional payment in an amount equal to twelve times the Company’s contribution amount for the monthly health insurance premium during the month immediately prior to termination, in each case, subject to Mr. Ali’s execution and delivery of a full release in favor of the Company. In addition, the 450,000 RSUs granted to Mr. Ali pursuant to his employment agreement are subject to the following termination and change in control provisions:

•
The vesting and settlement schedule for the 50,000 RSUs scheduled to vest on December 31, 2015 (the “One-Year RSUs”) will fully accelerate upon the first to occur of a change of control or termination of Mr. Ali’s employment with the Company without Cause or upon his resignation for Good Reason (each as defined in Mr. Ali’s employment agreement).

•
The portion of the remaining 400,000 RSUs (the “Four-Year RSUs”) and the unvested shares subject to all outstanding annual equity grants, if any, that would have vested during the twelve month period following the date of termination or change of control, as applicable, will fully accelerate upon the first to occur of the change of control or termination of Mr. Ali’s employment with the Company without Cause or upon his resignation for Good Reason (each as defined in Mr. Ali’s employment agreement).

•
The balance of the Four-Year RSUs and the unvested shares subject to all outstanding equity grants, if any, will fully accelerate upon the occurrence of either (A) termination of Mr. Ali’s employment with the Company without Cause or upon his resignation for Good Reason within one year following or three months prior to, a change of control or (B) upon the first anniversary of the change of control, provided that Mr. Ali is employed by the Company or the acquirer in such change of control on such first anniversary date.

Employment Agreement with Mr. Friend
As discussed above, effective December 3, 2014, Mr. Friend transitioned from the role of President and Chief Executive Officer to Executive Chairman. Prior to this transition, Mr. Friend was subject to the terms of a separation agreement that we entered into with him in May 2011. Pursuant to the terms of his prior severance agreement, if Mr. Friend was terminated by the Company without cause at any time, if he terminated his employment with the Company for good reason or if upon a change in control he was not offered employment on substantially similar terms as those provided for in the severance agreement, he would have been entitled to continued payment of his base salary for twelve months and an additional payment in an amount equal to twelve times the Company’s contribution amount for the monthly health insurance premium for him during the month immediately prior to termination. Mr. Friend did not receive any severance or acceleration of benefits pursuant to his old severance agreement in connection with his change in position.
Effective January 8, 2015, the Company entered into a new employment agreement with Mr. Friend in connection with his role as Executive Chairman. Pursuant to the terms of Mr. Friend’s new employment agreement, upon a termination of employment without cause or for good reason, in each case prior to February 28, 2016, Mr. Friend is entitled to receive a severance payment in an amount equal to $595,000, paid ratably over the twelve-month period following the termination date, subject to Mr. Friend’s execution and delivery of a full release in favor of the Company.

Pursuant to the employment agreement, Mr. Friend was also granted an option to purchase 100,000 Shares with such option becoming exercisable quarterly over four years, subject to Mr. Friend’s continued employment through the applicable vesting dates. The vesting schedule for such option accelerates in full upon or following a change in control (as applicable) if (i) Mr. Friend is not offered employment or continued employment by the successor entity, (ii) prior to the first anniversary of such change in control, Mr. Friend is discharged by the successor entity other than for Cause or resigns from his employment with the successor entity as a result of a Constructive Termination or (iii) Mr. Friend is terminated as a director of the Company prior to June 1, 2017 or is requested by the successor entity to tender his resignation as a director of the Company as a condition to and simultaneous with the consummation of a change in control by the successor entity.
With respect to previously granted equity awards and subject to Mr. Friend’s continued employment as Executive Chairman, pursuant to the terms of Mr. Friend’s award agreements, upon a change in control, Mr. Friend is entitled to full vesting acceleration with respect to his unvested options and RSUs if he is not offered continued employment with the successor entity in connection with the change in control or if prior to the first anniversary of the change in control he is terminated by the Company without Cause or he is constructively terminated by the Company or resigns from his employment with the successor entity as a result of a Constructive Termination or is terminated as a director of the Company prior to June 1, 2017, or is requested by the successor entity to tender his resignation as a director of the Company as a condition to and simultaneous with the consummation of the change of control by the successor entity.
Offer Letter Agreement
The Company has entered into offer letter agreements with each of Messrs. Folger, Lamson, Meiseles and Ms. Sheer. Pursuant to these offer letter agreements the executive is entitled to receive severance benefits if his or her employment is terminated by us without cause at any time or if he or she is constructively terminated by us. In such an event, Messrs. Folger, Lamson, Meiseles and Ms. Sheer are entitled to continued payment of his or her base salary for six months, six months, three months and six months, respectively, and an additional payment in an amount equal to six, six, three, and six times the Company’s contribution amount for the monthly health insurance premium for him or her during the month immediately prior to termination.
In addition to the severance benefits detailed above, if prior to the first anniversary of a change in control Messrs. Folger, Lamson, Meiseles or Ms. Sheer are terminated by the Company without cause or constructively terminated, then (i) each of Messrs. Folger, Lamson and Meiseles are entitled to full vesting acceleration with respect to unvested options and RSUs and (ii) Ms. Sheer is entitled to continued payment of her base salary for three additional months, an additional payment in an amount equal to three times the Company’s contribution amount for the monthly health insurance premium, and full vesting acceleration with respect to her unvested options and RSUs.
Separation Agreement with Mr. Kumaresan
Effective July 31, 2014, Mr. Kumaresan’s employment with the Company terminated. Pursuant to the terms of his Separation Agreement with the Company dated April 11, 2014, Mr. Kumaresan received a lump sum cash severance payment of $133,900 equal to six months base salary and the Company continued to pay his monthly health premiums for six months following his termination. The value of continued health care coverage for Mr. Kumaresan was approximately $3,070.72. In addition, pursuant to the terms of the Company’s equity incentive plan, Mr. Kumaresan retained the right to exercise any vested options for 90 days following his termination date.

Potential Payments Upon Termination, Upon a Change in Control, and Upon Termination Following a Change in Control
The following table sets forth quantitative estimates of the payments and benefits that would have accrued to each of our named executive officers other than Mr. Kumaresan upon a termination of employment or a change in control of the Company as of December 31, 2014, as described above under “-Severance Provisions” and “-Offer Letter Agreements.”

Name	Involuntary Termination Without Cause or For Good Reason/Constructive Termination ($)	Involuntary Termination Without Cause or For Good Reason/Constructive Termination in Connection with a Change in Control ($)	Change in Control ($)
Mohamad Ali
Salary Continuation	375,000	375,000	—
Value of Accelerated Options(1)	—	—	—
Value of Accelerated RSUs(1)	2,140,500	6,421,500	2,140,500
Value of Continued Health Care Coverage Premiums	—	—	—
Total	2,515,500	6,796,500	2,140,500
David Friend
Salary Continuation	340,000	340,000	—
Value of Accelerated Options(1)	—	1,243,093	—
Value of Accelerated RSUs(1)	—	579,719	—
Value of Continued Health Care Coverage Premiums	5,102	5,102	—
Total	345,102	2,167,914	—
Anthony Folger
Salary Continuation	150,000	150,000	—
Value of Accelerated Options(1)	—	624,299	—
Value of Accelerated RSUs(1)	—	289,852	—
Value of Continued Health Care Coverage Premiums	3,407	3,407	—
Total	153,407	1,067,558	—
Peter Lamson
Salary Continuation	141,650	141,650	—
Value of Accelerated Options(1)	—	316,617	—
Value of Accelerated RSUs(1)	—	144,926	—
Value of Continued Health Care Coverage Premiums	1,786	1,786	—
Total	143,436	604,979	—
Brad Meiseles
Salary Continuation	65,000	65,000	—
Value of Accelerated Options(1)	—	—	—
Value of Accelerated RSUs(1)	—	574,039	—
Value of Continued Health Care Coverage Premiums	1,786	1,786	—
Total	66,786	640,825	—
Danielle Sheer
Salary Continuation	128,750	193,125	—
Value of Accelerated Options(1)	—	332,969	—
Value of Accelerated RSUs(1)	—	334,446	—
Value of Continued Health Care Coverage Premiums	3,447	5,171	—
Total	132,197	865,711	—

(1)
The amounts were calculated based on the aggregate amount by which the fair market value of our Common Stock subject to unvested equity awards exceeded the aggregate exercise price of the awards as of December 31, 2014, using $14.27 per share, the closing market price of our Common Stock as of December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners And Management
The following table sets forth, as of April 27, 2015, information regarding beneficial ownership of our Common Stock by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock;

•	each executive officer whose name appears in the Summary Compensation Table in this Proxy Statement;

•	each of our directors and director nominees; and

•	all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if such person possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within 60 days of April 27, 2015. Except as indicated in the footnotes below, we believe, based on the information furnished to us and SEC filings, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.
Shares of Common Stock subject to stock options currently exercisable or exercisable within 60 days of April 27, 2015, are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.
We have based our calculation of the percentage of beneficial ownership on 27,332,782 shares of Common Stock outstanding on April 27, 2015. Unless otherwise noted below, the address for each of the stockholders in the table below is c/o Carbonite, Inc., Two Avenue de Lafayette, Boston, Massachusetts, 02111.

	Shares of Common Stock Beneficially Owned (1)
Name of Beneficial Owner	Common Stock	Shares Subject to Options Exercisable Within 60 Days	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Entities affiliated with Menlo Ventures (2)	3,323,178	—	3,323,178	12.2%
j2 Global, Inc. (3)	2,539,920	—	2,539,920	9.3%
Entities affiliated with Crosslink Capital (4)	2,083,502	—	2,083,502	7.6%

Named Executive Officers and Directors:
Mohamad Ali	450,000	—	450,000	1.6%
David Friend (5)	1,766,035	587,556	2,353,601	8.6%
Timothy Clifford	4,500	15,500	20,000	*
Jeffry Flowers (6)	417,026	13,000	430,026	1.6%
Charles Kane	9,500	32,750	42,250	*
Todd Krasnow (8)	299,271	38,000	337,271	1.2%
Stephen Munford	14,500	13,417	27,917	*
Pravin Vazirani (2)	3,328,682	28,000	3,356,682	12.3%
Peter Gynes (7)	—	—	—	*
Anthony Folger	56,335	65,625	121,960	*
Swami Kumaresan (9)	—	—	—	*
Peter Lamson	29,669	223,126	252,795	*
Brad Meiseles	53,027	39,063	92,090	*
Danielle Sheer	48,135	112,502	160,637	*
Executive Officers and Directors as a Group (13 persons) (2)(5)(6)(7)(8)(9)	6,476,680	1,168,549	7,645,229	28%

*	Represents beneficial ownership of less than one percent (1%) of our outstanding Common Stock.

(1)	Shares shown in the table above include shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee, or trustee for the beneficial owner’s account.

(2)
Consists of 3,238,961 shares of Common Stock held by Menlo Ventures X, L.P. (“Menlo X”), 27,531 shares of Common Stock held by Menlo Entrepreneurs Fund X, L.P. (“MEF X”), and 56,686 shares of Common Stock held by MMEF X, L.P. (“MMEF X,” and together with Menlo X and MEF X, the “Menlo Funds”). MV Management X, L.L.C. (“MVM X,” and together with the Menlo Funds, the “Menlo Entities”) serves as the general partner of Menlo X, MEF X and MMEF X. MVM X owns no securities of the Company directly. Henry D. Montgomery, John W. Jarve, Douglas C. Carlisle, Sonja H. Perkins, Mark A. Siegel, Pravin A. Vazirani, and Shawn T. Carolan are managing members of MVM X and share voting and investment power over the shares held by Menlo X, MEF X, and MMEF X, and may be deemed to own beneficially the shares held by Menlo X, MEF X, and MMEF X. The address for the Menlo Funds is 3000 Sand Hill Road, B4-100, Menlo Park, CA 94025.

(3)
Based upon filings made with the SEC by j2. Nehemia Zucker, R. Scott Turicchi, Kathleen Griggs, Jeffrey D. Adelman, Steve Dunn, Richard S. Ressler, Douglas Y. Bech, Robert J. Cresci, W. Brian Kretzmer, Stephen Rodd, and Michael P. Schulhoff are executive officers and directors of j2 and may be deemed to have shared voting and investment power over the shares held by j2. The business address of j2 is 6922 Hollywood Boulevard, Suite 500, Los Angeles, California 90028.

(4)
Based upon filings made with the SEC by Crosslink Capital, Inc. (“Crosslink”) on behalf of itself and Michael J. Stark (“Stark”). Includes shares of Common Stock beneficially owned by Crosslink, shares of Common Stock beneficially owned by Crossover Fund VI Management, L.L.C. (“Crossover VI Management”), and shares of Common Stock beneficially owned by Stark. These securities are held directly by investment funds to which Crosslink is investment adviser for the benefit of the investors in those funds. These securities are indirectly beneficially owned by Crosslink in such capacity as investment adviser, by Crossover VI Management as the general partner of one or more of those funds, and by Stark as the control person of those entities. The address for Crosslink Capital is Two Embarcadero Center, Suite 2200, San Francisco, CA 94111.

(5)
Includes 308,506 shares of Common Stock held by the David Friend 2010 Qualified Annuity Trust I, 283,814 shares of Common Stock held by the David Friend Revocable Trust, 86,432 shares held by the Margaret F. A. Shepherd 2009 Qualified Annuity Trust II, 24,525 shares held by the Margaret F. A. Shepherd, and 27,006 shares owned by the Margaret Shepherd Revocable Trust. Does not include 37,500 shares of Common Stock issuable upon vesting and settlement of unvested RSUs.

(6)
Includes 26,316 shares of Common Stock held by the Jeffry Flowers 2010 Grantor Retained Annuity Trust, 26316 shares held by the Laurie Flowers 2010 Grantor Retained Annuity Trust, and 86,267 shares held by Laurie Flowers.

(7)	Mr. Gyenes was not a member of the Board as of April 27, 2015.

(8)
Includes 10,000 shares of Common Stock held by the Rachel L. Krasnow Trust, 10,000 shares of Common Stock held by the Charles S. Krasnow Trust, 10,000 shares of Common Stock held by the Eric J. Krasnow Trust, 25,000 shares of Common Stock held by the Todd and Deborah Krasnow Charitable Remainder Trust, 20,000 shares of Common Stock held by the Todd and Deborah Krasnow Charitable Trust, and 10,000 shares of Common Stock held by the Hobart Road Charitable Remainder Trust.

(9)	Mr. Kumaresan’s employment with us terminated effective July 31, 2014.

Equity Compensation Plan Information
The following table provides certain information as of December 31, 2014 with respect to all of our equity compensation plans in effect on that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders (1)(2)	3,080,439	10.63	79,965
Equity Compensation Plans Not Approved by Stockholders	-	-	-
Total	3,080,439	10.63	79,965

(1)	Includes the 2005 Stock Incentive Plan and the 2011 Equity Award Plan.

(2)
The 2011 Equity Award Plan contains an “evergreen” provision, pursuant to which the number of shares of Common Stock initially reserved for issuance or transfer pursuant to awards under the 2011 Equity Award Plan will be increased on the first day of each calendar year beginning in 2012 and ending in 2021, equal to the least of (A) 1,500,000 shares of Common Stock, (B) four percent (4%) of the shares of Common Stock outstanding (on an as-converted basis) on the last day of the immediately preceding calendar year, and (C) such smaller number of shares of Common Stock as determined by our Board.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships And Related Transactions

We describe below transactions (or proposed transactions) and series of similar transactions, during our last fiscal year to which we were a participant or will be a participant in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	any of our directors, executive officers, holders of more than 5% of our Common Stock, or any member of their respective immediate families, had or will have a direct or indirect material interest.

Investors’ Rights Agreement
We are party to an investors’ rights agreement which provides that certain holders of our Common Stock have the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing. We obtained a waiver of the provisions of this investors’ rights agreement in connection with the filing of our registration statement on Form S-3 in November 2013.
Other than as described above under this section “Certain Relationships and Related Transactions,” since the beginning of our last fiscal year, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s length dealings with unrelated third parties.
Policies and Procedures for Related Person Transactions
Our Board has adopted a written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions. This policy is administered by our Audit Committee and covers any transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships, in which (i) we were or are to be a participant, (ii) the amount involved exceeds $50,000 and (iii) a related person had or will have a direct or indirect material interest. While the policy covers related person transactions in which the amount involved exceeds $50,000, the policy states that related person transactions in which the amount involved exceeds $120,000 are required to be disclosed in applicable filings as required by the Securities Act of 1933, as amended (the “Securities Act”), Exchange Act, and related rules. Our Board set the $50,000 threshold for approval of related person transactions in the policy at an amount lower than that which is required to be disclosed under the Securities Act, Exchange Act, and related rules because we believe that a greater level of scrutiny is appropriate for our Audit Committee in reviewing transactions or potential transactions with related persons. Pursuant to this policy, our Audit Committee will (i) review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, and (ii) take into account the conflicts of interest and corporate opportunity provisions of our code of business conduct and ethics. Management will present to our Audit Committee each proposed related person transaction, including all relevant facts and circumstances relating thereto, and will update the Audit Committee as to any material changes to any related person transaction. All related person transactions may only be consummated if our Audit Committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy. Certain types of transactions have been exempted from this policy. These exempted transactions include: (i) certain compensation arrangements; (ii) transactions in the ordinary course of business where the related party’s interest arises only (a) from his or her position as a director of another entity that is party to the transaction, (b) from an equity interest of less than 5% in another entity that is party to the transaction, or (c) from a limited partnership interest of less than 5%, subject to certain limitations; and (iii) transactions in the ordinary course of business where the interest of the related party arises solely from the ownership of a class of equity securities in the Company where all holders of such class of equity securities will receive the same benefit on a pro rata basis. No director may participate in the approval of a related person transaction for which he or she is a related party.
Independence of Our Board of Directors
As required under the rules and regulations of The Nasdaq Stock Market, or Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. Our Board, in consultation with our counsel, has undertaken a review of its composition, the composition of its committees, and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, our Board has determined that Messrs. Clifford (who recently resigned from the Board but served as a member during the Company’s last fiscal year), Gyenes, Kane, Krasnow, Munford, and Vazirani, representing five of our eight current directors and six of the nine directors serving on the Board since the beginning of the last fiscal year, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. There are no family relationships among any of our directors, director nominees, or named executive officers. In making this determination, our Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances that our Board deemed relevant in determining each non-employee director’s independence, including the beneficial ownership of our capital stock by each non-employee director. Because it is not possible to anticipate or explicitly provide for all circumstances that might signal potential conflicts of interest or bear on the materiality of a director’s relationship with the Company, our Board, when making its “independence” determinations, prefers to broadly consider all relevant facts and circumstances, including, without limitation, applicable independence standards promulgated by Nasdaq.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services
The following table provides a summary of fees for professional services rendered by Ernst & Young LLP for the fiscal years ended December 31, 2014 and 2013. All services and fees described below were approved by our Audit Committee.

	Fiscal Year Ended December 31,
	2014	2013
Audit Fees	$ 832,034	$494,325
Audit-Related Fees	—	—
Tax Fees	—	30,000
All Other Fees	—	—

Total Fees	$ 832,034	$524,325

Audit Fees
Audit fees of Ernst & Young LLP during the 2014 and 2013 fiscal years include the aggregate fees incurred for the audits of our annual consolidated financial statements, the reviews of each of the quarterly consolidated financial statements, and other matters related to our SEC compliance and filings. For the 2014 and 2013 fiscal years, audit fees also include services rendered in connection with our registration statement on Form S-3.

Tax Fees
Tax fees for the 2013 fiscal year include the aggregate fees incurred for tax compliance and consulting.

Pre-Approval Policies and Procedures
The Audit Committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm. The Audit Committee approved all audit and tax services provided by Ernst & Young LLP for fiscal years 2014 and 2013 and the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the Audit Committee.

The Audit Committee also reviewed the tax services rendered by Ernst & Young LLP and concluded that they were compatible with maintaining Ernst & Young LLP’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents were previously filed as part of the Original Filing:

(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page 44 of Original Filing, which is incorporated into this Item by reference.

(a)(2) Financial Statement Schedules

All schedules are omitted because the required information was shown in the financial statements or the notes thereto in our Original Filing.

(a)(3) Exhibits

See Exhibit Index to this Amendment, which is incorporated into this Item by reference. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b) Exhibits

See Exhibit Index to this Amendment, which is incorporated into this Item by reference.

(c) Financial Statement Schedules

No schedules are submitted because they are not applicable, not required or because the information is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements contained in the Original Filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated: April 30, 2015	By:	/s/ Mohamad Ali
Mohamad Ali
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Share Purchase Agreement relating to all shares in MailStore Software GmbH, dates as of December 12, 2014.
3.1(2)	Amended and Restated Certificate of Incorporation of Carbonite, Inc.
3.2(3)	Amended and Restated By-Laws of Carbonite, Inc.
3.3(4)	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Carbonite, Inc.
4.1(5)	Form of Common Stock Certificate.
4.2(6)	Third Amended and Restated Investors’ Rights Agreement by and among Carbonite, Inc. and the persons and entities listed on Exhibit A attached thereto, dated as of December 24, 2009.
4.3(7)	Form of Indenture.
4.4(8)	Rights Agreement with American Stock Transfer & Trust Company, LLC, dated as of January 9, 2015.
10.1(3)#
Amended and Restated 2005 Stock Incentive Plan and Form of Incentive Stock Option Agreement, Nonqualified Stock Option Agreement, and Stock Restriction Agreement under the Amended and Restated 2005 Stock Incentive Plan.

10.2(3)#	2011 Equity Award Plan and Form of Incentive Stock Option Agreement, Nonqualified Stock Option Agreement, and Stock Restriction Agreement under the 2011 Equity Award Plan.
10.3(6)#	Form of Indemnification Agreement by and between Carbonite, Inc. and each of its directors and executive officers.
10.4(6)#	Severance Agreement with David Friend, dated as of May 3, 2011.
10.5*	Amended and Restated Office Lease by Trustees of Church Realty Trust to Carbonite, Inc., dated as of October 17, 2011.
10.6(9)	Commercial Lease with Lewiston Properties, LLC, dated as of May 13, 2011.
10.7(10)	Turn Key Datacenter Lease with GIP Wakefield, LLC, dated as of June 3, 2011.
10.8(11)	Turn Key Datacenter Lease with Digital Phoenix Van Buren, LLC, dated as of November 29, 2011.
10.9(12)	First Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of September 15, 2011.
10.10(13)	Second Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of March 31, 2012.
10.11(14)	Third Amendment to the Datacenter Lease with GIP Wakefield LLC, dated as of June 11, 2012.
10.12(15)#	Offer Letter with Anthony Folger, dated as of November 21, 2012.
10.13(16)†	Fourth Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of February 14, 2013.
10.14(17)†	Turnkey Datacenter Lease with Digital 2121 South Price, LLC, dated as of December 31, 2013.
10.15(18)†	Fifth Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of February 6, 2014.
10.16(19)#	Form of Restricted Stock Unit Agreement under the 2011 Equity Award Plan.
10.17(20)	Indenture of Lease by and Between Abbey Lafayette Operating LLC and Carbonite, Inc. dated as of May 5, 2014.
10.18(21)#	Form of Stock Restriction Agreement under the 2011 Equity Award Plan.
10.19(22)#	Amended and Restated Offer Letter with Danielle Sheer, dated as of August 1, 2014.
10.20(23)#	Promotion Letter Agreement with Cassandra Hudson, dated October 28, 2014.
10.21(24)†	Sixth Amendment to the Datacenter Lease with GIP Wakefield, dated as of September 30, 2014.

10.22(25)#	Employment Agreement with David Friend, dated January 8, 2015.
10.23(26)#	Executive Employment Agreement with Mohamad Ali, dated December 3, 2014, as amended January 8, 2015.
10.24*#	Amended and Restated Offer Letter with Peter Lamson, dated March 9, 2015.
21.1*	List of subsidiaries.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(6)	Filed as the same numbered exhibit to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 12, 2011, and incorporated herein by reference.
(7)	Filed as Exhibit 4.5 to Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 19, 2013, and incorporated herein by reference.
(8)	Filed as Exhibit 4.5 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference.
(9)	Filed as Exhibit 10.13 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 15, 2011, and incorporated herein by reference.
(10)	Filed as Exhibit 10.14 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 15, 2011, and incorporated herein by reference.
(11)	Filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2012, and incorporated herein by reference.

(12)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2012, and incorporated herein by reference.
(13)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2012, and incorporated herein by reference.
(14)	Filed as Exhibit 10.24 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2013, and incorporated herein by reference.
(15)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2013, and incorporated herein by reference.
(16)	Filed as Exhibit 10.19 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5 2014, and incorporated herein by reference.
(17)	Filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5 2014, and incorporated herein by reference.
(18)	Filed as Exhibit 10.25 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5 2014, and incorporated herein by reference.
(19)	Filed as Exhibit 10.28 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5 2014, and incorporated herein by reference.
(20)	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on May 6, 2014, and incorporated herein by reference.
(21)	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2014, and incorporated herein by reference.
(22)	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 5, 2014, and incorporated herein by reference.
(23)	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2014, and incorporated herein by reference.
(24)	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2014, and incorporated herein by reference.
(25)	Filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference.
(26)	Filed as Exhibit 99.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference.

*	Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2015.
#	Indicates a management contract or compensatory plan.
†	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.