Form 10-Q
period 2015-03-31
Carbonite Inc
filed 2015-05-06
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of April 30, 2015, there were 27,332,782 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Carbonite, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$59,039	$46,084
Marketable securities	5,499	15,031
Trade accounts receivable, less allowances for doubtful accounts of $136 and $156	3,141	2,412
Prepaid expenses and other current assets	6,318	5,224
Restricted cash	829	828
Total current assets	74,826	69,579
Property and equipment, net	24,582	25,944
Other assets	1,923	2,181
Acquired intangible assets, net	9,037	10,322
Goodwill	22,350	23,728
Total assets	$132,718	$131,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,468	$7,346
Accrued expenses	10,084	10,506
Current portion of deferred revenue	78,950	75,494
Total current liabilities	95,502	93,346
Deferred revenue, net of current portion	16,057	15,930
Other long-term liabilities	7,780	7,940
Total liabilities	119,339	117,216
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at March 31, 2015 and December 31, 2014; 27,332,282 and 27,207,723 shares issued at March 31, 2015 and December 31, 2014, respectively	273	272
Additional paid-in capital	156,644	152,920
Treasury stock, at cost (2,009 shares)	(22)	(22)
Accumulated other comprehensive income	2,042	696
Accumulated deficit	(145,558)	(139,328)
Total stockholders’ equity	13,379	14,538
Total liabilities and stockholders’ equity	$132,718	$131,754
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except share and per share amounts)
Revenue	$33,026	$29,137
Cost of revenue	10,014	9,260
Gross profit	23,012	19,877
Operating expenses:
Research and development	6,929	5,422
General and administrative	7,576	3,520
Sales and marketing	14,381	11,873
Restructuring charges	119	4
Total operating expenses	29,005	20,819
Loss from operations	(5,993)	(942)
Interest and other (expense) income, net	(33)	(30)
Loss before income taxes	(6,026)	(972)
Provision for income taxes	204	10
Net loss	$(6,230)	$(982)
Basic and diluted net loss per share	$(0.23)	$(0.04)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,239,201	26,583,158
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net loss	$(6,230)	$(982)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	7	(2)
Foreign currency translation adjustments	1,339	(24)
Total other comprehensive income (loss)	1,346	(26)
Total comprehensive loss	$(4,884)	$(1,008)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating activities
Net loss	$(6,230)	$(982)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,354	3,155
Gain on disposal of equipment	(33)	—
Accretion of discount on marketable securities	(9)	(5)
Stock-based compensation expense	2,468	1,257
(Reduction of) provision for reserves on accounts receivable	(20)	30
Other non-cash items, net	107	—
Changes in assets and liabilities:
Accounts receivable	(795)	(299)
Prepaid expenses and other current assets	(1,065)	(32)
Other assets	218	(2)
Accounts payable	1,172	(779)
Accrued expenses	(611)	1,677
Other long-term liabilities	184	(45)
Deferred revenue	3,831	3,349
Net cash provided by operating activities	2,571	7,324
Investing activities
Purchases of property and equipment	(3,289)	(3,145)
Proceeds from sale of property and equipment	33	—
Proceeds from maturities of marketable securities and derivatives	12,712	2,750
Purchases of marketable securities	—	(2,500)
Increase in restricted cash	(136)	—
Net cash provided by (used in) investing activities	9,320	(2,895)
Financing activities
Proceeds from exercise of stock options	1,276	490
Net cash provided by financing activities	1,276	490
Effect of currency exchange rate changes on cash	(212)	(19)
Net increase in cash and cash equivalents	12,955	4,900
Cash and cash equivalents, beginning of period	46,084	50,392
Cash and cash equivalents, end of period	$59,039	$55,292
Non-cash investing activities
Acquisition of property and equipment included in accounts payable and accrued expenses	(1,730)	384
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Nature of Business
Carbonite, Inc. (the “Company”) was incorporated in the State of Delaware on February 10, 2005 and is a provider of cloud and hybrid business continuity solutions. The Company’s solutions provide powerful features packaged in a cost-effective, simple and secure manner and are designed to address the specific needs of small and medium-sized businesses (SMBs) and individuals.
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q, and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on March 10, 2015, as amended on Form 10-K/A, as filed with the SEC on May 1, 2015.
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
Translation of Foreign Currencies
The functional currency of the Company’s foreign subsidiaries is generally the local currency in which they operate. The Company translates foreign subsidiaries' assets and liabilities at the exchange rates in effect at period-end and revenues and expenses at the average exchange rates in effect during the period. Gains and losses from foreign currency translation are recorded as a component of other comprehensive loss.
Foreign currency transaction gains and losses are included in "interest and other (expense) income, net" in our consolidated statements of operations, net of losses and gains from any related derivative financial instruments.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, marketable securities, derivatives, and accounts receivable. The Company maintains its cash and cash equivalents, marketable securities, and derivatives with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. Cash equivalents and marketable securities consist of investment grade debt securities or money market funds investing in such securities.

The Company sells its services primarily to small and medium-sized businesses and individuals. Payment for the majority of the Company’s sales occurs via credit card. The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. At March 31, 2015 and December 31, 2014, no customer represented 10% or more of the Company’s accounts receivable balance and no customer represented 10% or more of the Company’s revenue for the periods presented.
Revenue Recognition
The Company derives revenue from Software-as-a-Service ("SaaS") offerings, software license agreements and post-contract customer support ("PCS"). Generally, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable. Our revenue recognition policies for these revenue streams are discussed below.
Software-as-a-Service Arrangements
The Company derives the majority of its revenue from cloud and hybrid business continuity solutions subscription services. These services are standalone independent service solutions, which are generally contracted for a one- to three-year term. Subscription arrangements include access to use the Company’s services via the internet. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605-10, Overall Revenue Recognition. Subscription revenue is recognized ratably on a daily basis upon activation of service over the subscription period, when persuasive evidence of an arrangement with a customer exists, the subscription period has been activated, the price is fixed or determinable, and collection is reasonably assured. Deferred revenues represent payments received from customers for subscription services prior to recognizing the revenue related to those payments.
Software and Software-related Arrangements
The Company derives the remainder of its revenue from software arrangements, which often contain multiple revenue elements, such as software licenses and PCS. For multiple element software arrangements which qualify for separate element treatment, revenue is recognized for each element when each of the four basic criteria is met, which, excluding PCS, is typically upon delivery. Revenue for PCS agreements is recognized ratably over the term of the agreement, which is generally one year. Revenue is allocated to each element, excluding the software license, based on vendor-specific objective evidence ("VSOE"). VSOE is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. The Company does not have VSOE for our software licenses since they are seldom sold separately. Accordingly, revenue is allocated to the software license using the residual value method. Under the residual value method, revenue equal to VSOE of each undelivered element is initially deferred and any remaining arrangement fee is then allocated to the software license.
Cash Equivalents and Marketable Securities
The Company considers all highly liquid investments purchased with an original purchase maturity of 90 days or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation.
Marketable securities consist of time deposits and U.S. treasury securities with maturities of more than 90 days. Short-term investments in marketable securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses (excluding other-than-temporary impairments) reported as a separate component of accumulated other comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary are included in income based on the specific identification method. Fair value is determined based on quoted market prices. At March 31, 2015 and December 31, 2014, the Company’s marketable securities have remaining maturities within two years and have a total cost basis of $5.5 million and $15.0 million, respectively.
The Company reviews its investments for other-than-temporary impairment whenever evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time.
Business Combinations
In accordance with ASC 805, Business Combinations ("ASC Topic 805"), the Company recognizes tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.

The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, which reflect management’s best estimates of inputs and assumptions that a market participant would use. The Company’s identifiable intangible assets consist of developed technology, customer relationships, tradenames, and non-compete agreements. Developed technology consists of products that have reached technological feasibility, and tradenames represent both acquired company and product names. Customer relationships represent the underlying relationships and agreements with customers of the acquired company’s installed base. Non-compete agreements represent the protection against the loss of business and resultant cash flows from direct competition.
Goodwill and Acquired Intangible Assets
The Company records goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired. The Company’s estimates of fair value are based upon assumptions believed to be reasonable at that time but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results.
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
Internal-use Software and Website Development
The Company accounts for its software and website development costs in accordance with the guidance in ASC 350-40, Internal Use Software and ASC 350-50, Website Development Costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use, at which point the costs are amortized over the estimated useful life of the software. As of March 31, 2015 and December 31, 2014, approximately $1.0 million and $1.0 million of costs associated with internal-use software and website development costs, respectively, were capitalized on the Company's consolidated balance sheets. For the three-month period ended March 31, 2015, the Company recorded $0.1 million of amortization expense related to capitalized internal-use software and website development costs. There was no amortization expense of capitalized amounts recorded for the three-month period ended March 31, 2014.
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
Segment Information
Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment. The

Company does not disclose geographic information for revenue and long-lived assets, excluding deferred tax assets, goodwill and intangible assets. Revenue and long-lived assets, excluding deferred tax assets, goodwill and intangible assets, located outside the United States do not exceed 10% of total revenue and total assets.
Accounting for Stock-Based Compensation
The Company recognizes stock-based compensation as an expense in the financial statements based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods. The Company uses the straight-line amortization method for recognizing stock-based compensation expense. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model and the fair value of option awards with market based vesting provisions on the date of grant using a lattice model with a Monte-Carlo simulation. These models require the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield. The grant date fair value of restricted stock units granted is based on the fair value of the underlying common stock on the date of grant.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-9, Revenue from Contacts with Customers (“ASU 2014-9”), updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for the Company on January 1, 2017 and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial adoption. The Company is currently assessing the potential impact of the adoption of ASU 2014-9 on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The standard requires that the Company evaluates, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. The Company does not expect to early adopt ASU 2014-15, which will be effective for its fiscal year ending December 31, 2016. The Company does not believe the standard will have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The standard clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company does not expect to early adopt ASU 2015-05, which will be effective for its fiscal year ending December 31, 2016. The Company does not believe the standard will have a material impact on its consolidated financial statements.

3. Net Loss per Share
The Company calculates basic and diluted net loss per share of common stock by dividing the net loss by the weighted average number of unrestricted common shares outstanding for the period. The following potentially dilutive common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2015 and 2014 as they would be anti-dilutive due to the Company’s net losses (in thousands):

	As of March 31,
	2015	2014
Options to purchase common stock	3,465	3,479
Restricted stock units	1,200	126
Total	4,665	3,605

4. Fair Value of Financial Instruments

Derivative Instruments

Non-designated Foreign Currency Contracts

The Company uses foreign currency forward contracts as part of our strategy to manage exposure related to Euro denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. Accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as "interest and other (expense) income, net" in our consolidated statement of operations. Cash flows from the settlement of these non-designated foreign currency contracts are reported in cash flows from investing activities. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At March 31, 2015 and December 31, 2014, the Company had outstanding contracts with a total notional value of $27.5 million and $30.6 million, respectively.

The following table provides a quantitative summary of the fair value of derivative instruments not designated as hedging instruments as of March 31, 2015 and December 31, 2014 (in thousands):

		Fair Value
Description	Balance Sheet Classification	March 31, 2015	December 31, 2014
Non-Designated Hedging Instruments
Foreign currency contracts	Prepaid expenses and other current assets	$788	$558
Total derivative instruments		$788	$558
The following tables summarize the gains related derivative instruments not designated as hedging instruments for the three months ended March 31, 2015 and 2014 (in thousands):

		Three Months Ended March 31,
	Location in Statement of Operations	2015	2014
Foreign currency contracts	Interest and other (expense) income, net	$3,393	$—

Other Fair Value Measurements
The Company applies the guidance in ASC 820, Fair Value Measurements and Disclosures, (“ASC Topic 820”), which provides that fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$25,191	$—	$—	$25,191	$15,643	$—	$—	$15,643
Marketable securities—U.S. treasury securities and time deposits	—	5,499	—	5,499	—	15,031	—	15,031
Foreign currency exchange contracts	—	788	—	788	—	558	—	558
Total	$25,191	$6,287	$—	$31,478	$15,643	$15,589	$—	$31,232

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

5. Goodwill and Acquired Intangible Assets
As of March 31, 2015 and December 31, 2014, the carrying amount of goodwill was $22.4 million and $23.7 million, respectively. The following is a rollforward of our goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2014	$23,728
Goodwill acquired	—
Effect of foreign exchange rates	(1,378)
Balance as of March 31, 2015	$22,350
Goodwill is not amortized. The Company reviews goodwill for impairment at least annually in the fourth quarter, or on an interim basis if an event or circumstance occurs indicating the potential for impairment. To date, the Company has had no impairments of goodwill.
Purchased intangible assets consist of the following (in thousands):

		March 31, 2015			December 31, 2014
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	6.4	$7,702	$1,506	$6,196	$8,303	$1,200	$7,103
Customer relationships	7.2	2,975	802	2,173	3,153	695	2,458
Tradenames	7.1	722	134	588	763	108	655
Non-compete agreements	3.8	380	300	80	380	274	106
		$11,779	$2,742	$9,037	$12,599	$2,277	$10,322
The Company recorded amortization expense of $0.5 million and $0.2 million for the three-month periods ended March 31, 2015 and March 31, 2014, respectively. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of trade names and non-compete agreements is recorded within general and administrative expenses.

Future estimated amortization expense of acquired intangibles as of March 31, 2015 is as follows (in thousands):

Remainder of 2015	$1,379
2016	1,623
2017	1,498
2018	1,478
2019	1,435
Thereafter	1,624
$9,037
6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued media spend	$1,653	$1,827
Accrued compensation	3,144	2,288
Accrued restructuring	193	325
Accrued tax liabilities	2,067	2,394
Accrued consulting and professional fees	1,189	1,579
Accrued other expenses	1,838	2,093
Total accrued expenses	$10,084	$10,506
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
The Company’s 2011 Plan provides for the issuance of stock options, restricted stock, restricted stock units, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the 2011 Plan, the Company reserved 1,662,000 shares of common stock for issuance thereunder. On January 1st of each year, beginning January 1, 2012, the number of shares reserved under the 2011 Plan increased or will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s board of directors. As of March 31, 2015, 558,749 shares of common stock were available for future grant under the 2011 Plan.
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

Stock Options
The following summarizes stock option activity under stock incentive plans for the three months ended March 31, 2015:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (2)
Outstanding at December 31, 2014	3,080,439	$10.63		$11,456
Granted	334,000	14.59
Exercised	(116,982)	11.03
Cancelled	(82,842)	10.89
Outstanding at March 31, 2015	3,214,615	$11.02	7.92	$10,906
Exercisable as of March 31, 2015	1,520,264	$10.45	7.04	$5,922
Vested and expected to vest as of March 31, 2015 (1)	2,858,248	$10.91	7.78	$9,970

(1)
Represents the number of vested stock options as of March 31, 2015, plus the number of unvested stock options expected to vest as of March 31, 2015, based on the unvested stock options outstanding at March 31, 2015, adjusted for estimated forfeitures.

(2)
The aggregate intrinsic value is calculated as the positive difference, if any, between the exercise price of the underlying stock options and the fair market value of the Company’s common stock on March 31, 2015.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. This model requires the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield. The assumptions used to estimate the fair value of the stock options granted during the three months ended March 31, 2015 and 2014 using the Black-Scholes option-pricing model were as follows:

	Three Months Ended March 31,
	2015	2014
Weighted-average exercise price	$14.59	$10.78
Weighted-average grant-date fair value	$7.25	$5.55
Black-Scholes Assumptions
Risk-free interest rate	1.81%	2.10%
Expected dividend yield	—%	—%
Expected volatility	51%	53%
Expected term (in years)	6.1	5.8 to 6.1
Total stock-based compensation expense recognized for the stock options was $1.0 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.
Restricted Stock Units
The Company recognizes non-cash compensation expense over the vesting term of restricted stock units. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. During the three months ended March 31, 2015, the Company granted 377,099 restricted stock units. Upon vesting and settlement, each restricted stock unit entitles the holder to receive one share of common stock. Total stock-based compensation expense recognized for the restricted stock units was $0.8 million for the three months ended March 31, 2015. The Company recorded an immaterial amount of stock-based compensation expense for restricted stock units for the three months ended March 31, 2014.

The following table summarizes restricted stock unit activity for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2014	849,619	$12.73
Restricted stock units granted	377,099	14.89
Restricted stock units vested	(7,577)	10.29
Restricted stock units cancelled	(19,294)	11.07
Unvested restricted stock units as of March 31, 2015	1,199,847	$13.45
Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$167	$117
Research and development	325	260
General and administrative	1,733	652
Sales and marketing	243	228
Total stock-based compensation expense	$2,468	$1,257
8. Income Taxes
Our effective income tax rates were (3.4%) and (1.0%) for the three months ended March 31, 2015 and 2014, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2015, the effective income tax rate varied from the statutory income tax rate principally as a result of significant pre-tax book losses in the US and Switzerland that cannot be benefitted.
Our effective income tax rate in the three months ended March 31, 2015 differed from the three months ended March 31, 2014 primarily due to the acquisition of MailStore GmbH ("MailStore"), a profitable German entity, in December 2014. Our effective income tax rate for the three months ended March 31, 2015 does not reflect any U.S. federal tax credit for increasing research activities because the credit expired on December 31, 2014. A significant driver of our effective income tax rate is the MailStore management retention holdback, which represents a significant permanent book to tax difference.
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC Topic 740, Income Taxes ("ASC Topic 740"), management has determined that it is more-likely-than-not that the Company will not utilize the benefits of its federal, state, and foreign tax jurisdictions in which it operates that are in a full tax asset position for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at March 31, 2015 and December 31, 2014.
The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for each of the tax years ending December 31, 2011 through 2014, although carryforward attributes that were generated prior to tax year 2011 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress in the US. MailStore is currently under audit for the years ended 2011 through 2014. The statute of limitations for assessments by foreign taxing authorities is generally not open for years prior to 2010, although carryforward attributes that were generated prior to tax year 2010 may still be adjusted upon examinations.
9. Commitments and Contingencies
Operating Leases
The Company leases various facilities under leases that expire at varying dates through 2024. Certain of these leases contain renewal options and require the Company to pay operating costs, including property taxes, insurance, and maintenance.

The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters); Lewiston, Maine; Sunnyvale, California; Munich, Germany; and Viersen, Germany. The Company has lease agreements to rent data center space in Wakefield, Massachusetts; Phoenix, Arizona; and Chandler, Arizona. The Company also maintained a hosting service agreement with a third-party data center vendor in Somerville, Massachusetts, which ended on January 31, 2015. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases. At March 31, 2015 and December 31, 2014, $5.2 million and $4.8 million, respectively, was included in accrued expenses and other long-term liabilities related to the deferred rent.
In May 2014, the Company entered into a lease agreement for its new corporate headquarters in Boston, Massachusetts. The initial term of the lease expires on December 31, 2024, and the Company has the option to extend the original term of the lease for one successive five-year period. Upon execution of the lease agreement, the Company was required to post a security deposit of $0.8 million, which the Company maintains as a letter of credit. The Company’s landlord can draw against this letter of credit in the event of default by the Company. The facility was made available to the Company to begin its build-out on June 1, 2014, and as such, the Company began recording rent expense at that time. In accordance with the lease, the Company received a tenant improvement allowance. The rent expense is recorded net of the allowance over the term of the lease. The leasehold improvements associated with the initial build-out are being amortized over the initial term of the lease. Any additional leasehold improvements made during the course of occupancy will be amortized over the shorter of the useful life or remaining life of the lease.
Future non-cancellable minimum lease payments under all operating leases as of March 31, 2015, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases	Total
Remainder of 2015	$1,609	$2,170	$3,779
2016	2,068	856	2,924
2017	2,081	817	2,898
2018	2,181	275	2,456
2019	2,184	—	2,184
Thereafter	10,468	—	10,468
	$20,591	$4,118	$24,709
At March 31, 2015, the Company subleased certain office space to third parties, which sublease income will offset lease payments in the table above. Total sublease income under contractual terms is $1.9 million, with both the sublease and the underlying lease expiring in December 2016.
Other Non-cancellable Commitments
As of March 31, 2015, the Company had non-cancellable commitments to vendors primarily consisting of advertising, marketing and broadband services contracts, as follows (in thousands):

Years Ended December 31,	Commitments
Remainder of 2015	$4,272
2016	860
2017	693
2018	116
2019	35
$5,976
Litigation

On August 30, 2010, Oasis Research, LLC (“Oasis Research”) sued the Company and 17 other defendants in the United States Court for the Eastern District of Texas (the “Court”) alleging infringement of certain of Oasis Research’s patents. A trial was held in March 2013 and a jury verdict was returned against Oasis Research finding that all of the asserted patents were invalid based on a failure to list an inventor. On January 8, 2015, the Court granted Oasis Research’s motion for Judgment as a

Matter of Law under Rule 50(b) and Alternative Request for a New Trial under Rule 59(a), reversing the jury verdict. Consequently, all other issues remain in the case, including alleged infringement, invalidity, Oasis Research’s counterclaims under the Racketeer Influenced and Corrupt Organizations (“RICO”) Act, and the Company’s inequitable conduct counterclaims. The Court has currently scheduled a trial to start on September 14, 2015, although the parties are working to reschedule to a later mutually convenient date. A second trial on the RICO counterclaims has been scheduled to begin in January 2016. Based on its investigation to date, the Company believes that all asserted patents are not valid and/or the Company’s products and services do not infringe. The Company also believes that Oasis Research’s RICO allegations are baseless.
The Company is not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time. While the Company intends to defend itself and prosecute its counterclaims vigorously, any litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending these lawsuits or their resolution will not have a material adverse impact on its business, operations, financial condition, or cash flows. Although the results of litigation and claims cannot be predicted with certainty, the Company is not presently involved in any other legal proceeding in which the outcome, if determined adversely to the Company, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
10. Retirement Plan
The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status and age requirements. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. For each of the three months ended March 31, 2015 and 2014, the Company’s matching contributions to the plan were $0.2 million.
11. Restructuring

In the fourth quarter of 2014, the Company exited office space and relocated its corporate headquarters. The relocation was made to facilitate growth of the Company and the related increase in headcount. In association with the exit of the former office space, the Company recorded a charge at the cease-use date in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. In the fourth quarter of 2014, the Company began a restructuring program to close its Somerville, Massachusetts data center and transition the computer equipment and operations located at the facility to its other Massachusetts data center. Activities related to this effort were initiated in the fourth quarter of 2014 and were completed by the end of the first quarter 2015. During the first quarter of 2015, the Company recorded costs totaling $0.1 million related to these efforts.
As of March 31, 2015 and December 31, 2014, the Company had $0.3 million and $0.5 million accrued related to restructuring, respectively.
12. Subsequent Events
On May 6, 2015, the Company and certain of our subsidiaries entered into a credit agreement with Silicon Valley Bank (the "Credit Facility"), which provides revolving credit financing of up to $25.0 million, including a $5.0 million sub-limit for letters of credit. The Credit Facility may be increased by up to an additional $25.0 million if the existing or additional lenders are willing to make such increased commitments and subject to other terms and conditions. The Credit Facility shall be available to the Company on a revolving basis during the period commencing on May 6, 2015 through May 6, 2018 at an interest rate of the Wall Street Journal prime rate plus 75 basis points or LIBOR plus 175 basis points, at the option of the Company.
The Credit Facility is secured by substantially all of the Company’s assets and contains customary affirmative and negative covenants, including financial covenants specifying a minimum quick ratio and minimum consolidated free cash flow, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Credit Facility. As of May 6, 2015, the Company was in compliance with these covenants and no amounts have been drawn against the Credit Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed on March 10, 2015 with the SEC, as amended on Form 10-K/A, as filed with the SEC on May 1, 2015.
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
Overview
We are a provider of cloud and hybrid business continuity solutions. Our solutions provide powerful features packaged in a cost-effective, simple and secure manner and are designed to address the specific needs of small and medium-sized businesses, or SMBs, and individuals.
We derive the majority of our revenue from subscription fees and the remainder of our revenue from software arrangements. For our subscription sales, we generally charge customers the full subscription amount at the beginning of each subscription period. Our tiered business offerings provide a fixed amount of cloud storage for an unlimited number of connected devices and customers can purchase additional cloud storage at any time after the commencement of a subscription. For individuals, we offer three different annual cloud backup solutions, each including unlimited storage for one computer.
We invest in customer acquisition in the consumer space because the market for business continuity solutions is highly competitive. Our sales model is designed to sell large volumes of our solutions to SMBs globally both directly and through our sales network, including distributors, value-added resellers, volume resellers, and major retailers. Our inside sales force supplements our channel efforts by, for example, following up on leads generated by our marketing programs and actively working to fulfill sales through our channel relationships. We support our go-to-market network with a marketing approach that leverages our established brand in order to drive market awareness and demand generation among the broad population of SMBs and individuals.
As we grow our business, we continue to invest in additional storage and infrastructure. Our operating costs continue to grow as our customers store more data, principally as a result of our investment in customer acquisition and research and development. We expect to continue to devote substantial resources to global expansion, customer acquisition, improving our technologies, and expanding our business continuity solutions. In addition, we expect to invest heavily in our operations to support anticipated growth and public company reporting and compliance obligations. We defer revenue over our customers’ subscription periods but expense marketing costs as incurred. As a result of these factors, we expect to continue to incur GAAP operating losses on an annual basis for the foreseeable future.
Our Business Model
As the majority of our business is driven by subscription services, we evaluate the profitability of a customer relationship over its lifecycle because of the nature of our business model. We generally incur customer acquisition costs and capital equipment costs in advance of subscriptions while recognizing revenue ratably over the terms of the subscriptions. As a result, a customer relationship may not be profitable or result in positive cash flow at the beginning of the subscription period, even though it may be profitable or result in positive cash flow over the life of the customer relationship. While we offer monthly, annual and multi-year subscription plans, a significant majority of our customers are currently on annual subscription plans. The annual or multi-year commitments of our customers enhance management’s visibility of our revenue, and charging customers at the beginning of the subscription period provides working capital.
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

•
Free cash flow. We calculate free cash flow by subtracting the cash paid for the purchase of property and equipment and adding the payments related to corporate headquarter relocation, acquisition-related payments, tender offer-related payments, CEO transition payments and the cash portion of the lease exit charge from net cash provided by operating activities. Our management uses free cash flow to assess our business performance and evaluate the amount of cash generated by our business.

Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue but may result in material monthly and quarterly variances in one or more of the key business metrics described above.
Performance Highlights
The following table presents our performance highlights for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except percentage data)
Key metrics (1):
Bookings	$36,850	$32,486
Annual retention rate	83%	84%
Renewal rate	81%	80%
Free cash flow	$2,579	$4,243
(1) Refer to the Key Business Metrics section for the definition of these key metrics
Our bookings increased over the periods presented, and we continue to invest in customer acquisition in an effort to drive continued growth in bookings, with bookings for our small business solutions representing 36% of total bookings for the first quarter of 2015, up from 28% in the first quarter of 2014.
Our free cash flow has declined by $1.7 million for the three-month period ended March 31, 2015 compared to the corresponding period in 2014, primarily due to the timing of payments and the level of investments made in our business during the first quarter of 2015.

Key Components of our Consolidated Statements of Operations
Revenue
We derive our revenue principally from subscription fees related to our service solutions as well as the sale of software and post-contract customer support. We typically charge a customer’s credit card the full price of the subscription at the commencement of the subscription period and at each renewal date, unless the customer decides not to renew the subscription. We initially record a customer subscription fee as deferred revenue and then recognize it as revenue ratably, on a daily basis, over the life of the subscription period.

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
Gross margin
Our gross margins have expanded due to price increases for our consumer solutions, the introduction of higher priced solutions targeting both small and medium-sized businesses and consumers, a downward trend in the cost of storage equipment and services, and efficiencies of our customer support personnel in supporting our customers. We expect these trends to continue.
Operating expenses
Research and development. Research and development expenses consist primarily of wages and benefits for development personnel, consulting fees, rent, and depreciation. We have focused our research and development efforts on both improving ease of use and functionality of our existing solutions and developing new solutions. The majority of our research and development employees are located at our corporate headquarters in the U.S. We expect that research and development expenses will increase in absolute dollars on an annual basis as we continue to enhance and expand our services, but decrease as a percentage of revenue over the long term, as we expect to grow our revenue at a faster rate.
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
Sales and marketing. Sales and marketing expenses consist primarily of advertising costs, wages and benefits for sales and marketing personnel, creative expenses for advertising programs, credit card fees, commissions paid to third-party partners and affiliates, and the cost of providing free trials. The largest component of sales and marketing expense is advertising for customer acquisition, principally radio, online, television and print advertisements. Online search costs consist primarily of pay-per-click payments to search engine operators. Advertising costs are expensed as incurred. To date, marketing and advertising costs have been incurred principally in the U.S., but we may increase our marketing and advertising expenditures in other countries. We expect that we will continue to commit significant resources to our sales and marketing efforts to grow our business and awareness of our brand and solutions. We expect that sales and marketing expenses will continue to increase in absolute dollars on an annual basis, but decrease as a percentage of revenue over the long term, as we expect to grow our revenue at a faster rate.
Restructuring charges. Restructuring charges consist of costs associated with our data center optimization program. See Note 11-Restructuring to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

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

We consider the assumptions and estimates associated with revenue recognition, business combinations, goodwill and acquired intangible assets, income taxes and stock-based compensation to be our critical accounting policies and estimates. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed on March 10, 2015 with the SEC, as amended on Form 10-K/A, as filed with the SEC on May 1, 2015.

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

	Three Months Ended March 31,
	2015	2014
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%
Cost of revenue	30.3	31.8
Gross profit	69.7	68.2
Operating expenses:
Research and development	21.0	18.6
General and administrative	22.9	12.1
Sales and marketing	43.5	40.7
Restructuring charges	0.4	0.0
Total operating expenses	87.8	71.4
Loss from operations	(18.1)	(3.2)
Interest and other (expense) income, net	(0.1)	(0.1)
Loss before income taxes	(18.2)	(3.3)
Provision for income taxes	0.7	0.1
Net loss	(18.9)%	(3.4)%
Comparison of the Three Months Ended March 31, 2015 and 2014
Revenue

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands, except percentage data)
Revenue	$33,026	$29,137	$3,889	13.3%

Revenue increased for the three-month period ended March 31, 2015 as compared to the three-month period ended March 31, 2014, primarily due to increases in the average selling prices for our SMB and consumer solutions and due to revenue from our recently acquired MailStore product offering.

Cost of revenue, gross profit, and gross margin

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands, except percentage data)
Cost of revenue	$10,014	$9,260	$754	8.1%
Percent of revenue	30.3%	31.8%
Components of cost of revenue:
Personnel-related costs	$3,554	$2,801	$753	26.9%
Hosting and depreciation costs	5,095	5,470	(375)	(6.9)%
Software, amortization and other	1,365	989	376	38.0%
Total cost of revenue:	$10,014	$9,260	$754	8.1%
Gross profit	$23,012	$19,877	$3,135	15.8%
Gross margin	69.7%	68.2%
Our gross margin improvement for the three-month period ended March 31, 2015 as compared to the three-month period ended March 31, 2014 was driven by an increase in growth of higher margin SMB products and efficiencies realized in our data centers. The increase in absolute dollars of total costs is due primarily to an increase in personnel-related costs for our customer service organization and an increase in developed technology amortization related to the acquisition of MailStore, partially offset by a decrease in hosting and depreciation costs.
Operating expenses
Research and development

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands, except percentage data)
Research and development	$6,929	$5,422	$1,507	27.8%
Percent of revenue	21.0%	18.6%
Components of costs of research and development:
Personnel-related costs	$5,258	$4,203	$1,055	25.1%
Third-party outsourcing costs	829	656	173	26.4%
Hosting, consulting and other	842	563	279	49.6%
Total research and development:	$6,929	$5,422	$1,507	27.8%
Research and development expenses increased for the three-month period ended March 31, 2015 as compared to the three-month period ended March 31, 2014, primarily as a result of an increase in personnel-related costs associated with additional research and development headcount, an increase in third-party outsourcing costs, and an increase in consulting expenses to further develop and enhance our products.

General and administrative

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands, except percentage data)
General and administrative	$7,576	$3,520	$4,056	115.2%
Percent of revenue	22.9%	12.1%
Components of general and administrative:
Personnel-related costs	$4,284	$2,150	$2,134	99.3%
Professional fees	2,362	812	1,550	190.9%
Consulting, taxes and other	930	558	372	66.7%
Total general and administrative:	$7,576	$3,520	$4,056	115.2%
General and administrative expenses increased for the three-month period ended March 31, 2015 as compared to the three-month period ended March 31, 2014 as a result of increased personnel-related costs associated with additional headcount to support our overall growth and an increase in professional fees primarily related to tender offer-related expenses for the first quarter of 2015.
Sales and marketing

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands, except percentage data)
Sales and marketing	$14,381	$11,873	$2,508	21.1%
Percent of revenue	43.5%	40.7%
Components of sales and marketing:
Personnel-related costs	$5,036	$2,647	$2,389	90.3%
Advertising costs	4,018	5,420	(1,402)	(25.9)%
Costs of credit card transactions and offering free trials	1,768	1,504	264	17.6%
Agency fees, consulting and other	3,559	2,302	1,257	54.6%
Total sales and marketing:	$14,381	$11,873	$2,508	21.1%
Sales and marketing expenses increased for the three-month period ended March 31, 2015 as compared to the three month periods ended March 31, 2014, primarily due to increased personnel-related costs associated with increased headcount on our sales team and an increase of agency fees, consulting and other costs related to increased investments in our indirect channel organization both domestically and internationally, partially offset by decreased advertising-related costs due to a reduction in our traditional radio and television advertising spend.

Other Financial Data
In addition to our results discussed above determined under GAAP, we believe that bookings, annual retention rate, renewal rate, and free cash flow are useful to investors in evaluating our operating performance. Refer to the Performance Highlights section for the table presenting our performance highlights for the three months ended March 31, 2015 and 2014. Management considers these financial and operating metrics critical to understanding our business, reviewing our historical performance, measuring and identifying current and future trends, and for planning purposes. Securities analysts also frequently use bookings and free cash flow as supplemental measures to evaluate the overall performances of companies.

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenue	$33,026	$29,137
Add change in deferred revenue, net of foreign exchange	3,824	3,349
Bookings	$36,850	$32,486

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash provided by operating activities	$2,571	$7,324
Subtract capital expenditures	(3,289)	(3,145)
Add payments related to corporate headquarter relocation	1,309	64
Add acquisition-related payments	75	—
Add tender offer-related payments	1,262	—
Add CEO transition expenses	29	—
Add cash portion of lease exit charge	622	—
Free cash flow	$2,579	$4,243
Liquidity and Capital Resources
As of March 31, 2015, we had cash and cash equivalents and marketable securities of $64.5 million, which consisted of cash, money market funds, U.S. agency and treasury securities, and certificates of deposit.
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
On May 6, 2015, we entered into a credit agreement with Silicon Valley Bank (the "Credit Facility"), which provides revolving credit financing of up to $25.0 million, including a $5.0 million sub-limit for letters of credit. The Credit Facility may be increased by up to an additional $25.0 million if the existing or additional lenders are willing to make such increased commitments and subject to other terms and conditions. The Credit Facility shall be available to us on a revolving basis during the period commencing on May 6, 2015 through May 6, 2018 at an interest rate of the Wall Street Journal prime rate plus 75 basis points or LIBOR plus 175 basis points, at our option. The Credit Facility is secured by substantially all of our assets and contains customary affirmative and negative covenants, including financial covenants specifying a minimum quick ratio and minimum consolidated free cash flow, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Credit Facility. As of May 6, 2015, we were in compliance with these covenants and no amounts have been drawn against the Credit Facility.
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
Cash flows
The following table summarizes our net cash inflows (outflows) for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$2,571	$7,324
Net cash provided by (used in) investing activities	9,320	(2,895)
Net cash provided by financing activities	1,276	490
Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.
In the three months ended March 31, 2015, cash provided by operating activities was $2.6 million, which was primarily driven by a $3.8 million increase in deferred revenue associated with an increase in subscription sales and customer growth. Net cash inflows from operating activities for the three months ended March 31, 2015 included non-cash charges of $5.9 million, including $3.4 million of depreciation and amortization and $2.5 million of stock-based compensation expense and an increase in other assets and long-term liabilities of $0.4 million. These cash inflows were partially offset by our net loss of $6.2 million and a decrease in working capital of $1.3 million, due primarily to timing of payments and customer receipts.
In the three months ended March 31, 2014, cash provided by operating activities was $7.3 million, which was primarily driven by a $3.3 million increase in deferred revenue associated with an increase in subscription sales and customer growth. Net cash inflows from operating activities included non-cash charges of $4.4 million, including $3.2 million of depreciation and amortization and $1.3 million of stock-based compensation expense. These cash inflows were partially offset by our net loss of $1.0 million.
Investing activities
In the three months ended March 31, 2015, cash provided in investing activities was $9.3 million, consisting of proceeds from maturities of marketable securities and derivatives of $12.7 million, partially offset by capital expenditures of $3.3 million and an increase in restricted cash of $0.1 million.
In the three months ended March 31, 2014, cash used in investing activities was $2.9 million, consisting of capital expenditures of $3.1 million, partially offset by net proceeds from maturities of marketable securities of $0.2 million.
Financing activities
In the three months ended March 31, 2015 and March 31, 2014, cash provided by financing activities was $1.3 million and $0.5 million, respectively, consisting of net proceeds from the exercise of stock options.
Off-balance sheet arrangements
As of March 31, 2015, we did not have any off-balance sheet arrangements.

Contractual obligations
The following table summarizes our contractual obligations at March 31, 2015 (in thousands):

	Payment Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Office lease obligations	$20,591	$2,126	$4,177	$4,367	$9,921
Hosting facility lease obligations	4,118	2,427	1,621	70	—
Other purchase commitments	5,976	4,272	1,553	116	35
Total	$30,685	$8,825	$7,351	$4,553	$9,956

(1) The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.  There have been no material changes to our uncertain tax positions in the first quarter of 2015.

The commitments under our office lease obligations shown above consist primarily of lease payments for our Boston, Massachusetts corporate headquarters and our Lewiston, Maine customer support facility. In May 2014, we entered into a lease agreement for our new corporate headquarters in Boston, Massachusetts. The initial term of the lease expires on December 31, 2024, and we have an option to extend the original term of the lease for one successive five-year period. Upon execution of the lease agreement, we were required to post a security deposit of $0.8 million, which we maintain as a letter of credit. Our landlord can draw against this letter of credit in the event of default by us. The facility was made available to us to begin our build-out on June 1, 2014, and as such, we began recording rent expense at that time. In accordance with the lease, we received a tenant improvement allowance. The rent expense is recorded net of the allowance over the term of the lease. The leasehold improvements associated with the initial build-out are being amortized over the initial term of the lease. Any additional leasehold improvements made during the course of occupancy will be amortized over the shorter of the useful life or remaining life of the lease.
Our Lewiston, Maine support facility lease expires on June 1, 2016. We may terminate this lease at any time upon six months’ notice. The lease contains a renewal option for an additional two years, provided we serve written notice no more than twelve months or less than six months prior to the expiration of the initial lease term and requires us to pay a proportion of increases in operating expenses and real estate taxes after January 1, 2013.
We also lease a small amount of general office space in Sunnyvale, California and Munich, Germany under lease agreements that expire in March 2020 and June 2015, respectively. In connection with our acquisition of MailStore in December 2014, we acquired a small office in Viersen, Germany under a lease agreement that expires in August 2015.
The commitment under our hosting facility obligations shown above consists of data centers in Wakefield, Massachusetts; Chandler, Arizona; and Phoenix, Arizona.
Other purchase commitments shown above consist of contractual commitments to various vendors primarily for advertising, marketing, and broadband services.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 10, 2015, as amended on Form 10-K/A, as filed with the SEC on May 1, 2015. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

On August 30, 2010, Oasis Research, LLC (“Oasis Research”) sued us and 17 other defendants in the United States Court for the Eastern District of Texas (the “Court”) alleging infringement of certain of Oasis Research’s patents. A trial was held in March 2013 and a jury verdict was returned against Oasis Research finding that all of the asserted patents were invalid based on a failure to list an inventor. On January 8, 2015, the Court granted Oasis Research’s motion for Judgment as a Matter of Law under Rule 50(b) and Alternative Request for a New Trial under Rule 59(a), reversing the jury verdict. Consequently, all other issues remain in the case, including alleged infringement, invalidity, Oasis Research’s counterclaims under the Racketeer Influenced and Corrupt Organizations (“RICO”) Act, and our inequitable conduct counterclaims. The Court has currently scheduled a trial to start on September 14, 2015, although the parties are working to reschedule to a later mutually convenient date. A second trial on the RICO counterclaims has been scheduled to begin in January 2016. Based on its investigation to date, we believe that all asserted patents are not valid and/or our products and services do not infringe. We also believe that Oasis Research’s RICO allegations are baseless.

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

The Company's operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, liquidity and results of operations. There have been no material changes to the risks and uncertainties previously presented in the section entitled "Item 1A. Risk Factors", disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits
3.1(1)	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Carbonite, Inc.
4.1(2)	Rights Agreement with American Stock Transfer & Trust Company, LLC, dated as of January 9, 2015.
10.1(3)#	Employment Agreement with David Friend, dated January 8, 2015.
10.2(4)#	Executive Employment Agreement with Mohamad Ali, dated December 3, 2014, as amended January 8, 2015.
10.3(5)#	Amended and Restated Offer Letter with Peter Lamson, dated March 9, 2015.
10.4	Offer Letter with Nancy McIntyre, dated as of February 27, 2015.
10.5	Credit Agreement with Silicon Valley Bank, dated as of May 6, 2015.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference.

(2)	Filed as Exhibit 4.5 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference.

(3)	Filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference.

(4)	Filed as Exhibit 99.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference.

(5)	Filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2015, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated: May 6, 2015	By:	/s/ Mohamad Ali
Mohamad Ali
Chief Executive Officer

Dated: May 6, 2015	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer