Form 10-Q
period 2015-06-30
Carbonite Inc
filed 2015-08-05
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of July 31, 2015, there were 27,448,353 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Carbonite, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$60,929	$46,084
Marketable securities	3,990	15,031
Trade accounts receivable, less allowances for doubtful accounts of $187 and $156	3,396	2,412
Prepaid expenses and other current assets	4,217	5,224
Restricted cash	221	828
Total current assets	72,753	69,579
Property and equipment, net	25,101	25,944
Other assets	1,677	2,181
Acquired intangible assets, net	8,795	10,322
Goodwill	22,759	23,728
Total assets	$131,085	$131,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,963	$7,346
Accrued expenses	10,771	10,506
Current portion of deferred revenue	79,827	75,494
Total current liabilities	98,561	93,346
Deferred revenue, net of current portion	16,988	15,930
Other long-term liabilities	7,637	7,940
Total liabilities	123,186	117,216
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at June 30, 2015 and December 31, 2014; 27,436,121 and 27,207,723 shares issued at June 30, 2015 and December 31, 2014, respectively	274	272
Additional paid-in capital	159,399	152,920
Treasury stock, at cost (276,709 and 2,009 shares as of June 30, 2015 and December 31, 2014, respectively)	(3,012)	(22)
Accumulated other comprehensive income	1,616	696
Accumulated deficit	(150,378)	(139,328)
Total stockholders’ equity	7,899	14,538
Total liabilities and stockholders’ equity	$131,085	$131,754
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Revenue	$33,972	$30,295	$66,998	$59,433
Cost of revenue	9,800	9,721	19,814	18,982
Gross profit	24,172	20,574	47,184	40,451
Operating expenses:
Research and development	7,448	6,153	14,377	11,575
General and administrative	7,624	3,831	15,200	7,351
Sales and marketing	13,570	13,132	27,951	25,005
Restructuring charges	6	5	125	8
Total operating expenses	28,648	23,121	57,653	43,939
Loss from operations	(4,476)	(2,547)	(10,469)	(3,488)
Interest and other income (expense), net	59	21	26	(10)
Loss before income taxes	(4,417)	(2,526)	(10,443)	(3,498)
Provision for income taxes	403	10	607	20
Net loss	$(4,820)	$(2,536)	$(11,050)	$(3,518)
Basic and diluted net loss per share	$(0.18)	$(0.09)	$(0.41)	$(0.13)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,217,528	26,768,786	27,226,067	26,676,485
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(4,820)	$(2,536)	$(11,050)	$(3,518)
Other comprehensive (loss) income:
Net unrealized gain (loss) on marketable securities	1	(6)	8	(8)
Foreign currency translation adjustments	(427)	20	912	(5)
Total other comprehensive (loss) income	(426)	14	920	(13)
Total comprehensive loss	$(5,246)	$(2,522)	$(10,130)	$(3,531)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Operating activities
Net loss	$(11,050)	$(3,518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,838	6,296
Gain on disposal of equipment	(33)	—
Accretion of discount on marketable securities	(9)	(12)
Stock-based compensation expense	4,873	2,854
Provision for reserves on accounts receivable	31	53
Other non-cash items, net	58	—
Changes in assets and liabilities:
Accounts receivable	(1,076)	(425)
Prepaid expenses and other current assets	338	(507)
Other assets	530	113
Accounts payable	418	759
Accrued expenses	124	481
Other long-term liabilities	(60)	835
Deferred revenue	5,565	3,671
Net cash provided by operating activities	6,547	10,600
Investing activities
Purchases of property and equipment	(4,906)	(5,040)
Proceeds from sale of property and equipment	33	—
Proceeds from maturities of marketable securities and derivatives	14,442	6,000
Purchases of marketable securities and derivatives	(436)	(6,000)
Increase in restricted cash	693	—
Net cash provided by (used in) investing activities	9,826	(5,040)
Financing activities
Proceeds from exercise of stock options	1,622	1,408
Repurchase of common stock	(2,990)	—
Net cash (used in) provided by financing activities	(1,368)	1,408
Effect of currency exchange rate changes on cash	(160)	(4)
Net increase in cash and cash equivalents	14,845	6,964
Cash and cash equivalents, beginning of period	46,084	50,392
Cash and cash equivalents, end of period	$60,929	$57,356
Supplemental disclosure of cash flow information
Cash paid for income taxes	405	—
Non-cash investing activities
Acquisition of property and equipment included in accounts payable and accrued expenses	192	(684)
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
Foreign currency transaction gains and losses are included in "interest and other income (expense), net" in our consolidated statements of operations, net of losses and gains from any related derivative financial instruments.
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

The Company sells its services primarily to small and medium-sized businesses and individuals. Payment for the majority of the Company’s sales occurs via credit card. The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. At June 30, 2015 and December 31, 2014, no customer represented 10% or more of the Company’s accounts receivable balance and no customer represented 10% or more of the Company’s revenue for the periods presented.
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
Marketable securities consist of time deposits and U.S. treasury securities with initial maturities of more than 90 days. Short-term investments in marketable securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses (excluding other-than-temporary impairments) reported as a separate component of accumulated other comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary are included in income based on the specific identification method. Fair value is determined based on quoted market prices. At June 30, 2015 and December 31, 2014, the Company’s marketable securities have remaining maturities within two years and have a total cost basis of $4.0 million and $15.0 million, respectively.
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
Internal-use Software and Website Development
The Company accounts for its software and website development costs in accordance with the guidance in ASC 350-40, Internal Use Software and ASC 350-50, Website Development Costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use, at which point the costs are amortized over the estimated useful life of the software. As of June 30, 2015 and December 31, 2014, approximately $1.1 million and $1.0 million of costs associated with internal-use software and website development costs, respectively, were capitalized on the Company's consolidated balance sheets. For the three-month period ended June 30, 2015, the Company recorded $0.1 million of amortization expense related to capitalized internal-use software and website development costs. There was no amortization expense of capitalized amounts recorded for the three-month period ended June 30, 2014.
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
Accounting for Stock-Based Compensation
The Company recognizes stock-based compensation as an expense in the financial statements based on the estimated fair value for stock-based awards granted over the requisite service periods for the individual awards, which generally equals the vesting periods. The Company uses the straight-line amortization method for recognizing stock-based compensation expense. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model and the fair value of equity awards with market based vesting provisions on the date of grant using a lattice model with a Monte-Carlo simulation. These models require the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield. The grant date fair value of restricted stock units granted is based on the fair value of the underlying common stock on the date of grant.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-9, Revenue from Contacts with Customers (“ASU 2014-9”), updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for the Company on January 1, 2018, with early adoption permitted, but not earlier than January 1, 2017. The guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial adoption. The Company is currently assessing the potential impact of the adoption of ASU 2014-9 on its consolidated financial statements.
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

3. Net Loss per Share
The Company calculates basic and diluted net loss per share of common stock by dividing the net loss by the weighted average number of unrestricted common shares outstanding for the period. The following potentially dilutive common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2015 and 2014 as they would be anti-dilutive due to the Company’s net losses (in thousands):

	As of June 30,
	2015	2014
Options to purchase common stock (1)	3,436	3,384
Restricted stock units (2)	1,299	437
Total	4,735	3,821

(1)	Includes 250,000 options with market based vesting conditions granted to the Company's chief executive officer in December 2014.

(2)	Includes 100,000 equity awards with market based vesting conditions granted to the Company's chief financial officer in June 2015.

4. Fair Value of Financial Instruments

Derivative Instruments

Non-designated Foreign Currency Contracts

The Company uses foreign currency forward contracts as part of our strategy to manage exposure related to Euro denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. Accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as "interest and other income (expense), net" in our consolidated statement of operations. Cash flows from the settlement of these non-designated foreign currency contracts are reported in cash flows from investing activities. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At June 30, 2015 and December 31, 2014, the Company had outstanding contracts with a total notional value of $28.4 million and $30.6 million, respectively.

The following table provides a quantitative summary of the fair value of derivative instruments not designated as hedging instruments as of June 30, 2015 and December 31, 2014 (in thousands):

		Fair Value
Description	Balance Sheet Classification	June 30, 2015	December 31, 2014
Non-Designated Hedging Instruments
Foreign currency contracts	Prepaid expenses and other current assets	$2	$558
Total derivative instruments		$2	$558
The following table summarizes the (losses) gains related to derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2015 and 2014 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location in Statement of Operations	2015	2014	2015	2014
Foreign currency contracts	Interest and other income (expense), net	$(991)	$—	$2,402	$—

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$26,707	$—	$—	$26,707	$15,643	$—	$—	$15,643
Marketable securities—U.S. treasury securities and time deposits	—	3,990	—	3,990	—	15,031	—	15,031
Foreign currency exchange contracts	—	2	—	2	—	558	—	558
Total	$26,707	$3,992	$—	$30,699	$15,643	$15,589	$—	$31,232

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

5. Goodwill and Acquired Intangible Assets
As of June 30, 2015 and December 31, 2014, the carrying amount of goodwill was $22.8 million and $23.7 million, respectively. The following is a rollforward of our goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2014	$23,728
Effect of foreign exchange rates	(969)
Balance as of June 30, 2015	$22,759
Goodwill is not amortized. The Company reviews goodwill for impairment at least annually in the fourth quarter, or on an interim basis if an event or circumstance occurs indicating the potential for impairment. To date, the Company has had no impairments of goodwill.
Purchased intangible assets consist of the following (in thousands):

		June 30, 2015			December 31, 2014
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	6.4	$7,880	$1,827	$6,053	$8,303	$1,200	$7,103
Customer relationships	7.2	3,028	912	2,116	3,153	695	2,458
Tradenames	7.1	734	161	573	763	108	655
Non-compete agreements	3.8	380	327	53	380	274	106
		$12,022	$3,227	$8,795	$12,599	$2,277	$10,322
The Company recorded amortization expense of $0.5 million and $0.2 million for the three-month periods ended June 30, 2015 and June 30, 2014, respectively, and $1.0 million and $0.5 million for the six-month periods ended June 30, 2015 and June 30, 2014, respectively. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of trade names and non-compete agreements is recorded within general and administrative expenses.

Future estimated amortization expense of acquired intangibles as of June 30, 2015 is as follows (in thousands):

Remainder of 2015	$932
2016	1,661
2017	1,536
2018	1,516
2019	1,473
Thereafter	1,677
$8,795
6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued media spend	$1,346	$1,827
Accrued compensation	3,315	2,288
Accrued restructuring	167	325
Accrued tax liabilities	2,381	2,394
Accrued consulting and professional fees	1,640	1,579
Accrued other expenses	1,922	2,093
Total accrued expenses	$10,771	$10,506
7. Stockholders' Equity
Share Repurchase Program
On May 11, 2015, the Company's Board of Directors authorized a $20.0 million share repurchase program, effective from May 15, 2015 through May 15, 2018. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. The timing and amount of any share repurchases are determined by the Company's management based on an evaluation of market conditions, the trading price of the stock, and other factors.
For the three and six months ended June 30, 2015, the Company repurchased 274,700 shares of its common stock at an average price of $10.88 per share for a total cost of approximately $3.0 million. At June 30, 2015, approximately $17.0 million remained available under the Company's share repurchase program.
8. Stock-based Awards
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
The Company’s 2011 Plan provides for the issuance of stock options, restricted stock, restricted stock units, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the 2011 Plan, the Company reserved 1,662,000 shares of common stock for issuance thereunder. On January 1st of each year, beginning January 1, 2012, the number of shares reserved under the 2011 Plan increased or will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s Board of Directors. As of June 30, 2015, 336,607 shares of common stock were available for future grant under the 2011 Plan.

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
Stock Options
The following summarizes stock option activity under stock incentive plans for the six months ended June 30, 2015:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (2)
Outstanding at December 31, 2014	3,080,439	$10.63		$11,456
Granted	499,000	13.47
Exercised	(156,490)	10.46
Forfeited	(236,731)	12.44
Outstanding at June 30, 2015	3,186,218	$10.94	7.58	$4,691
Exercisable as of June 30, 2015	1,664,572	$10.54	6.61	$2,929
Vested and expected to vest as of June 30, 2015 (1)	2,867,329	$10.85	7.43	$4,389

(1)
Represents the number of vested stock options as of June 30, 2015, plus the number of unvested stock options expected to vest as of June 30, 2015, based on the unvested stock options outstanding at June 30, 2015, adjusted for estimated forfeitures.

(2)
The aggregate intrinsic value is calculated as the positive difference, if any, between the exercise price of the underlying stock options and the fair market value of the Company’s common stock on June 30, 2015.

The Company generally estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. This model requires the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield. The assumptions used to estimate the fair value of the stock options granted during the six months ended June 30, 2015 and 2014 using the Black-Scholes option-pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average exercise price	$11.19	$9.69	$13.47	$10.43
Weighted-average grant-date fair value	$5.32	$4.92	$6.61	$5.35
Black-Scholes Assumptions
Risk-free interest rate	1.54%	2.02%	1.72%	2.07%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	49%	52%	50%	52%
Expected term (in years)	5.5 to 6.1	5.8 to 6.1	5.5 to 6.1	5.8 to 6.1
Total stock-based compensation expense recognized for the stock options was $1.0 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively, and $2.0 million and $2.7 million for the six months ended June 30, 2015 and 2014, respectively.
Restricted Stock Units
The Company recognizes non-cash compensation expense over the vesting term of restricted stock units. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. During the six months ended June 30, 2015, the Company granted 536,211 restricted stock units. Upon vesting and settlement, each restricted stock unit entitles the holder to receive one share of common stock. Total stock-based compensation expense recognized for the restricted stock units was $0.9 million and $0.1 million for the three months ended

June 30, 2015 and 2014, respectively, and $1.7 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively.
The following table summarizes restricted stock unit activity for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2014	849,619	$12.73
Restricted stock units granted	536,211	13.82
Restricted stock units vested	(79,275)	10.87
Restricted stock units forfeited	(107,750)	12.17
Unvested restricted stock units as of June 30, 2015	1,198,805	$13.39
Equity Awards with Market Based Vesting Conditions

In connection with the hiring of a new president and chief executive officer in the fourth quarter of 2014, the Company granted 250,000 options with market based vesting conditions at an exercise price equal to the fair market value per share of the common stock on the date of grant, $14.44. The vesting of these options is based on achieving target market prices of the common stock for a requisite Trading Period as described herein. There are four targets to be achieved, $15.00, $17.50, $20.00, and $22.50, with 62,500, or 25%, of the total options vesting at each target. The options shall vest on the first day after the completion of a period of twenty consecutive days in which the common stock has reached a target price, based upon the closing price (the "Trading Period").

In June 2015, the Company granted the chief financial officer 100,000 restricted stock units with market based vesting conditions. The 100,000 restricted stock units begin to accrue in 25% increments on each one-year anniversary of the date of grant, but do not become vested units, until the market based conditions are met (subject further to time based vesting conditions and continued employment). The vesting of any then accrued restricted stock units is based on achieving target market prices of the common stock for a requisite Trading Period. There are two targets to be achieved, $14.00 and $18.00 per share, with 50,000, or 50%, of the total award vesting at each target. The then accrued restricted stock units shall vest on the first day after the completion of a Trading Period, and any vesting thereafter will be contingent only on time based vesting and continued employment with the Company.
The Company estimates the fair value of equity awards with market based vesting conditions on the date of grant using a lattice model with a Monte-Carlo simulation. The model requires the use of subjective estimates and assumptions, including grant price, expected volatility, risk-free interest rate and dividend yield. The assumptions used to estimate the fair value of the equity awards with market based vesting conditions were as follows:

Three Months Ended June 30,
2015
Weighted-average grant-date fair value	$11.32
Lattice Model Assumptions
Risk-free interest rate	2.38%
Expected dividend yield	—%
Expected volatility	49%
The Company recognizes the stock-based compensation expense on equity awards with market based vesting conditions in our consolidated statements of operations on a straight-line basis over the requisite service period. Total stock-based compensation expense recognized for the equity awards with market based vesting conditions was $0.4 million and $1.0 million for the three and six month periods ended June 30, 2015.

Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$162	$126	$329	$243
Research and development	313	504	638	764
General and administrative	1,596	707	3,329	1,359
Sales and marketing	334	260	577	488
Total stock-based compensation expense	$2,405	$1,597	$4,873	$2,854
9. Income Taxes
Our effective income tax rates were (9.1%) and (5.8%) for the three and six months ended June 30, 2015, respectively. Our effective income tax rates were (0.4%) and (0.6%) for the three and six months ended June 30, 2014, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and six months ended June 30, 2015, the effective income tax rate varied from the statutory income tax rate principally as a result of significant pre-tax book losses in the US and Switzerland that cannot be benefitted.
Our effective income tax rate in the three and six months ended June 30, 2015 differed from the three and six months ended June 30, 2014 primarily due to an increase in foreign earnings and non-deductible compensation as a result of the Company's recent acquisition of the German entity Mailstore Software GmbH ("MailStore").
The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for each of the tax years ending December 31, 2011 through 2014, although carryforward attributes that were generated prior to tax year 2011 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress in the US. One of our German subsidiaries is currently under audit for the years ended 2011 through 2014. The statute of limitations for assessments by foreign taxing authorities is generally not open for years prior to 2010, although carryforward attributes that were generated prior to tax year 2010 may still be adjusted upon examinations.
10. Commitments and Contingencies
Operating Leases
The Company leases various facilities under leases that expire at varying dates through 2024. Certain of these leases contain renewal options and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters); Lewiston, Maine; Sunnyvale, California; Munich, Germany; and Viersen, Germany. The Company has lease agreements to rent data center space in Wakefield, Massachusetts; Phoenix, Arizona; and Chandler, Arizona. The Company also maintained a hosting service agreement with a third-party data center vendor in Somerville, Massachusetts, which ended on January 31, 2015. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases. At June 30, 2015 and December 31, 2014, $5.1 million and $4.8 million, respectively, was included in accrued expenses and other long-term liabilities related to the deferred rent.
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
Future non-cancellable minimum lease payments under all operating leases as of June 30, 2015, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases	Total
Remainder of 2015	$1,156	$1,345	$2,501
2016	2,068	793	2,861
2017	2,081	817	2,898
2018	2,181	275	2,456
2019	2,184	—	2,184
Thereafter	10,468	—	10,468
	$20,138	$3,230	$23,368
At June 30, 2015, the Company subleased certain office space to third parties, which sublease income will offset lease payments in the table above. Total sublease income under contractual terms is $1.6 million, with both the sublease and the underlying lease expiring in December 2016.
Other Non-cancellable Commitments
As of June 30, 2015, the Company had non-cancellable commitments to vendors primarily consisting of advertising, marketing and broadband services contracts, as follows (in thousands):

Years Ended December 31,	Commitments
Remainder of 2015	$3,306
2016	1,434
2017	693
2018	116
2019	35
$5,584
Litigation

On August 30, 2010, Oasis Research, LLC (“Oasis Research”) sued the Company and 17 other defendants in the United States Court for the Eastern District of Texas (the “Court”) alleging infringement of certain of Oasis Research’s patents. A trial was held in March 2013 and a jury verdict was returned against Oasis Research finding that all of the asserted patents were invalid based on a failure to list an inventor. On January 8, 2015, the Court granted Oasis Research’s motion for Judgment as a Matter of Law under Rule 50(b) and Alternative Request for a New Trial under Rule 59(a). Consequently, all other issues remain in the case, including alleged infringement, invalidity, and Oasis Research’s claims under the Racketeer Influenced and Corrupt Organizations (“RICO”) Act. The Court has currently scheduled a trial on the RICO claims to begin on October 26, 2015 and a trial on alleged infringement and invalidity to begin on November 12, 2015. Based on its investigation to date, the Company believes that all asserted patents are not valid and/or the Company’s products and services do not infringe. The Company also believes it has not violated the RICO statute, and will defend itself vigorously against any claims that it did.
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

11. Retirement Plan
The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status and age requirements. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. For each of the three months ended June 30, 2015 and 2014, the Company’s matching contributions to the plan were $0.3 million and $0.2 million, respectively. For each of the six months ended June 30, 2015 and 2014, the Company's matching contributions to the plan were $0.6 million and $0.4 million, respectively.
12. Restructuring

In the fourth quarter of 2014, the Company exited office space and relocated its corporate headquarters. The relocation was made to facilitate growth of the Company and the related increase in headcount. In association with the exit of the former office space, the Company recorded a charge at the cease-use date in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. In the fourth quarter of 2014, the Company began a restructuring program to close its Somerville, Massachusetts data center and transition the computer equipment and operations located at the facility to its other Massachusetts data center. Activities related to this effort were initiated in the fourth quarter of 2014 and were completed by the end of the first quarter 2015. The Company recorded no restructuring charges for the three-month period ended June 30, 2015, and $0.1 million for the six-month period ended June 30, 2015.
As of June 30, 2015 and December 31, 2014, the Company had $0.3 million and $0.5 million accrued related to restructuring, respectively.
13. Revolving Credit Facility
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
The Credit Facility is secured by substantially all of the Company’s assets and contains customary affirmative and negative covenants, including financial covenants specifying a minimum quick ratio and minimum consolidated free cash flow, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Credit Facility. On May 22, 2015, the Company entered into an amendment to the Credit Facility, with Silicon Valley Bank (the "Amendment"), which amends the Company’s existing Credit Facility. The Amendment eliminates from the events which constitute a change of control and, consequently, an event of default, the replacement, under specified circumstances, of a majority of the Company’s board of directors. The Amendment also allows the Company to repurchase its capital stock pursuant to a board of directors approved stock repurchase plan, so long as the total of such repurchases does not exceed $20 million during the term of the Credit Facility and the Company remains in pro forma compliance with the financial and other covenants.

As of June 30, 2015, the Company was in compliance with these covenants and there was one letter of credit for $0.8 million outstanding under the Credit Facility related to the security deposit on the lease for the Company's corporate headquarters. Availability under the Credit Facility as of June 30, 2015 was $24.2 million.
14. Related Party Transactions
On July 21, 2015, the Company entered into an Evaluation Agreement with Storiant, Inc. (“Storiant”), a provider of enterprise storage solutions. David Friend, the Company’s founder and current Executive Chairman, is chairman of the Board of Directors of Storiant, and Jeffry Flowers, the founder and Chief Executive Officer of Storiant, is a member of the Company’s Board of Directors.  The respective ownership interests of Mr. Friend and Mr. Flowers in the Company and Storiant, are described in the Company’s Proxy Statement as filed with the SEC on May 11, 2015. The aggregate value of the transactions contemplated by the Evaluation Agreement is substantially less than $120,000, and the interests of each of Messrs. Friend and Flowers in such transactions arises from their respective ownership of equity securities in both the Company and Storiant.

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
We invest in customer acquisition because the market for business continuity solutions is highly competitive. Our sales model is designed to sell large volumes of our solutions to SMBs globally both directly and through our sales network, including distributors, value-added resellers, volume resellers, and major retailers. Our inside sales force supplements our channel efforts by, for example, following up on leads generated by our marketing programs and actively working to fulfill sales through our channel relationships. We support our go-to-market network with a marketing approach that leverages our established brand in order to drive market awareness and demand generation among the broad population of SMBs and individuals.
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

•
Free cash flow. We calculate free cash flow by subtracting the cash paid for the purchase of property and equipment and adding the payments related to corporate headquarter relocation, acquisition-related payments, hostile takeover-related payments, CEO transition payments, litigation-related payments and the cash portion of the lease exit charge from net cash provided by operating activities. Our management uses free cash flow to assess our business performance and evaluate the amount of cash generated by our business.

Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue but may result in material monthly and quarterly variances in one or more of the key business metrics described above.
Performance Highlights
The following table presents our performance highlights for the three- and six-months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except percentage data)
Key metrics (1):
Bookings	$35,704	$30,618	$72,554	$63,104
Annual retention rate	83%	83%	83%	83%
Renewal rate	82%	80%	82%	80%
Free cash flow	$3,164	$1,470	$5,743	$5,713
(1) Refer to the Key Business Metrics section for the definition of these key metrics
Our bookings has increased by $5.1 million and $9.5 million for the three- and six-month periods ended June 30, 2015 compared to the corresponding period in 2014, respectively, as we continue to invest in customer acquisition in an effort to drive continued growth in bookings. Bookings for our small business solutions represented 37% of total bookings for the second quarter of 2015, up from 30% in the second quarter of 2014.

Our free cash flow has increased by $1.7 million and $0.1 million for the three- and six-month periods ended June 30, 2015 compared to the corresponding period in 2014, respectively, primarily due to the timing of payments and growth in bookings during the second quarter of 2015.
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
Gross margin
Our gross margins have expanded due to the introduction of higher priced solutions targeting both small and medium-sized businesses and consumers, a downward trend in the cost of storage equipment and services, and efficiencies of our customer support personnel in supporting our customers. We expect these trends to continue.
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
Restructuring charges. Restructuring charges consist of costs associated with our data center optimization program. See Note 12-Restructuring to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	28.8	32.1	29.6	31.9
Gross profit	71.2	67.9	70.4	68.1
Operating expenses:
Research and development	21.9	20.3	21.5	19.5
General and administrative	22.5	12.6	22.6	12.4
Sales and marketing	40.0	43.4	41.7	42.1
Restructuring charges	0.0	0.0	0.2	—
Total operating expenses	84.4	76.3	86.0	74.0
Loss from operations	(13.2)	(8.4)	(15.6)	(5.9)
Interest and other (expense) income, net	0.2	—	—	—
Loss before income taxes	(13.0)	(8.4)	(15.6)	(5.9)
Provision for income taxes	1.2	—	0.9	—
Net loss	(14.2)%	(8.4)%	(16.5)%	(5.9)%
Comparison of the Three and Six Months Ended June 30, 2015 and 2014
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
	(in thousands, except percentage data)
Revenue	$33,972	$30,295	$3,677	12.1%	$66,998	$59,433	$7,565	12.7%

Revenue increased for the three- and six-month periods ended June 30, 2015 as compared to the three- and six-month periods ended June 30, 2014, primarily due to increased sales of higher priced SMB solutions and revenue from our recently acquired MailStore product offering.

Cost of revenue, gross profit, and gross margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
	(in thousands, except percentage data)
Cost of revenue	$9,800	$9,721	$79	0.8%	$19,814	$18,982	$832	4.4%
Percent of revenue	28.8%	32.1%			29.6%	31.9%
Components of cost of revenue:
Personnel-related costs	$3,394	$3,247	$147	4.5%	$6,948	$6,048	$900	14.9%
Hosting and depreciation costs	5,011	5,447	(436)	(8.0)%	10,106	10,918	(812)	(7.4)%
Software, amortization and other	1,395	1,027	368	35.8%	2,760	2,016	744	36.9%
Total cost of revenue:	$9,800	$9,721	$79	0.8%	$19,814	$18,982	$832	4.4%
Gross profit	$24,172	$20,574	$3,598	17.5%	$47,184	$40,451	$6,733	16.6%
Gross margin	71.2%	67.9%			70.4%	68.1%
Our gross margin improvement for the three- and six-month periods ended June 30, 2015 as compared to the three- and six-month periods ended June 30, 2014 was driven by an increase in sales of higher margin SMB products and efficiencies realized in our data centers. The increase in total costs of revenues is due primarily to an increase in personnel-related costs for our customer service organization and an increase in developed technology amortization related to the acquisition of MailStore, both partially offset by a decrease in depreciation costs.
Operating expenses
Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
	(in thousands, except percentage data)
Research and development	$7,448	$6,153	$1,295	21.0%	$14,377	$11,575	$2,802	24.2%
Percent of revenue	21.9%	20.3%			21.5%	19.5%
Components of costs of research and development:
Personnel-related costs	$5,572	$4,874	$698	14.3%	$10,830	$9,077	$1,753	19.3%
Third-party outsourcing costs	976	741	235	31.7%	1,805	1,397	408	29.2%
Hosting, consulting and other	900	538	362	67.3%	1,742	1,101	641	58.2%
Total research and development:	$7,448	$6,153	$1,295	21.0%	$14,377	$11,575	$2,802	24.2%
Research and development expenses increased for the three- and six-month periods ended June 30, 2015 as compared to the three- and six-month periods ended June 30, 2014, primarily as a result of an increase in personnel-related costs associated with additional research and development headcount, an increase in third-party outsourcing costs, software expenses and consulting expenses to further develop and enhance our products.

General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
	(in thousands, except percentage data)
General and administrative	$7,624	$3,831	$3,793	99.0%	$15,200	$7,351	$7,849	106.8%
Percent of revenue	22.5%	12.6%			22.6%	12.4%
Components of general and administrative:
Personnel-related costs	$4,465	$2,494	$1,971	79.0%	$8,749	$4,644	$4,105	88.4%
Professional fees	2,384	797	1,587	199.1%	4,746	1,609	3,137	195.0%
Consulting, taxes and other	775	540	235	43.5%	1,705	1,098	607	55.3%
Total general and administrative:	$7,624	$3,831	$3,793	99.0%	$15,200	$7,351	$7,849	106.8%
General and administrative expenses increased for the three- and six-month periods ended June 30, 2015 as compared to the three- and six-month period ended June 30, 2014 primarily as a result of increased personnel-related costs associated with additional headcount to support our overall growth and an increase in professional fees primarily related to litigation expenses and hostile takeover-related expenses that occurred in the current year.
Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
	(in thousands, except percentage data)
Sales and marketing	$13,570	$13,132	$438	3.3%	$27,951	$25,005	$2,946	11.8%
Percent of revenue	40.0%	43.4%			41.7%	42.1%
Components of sales and marketing:
Personnel-related costs	$4,832	$3,366	$1,466	43.6%	$9,868	$6,013	$3,855	64.1%
Advertising costs	3,958	5,328	(1,370)	(25.7)%	7,976	10,748	(2,772)	(25.8)%
Costs of credit card transactions and offering free trials	2,031	1,563	468	29.9%	3,800	3,067	733	23.9%
Agency fees, consulting and other	2,749	2,875	(126)	(4.4)%	6,307	5,177	1,130	21.8%
Total sales and marketing:	$13,570	$13,132	$438	3.3%	$27,951	$25,005	$2,946	11.8%
Sales and marketing expenses increased for the three-month period ended June 30, 2015 as compared to the three-month period ended June 30, 2014, primarily due to increased personnel-related costs associated with increased headcount on our sales team, partially offset by decreased advertising-related costs associated with a reduction in our traditional radio and television advertising spend.
Sales and marketing expenses increased for the six-month period ended June 30, 2015 as compared to the six-month period ended June 30, 2014, primarily due to increased personnel-related costs associated with increased headcount on our sales team and an increase of agency fees, consulting and other costs related to increased investments in our indirect channel organization both domestically and internationally, partially offset by decreased advertising-related costs associated with a reduction in our traditional radio and television advertising spend.

Other Financial Data
In addition to our results discussed above determined under GAAP, we believe that bookings, annual retention rate, renewal rate, and free cash flow are useful to investors in evaluating our operating performance. Refer to the Performance Highlights section for the table presenting our performance highlights for the three and six months ended June 30, 2015 and 2014. Management considers these financial and operating metrics critical to understanding our business, reviewing our historical performance, measuring and identifying current and future trends, and for planning purposes. Securities analysts also frequently use bookings and free cash flow as supplemental measures to evaluate the overall performances of companies.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenue	$33,972	$30,295	$66,998	$59,433
Add change in deferred revenue, net of foreign exchange	1,732	323	5,556	3,671
Bookings (1)	$35,704	$30,618	$72,554	$63,104
(1) Bookings is inclusive of MailStore since the acquisition date in December 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cash provided by operating activities	$3,976	$3,275	$6,547	$10,600
Subtract capital expenditures	(1,617)	(1,895)	(4,906)	(5,040)
Add payments related to corporate headquarter relocation	—	90	1,309	153
Add acquisition-related payments	306	—	381	—
Add hostile takeover-related payments	401	—	1,663	—
Add CEO transition expenses	—	—	29	—
Add cash portion of lease exit charge	89	—	711	—
Add litigation-related payments	9	—	9	—
Free cash flow	$3,164	$1,470	$5,743	$5,713
Liquidity and Capital Resources
As of June 30, 2015, we had cash and cash equivalents and marketable securities of $64.9 million, which consisted of cash, money market funds, U.S. agency and treasury securities, and certificates of deposit. We have available borrowings under our revolving credit facility of up to $25 million, which we can draw down on through May 6, 2018.
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
Our revolving credit facility allows us to borrow up to $25 million, including a $5.0 million sub-limit for letters of credit, through May 6, 2018. Our revolving credit facility may be increased by up to an additional $25.0 million if the existing or additional lenders are willing to make such increased commitments and subject to other terms and conditions. Our revolving credit facility shall be available to us at an interest rate of the Wall Street Journal prime rate plus 75 basis points or LIBOR plus 175 basis points, at our option, and is secured by substantially all of our assets and contains customary affirmative and negative covenants, including financial covenants specifying a minimum quick ratio and minimum consolidated free cash flow, in each case subject to customary and other exceptions for a credit facility of this size and type. To date, we were in compliance with these covenants and there was one letter of credit for $0.8 million outstanding under the credit facility related to the security deposit for our corporate headquarters. To date, the availability under the credit facility was $24.2 million.
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
Cash flows
The following table summarizes our net cash inflows (outflows) for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$6,547	$10,600
Net cash provided by (used in) investing activities	9,826	(5,040)
Net cash (used in) provided by financing activities	(1,368)	1,408
Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.
In the six months ended June 30, 2015, cash provided by operating activities was $6.5 million, which was primarily driven by a $5.6 million increase in deferred revenue associated with an increase in subscription sales and customer growth. Net cash inflows from operating activities for the six months ended June 30, 2015 included non-cash charges of $11.7 million, including $6.8 million of depreciation and amortization and $4.9 million of stock-based compensation expense, and an increase in other assets and long-term liabilities of $0.5 million. These cash inflows were partially offset by our net loss of $11.1 million and a decrease in working capital of $0.2 million, due primarily to timing of payments and customer receipts.
In the six months ended June 30, 2014, cash provided by operating activities was $10.6 million, which was primarily driven by a $3.7 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities for the six months ended June 30, 2014 included non-cash charges of $9.2 million, including $6.3 million of depreciation and amortization and $2.9 million of stock-based compensation, an increase in other assets and long-term liabilities of $0.9 million and an increase in working capital of $0.3 million. These cash inflows were partially offset by our net loss of $3.5 million.
Investing activities
In the six months ended June 30, 2015, cash provided in investing activities was $9.8 million, which was primarily driven by a $14.4 million increase in cash relating to proceeds from maturities of marketable securities and derivatives and a $0.7 million increase relating to a decrease in restricted cash, partially offset by capital expenditures of $4.9 million and a purchase of marketable securities and derivatives of $0.4 million.
In the six months ended June 30, 2014, cash used in investing activities was $5.0 million, consisting of capital expenditures of $5.0 million.
Financing activities
In the six months ended June 30, 2015, cash used in financing activities was $1.4 million, which was primarily driven by a $3.0 million repurchase of common stock, partially offset by net proceeds from the exercise of stock options of $1.6 million.
In the six months ended June 30, 2014, cash provided by financing activities was $1.4 million, consisting of net proceeds from the exercise of stock options.
Off-balance sheet arrangements
As of June 30, 2015, we did not have any off-balance sheet arrangements.

Contractual obligations
The following table summarizes our contractual obligations at June 30, 2015 (in thousands):

	Payment Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Office lease obligations	$20,138	$2,189	$4,205	$4,322	$9,422
Hosting facility lease obligations	3,230	1,737	1,493	—	—
Other purchase commitments	5,584	3,306	2,127	116	35
Total	$28,952	$7,232	$7,825	$4,438	$9,457

(1) The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.  There have been no material changes to our uncertain tax positions in the second quarter of 2015.

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
We also lease a small amount of general office space in Sunnyvale, California and Munich, Germany under lease agreements that expire in March 2020 and July 2020, respectively. In connection with our acquisition of MailStore in December 2014, we acquired a small office in Viersen, Germany under a lease agreement that expires in August 2015.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

On August 30, 2010, Oasis Research, LLC (“Oasis Research”) sued us and 17 other defendants in the United States Court for the Eastern District of Texas (the “Court”) alleging infringement of certain of Oasis Research’s patents. A trial was held in March 2013 and a jury verdict was returned against Oasis Research finding that all of the asserted patents were invalid based on a failure to list an inventor. On January 8, 2015, the Court granted Oasis Research’s motion for Judgment as a Matter of Law under Rule 50(b) and Alternative Request for a New Trial under Rule 59(a). Consequently, all other issues remain in the case, including alleged infringement, invalidity, and Oasis Research’s claims under the Racketeer Influenced and Corrupt Organizations (“RICO”) Act. The Court has currently scheduled a trial on the RICO claims to begin on October 26, 2015 and a trial on alleged infringement and invalidity to begin on November 12, 2015. Based on its investigation to date, we believe that all asserted patents are not valid and/or our products and services do not infringe. The Company also believes it has not violated the RICO statute, and will defend itself vigorously against any claims that it did.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table is a summary of our repurchases of our common stock in the second quarter of 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans of Programs (3)
April 1, 2015 - April 30, 2015	—	$—	—	$—
May 1, 2015 - May 31, 2015	274,700	$10.88	274,700	$17,011,264
June 1, 2015 - June 30, 2015	—	$—	—	$—
	274,700	$10.88	274,700	$17,011,264

(1)	All repurchases were made pursuant to a previously-announced program. All repurchases were made in a privately negotiated transaction.
(2)	Includes commissions paid.
(3)
In May 2015, our Board of Directors authorized a $20.0 million share repurchase program, announced on May 14, 2015 and effective from May 15, 2015 through May 15, 2018. During the six months ended June 30, 2015, we repurchased in the aggregate 274,700 shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits
10.1(1)	Credit Agreement with Silicon Valley Bank, dated as of May 6, 2015.
10.2(2)#	Offer Letter with David Raissipour, dated as of May 12, 2015.
10.3(3)	First Amendment to Credit Agreement with Silicon Valley Bank, dated as of May 22, 2015.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2015, and incorporated herein by reference.

(2)	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2015, and incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2015, and incorporated herein by reference.

#     Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated: August 5, 2015	By:	/s/ Mohamad Ali
Mohamad Ali
Chief Executive Officer

Dated: August 5, 2015	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer