Form 10-Q
period 2015-09-30
Carbonite Inc
filed 2015-11-09
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of October 30, 2015, there were 27,253,229 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Carbonite, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$61,623	$46,084
Marketable securities	1,002	15,031
Trade accounts receivable, less allowances for doubtful accounts of $162 and $156	3,533	2,412
Prepaid expenses and other current assets	3,867	5,224
Restricted cash	—	828
Total current assets	70,025	69,579
Property and equipment, net	23,887	25,944
Other assets	1,679	2,181
Acquired intangible assets, net	9,004	10,322
Goodwill	23,405	23,728
Total assets	$128,000	$131,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,234	$7,346
Accrued expenses	12,443	10,506
Current portion of deferred revenue	78,805	75,494
Total current liabilities	98,482	93,346
Deferred revenue, net of current portion	17,647	15,930
Other long-term liabilities	7,340	7,940
Total liabilities	123,469	117,216
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at September 30, 2015 and December 31, 2014; 27,498,871 and 27,207,723 shares issued at September 30, 2015 and December 31, 2014, respectively	275	272
Additional paid-in capital	162,173	152,920
Treasury stock, at cost (279,694 and 2,009 shares as of September 30, 2015 and December 31, 2014, respectively)	(3,045)	(22)
Accumulated other comprehensive income	1,472	696
Accumulated deficit	(156,344)	(139,328)
Total stockholders’ equity	4,531	14,538
Total liabilities and stockholders’ equity	$128,000	$131,754
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Revenue	$34,553	$31,274	$101,551	$90,706
Cost of revenue	9,774	9,585	29,588	28,566
Gross profit	24,779	21,689	71,963	62,140
Operating expenses:
Research and development	7,123	6,114	21,500	17,689
General and administrative	10,273	3,997	25,473	11,348
Sales and marketing	12,860	12,056	40,811	37,061
Restructuring charges	224	3	349	12
Total operating expenses	30,480	22,170	88,133	66,110
Loss from operations	(5,701)	(481)	(16,170)	(3,970)
Interest and other income (expense), net	139	(208)	165	(217)
Loss before income taxes	(5,562)	(689)	(16,005)	(4,187)
Provision for income taxes	404	10	1,011	30
Net loss	$(5,966)	$(699)	$(17,016)	$(4,217)
Basic and diluted net loss per share	$(0.22)	$(0.03)	$(0.63)	$(0.16)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,173,360	26,887,069	27,212,038	26,747,451
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(5,966)	$(699)	$(17,016)	$(4,217)
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities	(1)	(1)	8	(9)
Foreign currency translation adjustments	(143)	199	768	195
Total other comprehensive (loss) income	(144)	198	776	186
Total comprehensive loss	$(6,110)	$(501)	$(16,240)	$(4,031)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Operating activities
Net loss	$(17,016)	$(4,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,296	9,377
Gain on disposal of equipment	(25)	—
Accretion of discount on marketable securities	(9)	(20)
Stock-based compensation expense	7,418	4,295
Provision for reserves on accounts receivable	6	76
Other non-cash items, net	(80)	—
Changes in assets and liabilities:
Accounts receivable	(1,187)	(570)
Prepaid expenses and other current assets	1,063	(2,215)
Other assets	539	103
Accounts payable	1,312	(587)
Accrued expenses	1,398	1,423
Other long-term liabilities	(368)	3,921
Deferred revenue	5,193	3,001
Net cash provided by operating activities	8,540	14,587
Investing activities
Purchases of property and equipment	(8,273)	(10,602)
Proceeds from sale of property and equipment	113	—
Proceeds from maturities of marketable securities and derivatives	17,524	10,250
Purchases of marketable securities and derivatives	(750)	(10,233)
Increase in restricted cash	693	—
Payment for acquisition, net of cash acquired	(992)	—
Net cash provided by (used in) investing activities	8,315	(10,585)
Financing activities
Proceeds from exercise of stock options	1,853	1,885
Repurchase of common stock	(3,023)	—
Net cash (used in) provided by financing activities	(1,170)	1,885
Effect of currency exchange rate changes on cash	(146)	190
Net increase in cash and cash equivalents	15,539	6,077
Cash and cash equivalents, beginning of period	46,084	50,392
Cash and cash equivalents, end of period	$61,623	$56,469
Supplemental disclosure of cash flow information
Cash paid for income taxes	1,363	—
Non-cash investing activities
Acquisition of property and equipment included in accounts payable and accrued expenses	(1,366)	1,537
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Nature of Business
Carbonite, Inc. (the “Company”) was incorporated in the State of Delaware on February 10, 2005 and is a provider of cloud and hybrid business continuity solutions. The Company’s solutions provide powerful features packaged in a cost-effective, simple and secure manner and are designed to address the specific needs of small and medium-sized businesses ("SMBs") and individuals.
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
Foreign currency transaction gains and losses are included in "interest and other income (expense), net" in the consolidated statements of operations, net of losses and gains from any related derivative financial instruments.
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

The Company sells its services primarily to small and medium-sized businesses and individuals. Payment for the majority of the Company’s sales occurs via credit card. The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. At September 30, 2015, one customer represented 10% or more of the Company's accounts receivable balance, and at December 31, 2014, no customer represented 10% or more of the Company’s accounts receivable balance. At September 30, 2015 and December 31, 2014, no customer represented 10% or more of the Company’s revenue for the periods presented.
Revenue Recognition
The Company derives revenue from Software-as-a-Service ("SaaS") offerings, software license agreements and post-contract customer support ("PCS"). Generally, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectability is probable. Our revenue recognition policies for these revenue streams are discussed below.
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
Software and Software-related Arrangements
The Company derives the remainder of its revenue from software arrangements, which often contain multiple revenue elements, such as software licenses and PCS. For multiple element software arrangements which qualify for separate element treatment, revenue is recognized for each element when each of the four basic criteria is met, which, excluding PCS, is typically upon delivery. Revenue for PCS agreements is recognized ratably over the term of the agreement, which is generally one year. Revenue is allocated to each element, excluding the software license, based on vendor-specific objective evidence ("VSOE"). VSOE is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. The Company does not have VSOE for its software licenses since they are seldom sold separately. Accordingly, revenue is allocated to the software license using the residual value method. Under the residual value method, revenue equal to VSOE of each undelivered element is initially deferred and any remaining arrangement fee is then allocated to the software license.
Cash Equivalents and Marketable Securities
The Company considers all highly liquid investments purchased with an original purchase maturity of 90 days or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation.
Marketable securities consist of time deposits and U.S. treasury securities with initial maturities of more than 90 days. Short-term investments in marketable securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses (excluding other-than-temporary impairments) reported as a separate component of accumulated other comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary are included in income based on the specific identification method. Fair value is determined based on quoted market prices. At September 30, 2015 and December 31, 2014, the Company’s marketable securities have remaining maturities within one year and have a total cost basis of $1.0 million and $15.0 million, respectively.
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
Internal-use Software and Website Development
The Company accounts for its software and website development costs in accordance with the guidance in ASC 350-40, Internal Use Software and ASC 350-50, Website Development Costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use, at which point the costs are amortized over the estimated useful life of the software. As of September 30, 2015 and December 31, 2014, approximately $1.3 million and $1.0 million of costs associated with internal-use software and website development costs, respectively, were capitalized on the Company's consolidated balance sheets. For the three and nine month periods ended September 30, 2015, the Company recorded $0.1 million and $0.2 million of amortization expense related to capitalized internal-use software and website development costs respectively. The Company recorded immaterial amounts of amortization expense for the three and nine month periods ended September 30, 2014.
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-9, Revenue from Contacts with Customers (“ASU 2014-9”), updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for the Company on January 1, 2018, with early adoption permitted, but not earlier than January 1, 2017. The guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial adoption. The Company is currently assessing the potential impact of the adoption of ASU 2014-9 on its consolidated financial statements.
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
In September 2015, the FASB issued 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). The standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The standard update is to be applied prospectively to adjustments of provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company has elected, as permitted by the standard, to early adopt ASU 2015-16 on a prospective basis as of October 1, 2015. The adoption is not expected to have a material effect on our consolidated financial position or results of operations.
3. Net Loss per Share
The Company calculates basic and diluted net loss per share of common stock by dividing the net loss by the weighted average number of unrestricted common shares outstanding for the period. The following potentially dilutive common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2015 and 2014 as they would be anti-dilutive due to the Company’s net losses (in thousands):

	As of September 30,
	2015	2014
Options to purchase common stock (1)	3,367	3,198
Restricted stock units (2)	1,348	400
Total	4,715	3,598

(1)	Includes 250,000 options with market based vesting conditions granted to the Company's chief executive officer in December 2014.

(2)	Includes 100,000 equity awards with market based vesting conditions granted to the Company's chief financial officer in June 2015.
4. Fair Value of Financial Instruments

Derivative Instruments

Non-designated Foreign Currency Contracts

The Company uses foreign currency forward contracts as part of our strategy to manage exposure related to Euro denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. Accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in the consolidated balance sheet, with changes in the fair value recorded in earnings as "interest and other income (expense), net" in the consolidated statement of operations. Cash flows from the settlement of these non-designated foreign currency contracts are reported in cash flows from investing activities. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At September 30, 2015 and December 31, 2014, the Company had outstanding contracts with a total notional value of $38.1 million and $30.6 million, respectively.

The following table provides a quantitative summary of the fair value of derivative instruments not designated as hedging instruments as of September 30, 2015 and December 31, 2014 (in thousands):

		Fair Value
Description	Balance Sheet Classification	September 30, 2015	December 31, 2014
Non-Designated Hedging Instruments
Foreign currency contracts	Prepaid expenses and other current assets	$151	$558
Total derivative instruments		$151	$558
The following table summarizes the (losses) gains related to derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2015 and 2014 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location in Statement of Operations	2015	2014	2015	2014
Foreign currency contracts	Interest and other income (expense), net	$(71)	$—	$2,331	$—

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
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$29,701	$—	$—	$29,701	$15,643	$—	$—	$15,643
Marketable securities—U.S. treasury securities and time deposits	—	1,002	—	1,002	—	15,031	—	15,031
Foreign currency exchange contracts	—	151	—	151	—	558	—	558
Total	$29,701	$1,153	$—	$30,854	$15,643	$15,589	$—	$31,232

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
5. Acquisitions
On August 11, 2015, the Company acquired certain assets of Rebit, Inc. ("Rebit") for total consideration of approximately $1.3 million, which included an initial cash payment of $1.0 million and an estimated fair value of $0.3 million for additional consideration which is expected to be paid one year from the date of acquisition. The Company employs six of Rebit’s former employees at its current location in Longmont, Colorado.
The results of operations for the acquisition have been included in the Company's operations since the date of acquisition and were not material for the periods presented.
The acquisition of Rebit has been accounted for as a business combination and, in accordance with ASC Topic 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. As a result of the acquisition of Rebit, the Company recorded goodwill in the amount of $0.6 million and identifiable intangible assets of $0.7 million. The preliminary allocations of the purchase price are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. As of the acquisition date, developed technology and customer relationships had weighted-average useful lives of 6.0 years and 4.0 years, respectively. These identifiable intangible assets are amortized over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

6. Goodwill and Acquired Intangible Assets
As of September 30, 2015 and December 31, 2014, the carrying amount of goodwill was $23.4 million and $23.7 million, respectively. The following is a rollforward of our goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2014	$23,728
Goodwill acquired	606
Effect of foreign exchange rates	(929)
Balance as of September 30, 2015	$23,405
Purchased intangible assets consist of the following (in thousands):

		September 30, 2015			December 31, 2014
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	6.4	$8,298	$2,154	$6,144	$8,303	$1,200	$7,103
Customer relationships	6.9	3,343	1,057	2,286	3,153	695	2,458
Tradenames	7.1	735	187	548	763	108	655
Non-compete agreements	3.8	380	354	26	380	274	106
		$12,756	$3,752	$9,004	$12,599	$2,277	$10,322
The Company recorded amortization expense of $0.5 million and $0.2 million for the three-month periods ended September 30, 2015 and September 30, 2014, respectively, and $1.5 million and $0.7 million for the nine-month periods ended September 30, 2015 and September 30, 2014, respectively. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of trade names and non-compete agreements is recorded within general and administrative expenses.
Future estimated amortization expense of acquired intangibles as of September 30, 2015 is as follows (in thousands):

Remainder of 2015	$527
2016	1,846
2017	1,669
2018	1,617
2019	1,559
Thereafter	1,786
$9,004
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued marketing	$1,395	$1,827
Accrued compensation	3,194	2,288
Accrued restructuring	320	325
Accrued tax liabilities	1,615	2,394
Accrued consulting and professional fees	3,763	1,579
Accrued facilities	731	242
Accrued other expenses	1,425	1,851
Total accrued expenses	$12,443	$10,506

8. Stockholders' Equity
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
For the nine months ended September 30, 2015, the Company repurchased 274,700 shares of its common stock at an average price of $10.88 per share for a total cost of approximately $3.0 million. At September 30, 2015, approximately $17.0 million remained available under the Company's share repurchase program.
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
The Company’s 2011 Plan provides for the issuance of stock options, restricted stock, restricted stock units, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the 2011 Plan, the Company reserved 1,662,000 shares of common stock for issuance thereunder. On January 1st of each year, beginning January 1, 2012, the number of shares reserved under the 2011 Plan increased or will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s Board of Directors. As of September 30, 2015, 309,931 shares of common stock were available for future grant under the 2011 Plan.
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
Stock Options
The following summarizes stock option activity under stock incentive plans for the nine months ended September 30, 2015:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (2)
Outstanding at December 31, 2014	3,080,439	$10.63		$11,456
Granted	566,000	13.27
Exercised	(191,845)	9.73
Forfeited	(337,744)	12.63
Outstanding at September 30, 2015	3,116,850	$10.94	7.43	$3,044
Exercisable as of September 30, 2015	1,748,468	$10.52	6.61	$2,176
Vested and expected to vest as of September 30, 2015 (1)	2,844,326	$10.86	7.30	$2,919

(1)
Represents the number of vested stock options as of September 30, 2015, plus the number of unvested stock options expected to vest as of September 30, 2015, based on the unvested stock options outstanding at September 30, 2015, adjusted for estimated forfeitures.

(2)
The aggregate intrinsic value is calculated as the positive difference, if any, between the exercise price of the underlying stock options and the fair market value of the Company’s common stock on September 30, 2015.

The Company generally estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. This model requires the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield. The assumptions used to estimate the fair value of the stock options granted during the three and nine months ended September 30, 2015 and 2014 using the Black-Scholes option-pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average exercise price	$11.81	$10.63	$13.27	$10.46
Weighted-average grant-date fair value	$5.69	$5.41	$6.50	$5.36
Black-Scholes Assumptions
Risk-free interest rate	1.85%	1.88%	1.54% to 1.85%	1.88% to 2.10%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	49%	52%	49% to 51%	52% to 53%
Expected term (in years)	6.1	6.1	5.5 to 6.1	5.8 to 6.1
Total stock-based compensation expense recognized for the stock options was $1.0 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively, and $3.0 million and $3.9 million for the nine months ended September 30, 2015 and 2014, respectively.
Restricted Stock Units
The Company recognizes non-cash compensation expense over the vesting term of restricted stock units. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. During the nine months ended September 30, 2015, the Company granted 626,752 restricted stock units. Upon vesting and settlement, each restricted stock unit entitles the holder to receive one share of common stock. Total stock-based compensation expense recognized for the restricted stock units was $1.1 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $2.8 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.
The following table summarizes restricted stock unit activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2014	849,619	$12.73
Restricted stock units granted	626,752	13.53
Restricted stock units vested	(87,484)	10.82
Restricted stock units forfeited	(141,381)	12.43
Unvested restricted stock units as of September 30, 2015	1,247,506	$13.30
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

Nine Months Ended September 30,
2015
Weighted-average grant-date fair value	$11.32
Lattice Model Assumptions
Risk-free interest rate	2.38%
Expected dividend yield	—%
Expected volatility	49%
The Company recognizes the stock-based compensation expense on equity awards with market based vesting conditions in the consolidated statements of operations on a straight-line basis over the requisite service period. Total stock-based compensation expense recognized for the equity awards with market based vesting conditions was $0.4 million and $1.4 million for the three and nine month periods ended September 30, 2015.
Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$195	$147	$524	$390
Research and development	273	252	911	1,016
General and administrative	1,745	767	5,074	2,126
Sales and marketing	332	275	909	763
Total stock-based compensation expense	$2,545	$1,441	$7,418	$4,295
10. Income Taxes
Our effective income tax rates were (7.3%) and (6.3%) for the three and nine months ended September 30, 2015, respectively. Our effective income tax rates were (1.5%) and (0.7%) for the three and nine months ended September 30, 2014, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2015, the effective income tax rate varied from the statutory income tax rate principally as a result of significant pre-tax book losses in the US and Switzerland that cannot be benefited.
Our effective income tax rate in the three and nine months ended September 30, 2015 differed from the three and nine months ended September 30, 2014 primarily due to an increase in foreign earnings and non-deductible compensation as a result of the Company's acquisition of the German entity Mailstore Software GmbH ("MailStore") in December 2014. The alternative minimum tax and the state tax provision were also recorded in the third quarter, driving an increase to the 2015 effective tax rates.
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
The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters); Lewiston, Maine; Sunnyvale, California; Longmont, Colorado; Munich, Germany; and Viersen, Germany. The Company has lease agreements to rent data center space in Wakefield, Massachusetts; Phoenix, Arizona; and Chandler, Arizona. The Company also maintained a hosting service agreement with a third-party data center vendor in Somerville, Massachusetts, which ended on January 31, 2015. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases. At September 30, 2015 and December 31, 2014, $5.0 million and $4.8 million, respectively, was included in accrued expenses and other long-term liabilities related to the deferred rent.
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
Future non-cancellable minimum lease payments under all operating leases as of September 30, 2015, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases	Total
Remainder of 2015	$619	$799	$1,418
2016	2,299	2,091	4,390
2017	2,173	817	2,990
2018	2,258	275	2,533
2019	2,184	—	2,184
Thereafter	10,468	—	10,468
	$20,001	$3,982	$23,983
At September 30, 2015, the Company subleased certain office space to third parties, which sublease income will offset lease payments in the table above. Total sublease income under contractual terms is $1.3 million, with both the sublease and the underlying lease expiring in December 2016.

Other Non-cancellable Commitments
As of September 30, 2015, the Company had non-cancellable commitments to vendors primarily consisting of advertising, marketing and broadband services contracts, as follows (in thousands):

Years Ended December 31,
Remainder of 2015	$1,602
2016	1,379
2017	693
2018	116
2019	35
$3,825
Litigation

On August 30, 2010, Oasis Research, LLC (“Oasis Research”) sued the Company and 17 other defendants in the United States Court for the Eastern District of Texas (the “Court”) alleging infringement of certain of Oasis Research’s patents. A trial was held in March 2013 and a jury verdict was returned against Oasis Research finding that all of the asserted patents were invalid based on a failure to list an inventor. On January 8, 2015, the Court granted Oasis Research’s motion for Judgment as a Matter of Law under Rule 50(b) and Alternative Request for a New Trial under Rule 59(a). Consequently, all other issues remain in the case, including alleged infringement, invalidity, and Oasis Research’s claims under the Racketeer Influenced and Corrupt Organizations (“RICO”) Act. The Court has currently scheduled a trial on the RICO claims to begin in November 2015 and a trial on alleged infringement and invalidity to begin in December 2015. Based on its investigation to date, the Company believes that all asserted patents are not valid and/or the Company’s products and services do not infringe. The Company also believes it has not violated the RICO statute. In October 2015, the parties participated in a mediation and subsequently entered into a confidential agreement to dismiss all matters in the pending cases with prejudice.  As of September 30, 2015, the Company recorded an accrual of $1.5 million related to these matters.
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
12. Retirement Plan
The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status and age requirements. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. For each of the three months ended September 30, 2015 and 2014, the Company’s matching contributions to the plan were $0.3 million and $0.2 million, respectively. For each of the nine months ended September 30, 2015 and 2014, the Company's matching contributions to the plan were $0.8 million and $0.6 million, respectively.
13. Restructuring

In the fourth quarter of 2014, the Company exited office space and relocated its corporate headquarters. The relocation was made to facilitate growth of the Company and the related increase in headcount. In association with the exit of the former office space, the Company recorded a charge at the cease-use date in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. In the fourth quarter of 2014, the Company began a restructuring program to close its Somerville, Massachusetts data center and transition the computer equipment and operations located at the facility to its other Massachusetts data center. Activities related to this effort were initiated in the fourth quarter of 2014 and were completed by the end of the first quarter 2015. The Company recorded $0.2 million restructuring charges for the three-month period ended September 30, 2015, and $0.3 million for the nine-month period ended September 30, 2015.
As of September 30, 2015 and December 31, 2014, the Company had $0.4 million and $0.5 million accrued related to restructuring, respectively.

14. Revolving Credit Facility
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
The Credit Facility is secured by substantially all of the Company’s assets and contains customary affirmative and negative covenants, including financial covenants specifying a minimum quick ratio and minimum consolidated free cash flow, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Credit Facility. On May 22, 2015, the Company entered into an amendment to the Credit Facility, with Silicon Valley Bank (the "Amendment"), which amends the Company’s existing Credit Facility. The Amendment eliminates from the events which constitute a change of control and, consequently, an event of default, the replacement, under specified circumstances, of a majority of the Company’s board of directors. The Amendment also allows the Company to repurchase its capital stock pursuant to a board of directors approved stock repurchase plan, so long as the total of such repurchases does not exceed $20 million during the term of the Credit Facility and the Company remains in pro forma compliance with the financial and other covenants. On October 30, 2015, the Company entered into a second amendment to the Credit Facility with Silicon Valley Bank (the “Second Amendment”), which includes technical corrections relating to certain definitions and calculations of financial covenants.

As of September 30, 2015, the Company was in compliance with these covenants and there was one letter of credit for $0.8 million outstanding under the Credit Facility related to the security deposit on the lease for the Company's corporate headquarters. Availability under the Credit Facility as of September 30, 2015 was $24.2 million.
15. Related Party Transactions
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
Key Business Metrics
Our management regularly reviews a number of financial and operating metrics, including the following key metrics, to evaluate our business:

•
Bookings. We calculate bookings as revenue recognized during a particular period plus the change in total deferred revenue, excluding deferred revenue recorded in connection with acquisitions, net of foreign exchange during the same period. Our management uses this measure as a proxy for cash receipts. Bookings represent the aggregate dollar value of customer subscriptions and software arrangements received by us during a period. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period.

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
Performance Highlights
The following table presents our performance highlights for the three- and nine-months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except percentage data)
Key metrics (1):
Bookings	$34,178	$30,604	$106,732	$93,707
Annual retention rate	84%	82%	83%	82%
Renewal rate	83%	80%	82%	80%
Free cash flow	$1,375	$2,074	$7,118	$7,788
(1) Refer to the Key Business Metrics section for the definition of these key metrics
Our bookings increased by $3.6 million and $13.0 million for the three- and nine-month periods ended September 30, 2015 compared to the corresponding period in 2014, respectively, as we continue to invest in customer acquisition in an effort to drive continued growth in bookings. Bookings for our small business solutions represented 37% of total bookings for the third quarter of 2015, up from 31% in the third quarter of 2014.

Our free cash flow has decreased by $0.7 million for the three- and nine-month periods ended September 30, 2015 compared to the corresponding period in 2014, respectively, primarily due to the timing of payments related to storage equipment for our data centers.
Key Components of our Consolidated Statements of Operations
Revenue
We derive our revenue principally from subscription fees related to our service solutions as well as the sale of software and post-contract customer support. For subscription fees, we typically charge a customer’s credit card the full price of the subscription at the commencement of the subscription period and at each renewal date, unless the customer decides not to renew the subscription. We initially record a customer subscription fee as deferred revenue and then recognize it as revenue ratably, on a daily basis, over the life of the subscription period.

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
Operating expenses
Research and development. Research and development expenses consist primarily of wages and benefits for development personnel, third-party outsourcing costs, hosting fees, consulting fees, rent, and depreciation. We have focused our research and development efforts on both improving ease of use and functionality of our existing solutions and developing new solutions. The majority of our research and development employees are located at our corporate headquarters in the U.S. We expect that research and development expenses will increase in absolute dollars on an annual basis as we continue to enhance and expand our services.
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
Restructuring charges. Restructuring charges consist of costs associated with our data center optimization program. See Note 13-Restructuring to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	28.3	30.6	29.1	31.5
Gross profit	71.7	69.4	70.9	68.5
Operating expenses:
Research and development	20.6	19.6	21.2	19.5
General and administrative	29.7	12.8	25.1	12.5
Sales and marketing	37.2	38.5	40.2	40.9
Restructuring charges	0.7	0.0	0.3	—
Total operating expenses	88.2	70.9	86.8	72.9
Loss from operations	(16.5)	(1.5)	(15.9)	(4.4)
Interest and other income (expense), net	0.4	(0.7)	0.1	(0.2)
Loss before income taxes	(16.1)	(2.2)	(15.8)	(4.6)
Provision for income taxes	1.2	—	1.0	—
Net loss	(17.3)%	(2.2)%	(16.8)%	(4.6)%
Comparison of the Three and Nine Months Ended September 30, 2015 and 2014
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change		2015	2014	Change
	(in thousands, except percentage data)
Revenue	$34,553	$31,274	$3,279	10.5%	$101,551	$90,706	$10,845	12.0%

Revenue increased for the three- and nine-month periods ended September 30, 2015 as compared to the three- and nine-month periods ended September 30, 2014, primarily due to increased sales of higher priced SMB solutions and revenue from our recently acquired MailStore product offering.

Cost of revenue, gross profit, and gross margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change		2015	2014	Change
	(in thousands, except percentage data)
Cost of revenue	$9,774	$9,585	$189	2.0%	$29,588	$28,566	$1,022	3.6%
Percent of revenue	28.3%	30.6%			29.1%	31.5%
Components of cost of revenue:
Personnel-related costs	$3,450	$3,232	$218	6.7%	$10,398	$9,280	$1,118	12.0%
Hosting and depreciation costs	4,903	5,309	(406)	(7.6)%	15,009	16,227	(1,218)	(7.5)%
Software, amortization and other	1,421	1,044	377	36.1%	4,181	3,059	1,122	36.7%
Total cost of revenue:	$9,774	$9,585	$189	2.0%	$29,588	$28,566	$1,022	3.6%
Gross profit	$24,779	$21,689	$3,090	14.2%	$71,963	$62,140	$9,823	15.8%
Gross margin	71.7%	69.4%			70.9%	68.5%
Our gross margin improvement for the three- and nine-month periods ended September 30, 2015 as compared to the three- and nine-month periods ended September 30, 2014 was driven by an increase in sales of higher margin SMB products and efficiencies realized in our data centers. The increase in total costs of revenues is due primarily to an increase in personnel-related costs for our customer service organization and an increase in developed technology amortization related to the acquisitions of MailStore and Rebit, both partially offset by a decrease in depreciation costs and internet access expense.
Operating expenses
Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change		2015	2014	Change
	(in thousands, except percentage data)
Research and development	$7,123	$6,114	$1,009	16.5%	$21,500	$17,689	$3,811	21.5%
Percent of revenue	20.6%	19.6%			21.2%	19.5%
Components of costs of research and development:
Personnel-related costs	$5,312	$4,608	$704	15.3%	$16,142	$13,685	$2,457	18.0%
Third-party outsourcing costs	945	819	126	15.4%	2,750	2,216	534	24.1%
Hosting, consulting and other	866	687	179	26.1%	2,608	1,788	820	45.9%
Total research and development:	$7,123	$6,114	$1,009	16.5%	$21,500	$17,689	$3,811	21.5%
Research and development expenses increased for the three- and nine-month periods ended September 30, 2015 as compared to the three- and nine-month periods ended September 30, 2014, primarily as a result of an increase in personnel-related costs associated with additional research and development headcount, an increase in third-party outsourcing costs, software expenses and consulting expenses to further develop and enhance our products.

General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change		2015	2014	Change
	(in thousands, except percentage data)
General and administrative	$10,273	$3,997	$6,276	157.0%	$25,473	$11,348	$14,125	124.5%
Percent of revenue	29.7%	12.8%			25.1%	12.5%
Components of general and administrative:
Personnel-related costs	$4,260	$2,364	$1,896	80.2%	$13,009	$7,008	$6,001	85.6%
Professional fees	5,597	807	4,790	593.6%	10,343	2,415	7,928	328.3%
Consulting, taxes and other	416	826	(410)	(49.6)%	2,121	1,925	196	10.2%
Total general and administrative:	$10,273	$3,997	$6,276	157.0%	$25,473	$11,348	$14,125	124.5%
General and administrative expenses increased for the three- and nine-month periods ended September 30, 2015 as compared to the three- and nine-month period ended September 30, 2014, primarily as a result of increased litigation expenses included within professional fees. Additionally, general and administrative expenses increased due to an increase in personnel-related costs associated with additional headcount to support our overall growth and an increase in audit and tax fees, offset by a decrease in sales tax expense related to settlement of a state tax dispute.
General and administrative expenses increased for the nine-month period ended September 30, 2015 as compared to the nine-month period ended September 30, 2014, primarily as a result of increased litigation expenses included within professional fees. Additionally, general and administrative expenses increased due to an increase in personnel-related costs associated with additional headcount to support our overall growth and an increase in hostile takeover-related expenses, acquisition-related expenses, and audit and tax fees that occurred in the current year.
Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change		2015	2014	Change
	(in thousands, except percentage data)
Sales and marketing	$12,860	$12,056	$804	6.7%	$40,811	$37,061	$3,750	10.1%
Percent of revenue	37.2%	38.5%			40.2%	40.9%
Components of sales and marketing:
Personnel-related costs	$4,781	$3,616	$1,165	32.2%	$14,649	$9,629	$5,020	52.1%
Advertising costs	3,593	3,810	(217)	(5.7)%	11,569	14,558	(2,989)	(20.5)%
Costs of credit card transactions and offering free trials	1,846	1,511	335	22.2%	5,645	4,578	1,067	23.3%
Agency fees, consulting and other	2,640	3,119	(479)	(15.4)%	8,948	8,296	652	7.9%
Total sales and marketing:	$12,860	$12,056	$804	6.7%	$40,811	$37,061	$3,750	10.1%
Sales and marketing expenses increased for the three-month period ended September 30, 2015 as compared to the three-month period ended September 30, 2014, primarily due to increased personnel-related costs associated with increased headcount on our sales team, and an increase of expense for offering free trials and presale support, partially offset by decreased advertising-related costs associated with a reduction in our traditional radio and television advertising spend and a decrease in consulting expenses.
Sales and marketing expenses increased for the nine-month period ended September 30, 2015 as compared to the nine-month period ended September 30, 2014, primarily due to increased personnel-related costs associated with increased headcount on our sales team, an increase of agency fees and other costs related to increased investments in our indirect channel organization both domestically and internationally, and an increase of expense for offering free trials and presale support, partially offset by decreased advertising-related costs associated with a reduction in our traditional radio and television advertising spend and a decrease in consulting expenses.

Income Taxes
We recorded income tax expense of $0.4 million and $1.0 million for the three- and nine-month periods ended September 30, 2015, respectively. An immaterial amount of income tax expense was recorded for the three- and nine-month periods ended September 30, 2014. Our effective income tax rates were (7.3%) and (6.3%) for the three and nine months ended September 30, 2015, respectively, and were (1.5%) and (0.7%) for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2015, the effective income tax rate varied from the statutory income tax rate principally as a result of significant pre-tax book losses in the U.S. and Switzerland that cannot be benefited. Our effective income tax rate in the three and nine months ended September 30, 2015 differs from the three and nine months ended September 30, 2014, primarily due to an increase in foreign earnings and non-deductible compensation as a result of the Company's acquisition of Mailstore.

Other Financial Data
In addition to our results discussed above determined under GAAP, we believe that bookings, annual retention rate, renewal rate, and free cash flow are useful to investors in evaluating our operating performance. Refer to the Performance Highlights section for the table presenting our performance highlights for the three and nine months ended September 30, 2015 and 2014. Management considers these financial and operating metrics critical to understanding our business, reviewing our historical performance, measuring and identifying current and future trends, and for planning purposes. Securities analysts also frequently use bookings and free cash flow as supplemental measures to evaluate the overall performances of companies.
Bookings and free cash flow are financial data that are not calculated in accordance with GAAP. The tables below provide reconciliation of bookings and free cash flow to revenue and cash provided by operating activities, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenue	$34,553	$31,274	$101,551	$90,706
Add change in deferred revenue, net of foreign exchange	(375)	(670)	5,181	3,001
Bookings (1)	$34,178	$30,604	$106,732	$93,707
(1) Bookings is inclusive of MailStore since the acquisition date in December 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cash provided by operating activities	$1,993	$3,987	$8,540	$14,587
Subtract capital expenditures	(3,367)	(5,562)	(8,273)	(10,602)
Add payments related to corporate headquarter relocation	—	3,649	1,309	3,803
Add acquisition-related payments	516	—	897	—
Add hostile takeover-related payments	128	—	1,791	—
Add CEO transition expenses	—	—	29	—
Add cash portion of lease exit charge	75	—	786	—
Add litigation-related payments	2,030	—	2,039	—
Free cash flow	$1,375	$2,074	$7,118	$7,788
Liquidity and Capital Resources
As of September 30, 2015, we had cash and cash equivalents and marketable securities of $62.6 million, which consisted of cash, money market funds, U.S. agency and treasury securities, and certificates of deposit. We have available borrowings under our revolving credit facility of up to $25 million, which we can draw down on through May 6, 2018.
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
Cash flows
The following table summarizes our net cash inflows (outflows) for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$8,540	$14,587
Net cash provided by (used in) investing activities	8,315	(10,585)
Net cash (used in) provided by financing activities	(1,170)	1,885
Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.
In the nine months ended September 30, 2015, cash provided by operating activities was $8.5 million, which was primarily driven by a $5.2 million increase in deferred revenue associated with an increase in subscription sales and customer growth. Net cash inflows from operating activities for the nine months ended September 30, 2015 included non-cash charges of $17.6 million, primarily comprised of $10.3 million of depreciation and amortization and $7.4 million of stock-based compensation expense, and an increase in working capital of $2.5 million and other assets and long-term liabilities of $0.2 million. These cash inflows were partially offset by our net loss of $17.0 million.
In the nine months ended September 30, 2014, cash provided by operating activities was $14.6 million, which was primarily driven by a $3.0 million increase in deferred revenue associated with the increase in subscription sales and customer growth. Net cash inflows from operating activities for the nine months ended September 30, 2014 included non-cash charges of $13.7 million, including $9.4 million of depreciation and amortization and $4.3 million of stock-based compensation, and an increase in other assets and long-term liabilities of $4.0 million. These cash inflows were partially offset by our net loss of $4.2 million and a decrease in working capital of $1.9 million, due to timing of payments and customer receipts.
Investing activities
In the nine months ended September 30, 2015, cash provided in investing activities was $8.3 million, which was primarily driven by a $17.5 million increase in cash relating to proceeds from maturities of marketable securities and derivatives, a $0.7 million increase relating to a decrease in restricted cash, and a $0.1 million increase related to proceeds from the sale of property, plant, and equipment. These cash inflows were partially offset by capital expenditures of $8.3 million, a purchase of marketable securities and derivatives of $0.7 million, and the use of $1.0 million, net of cash acquired, in connection with the acquisition of Rebit.
In the nine months ended September 30, 2014, cash used in investing activities was $10.6 million, consisting of capital expenditures of $10.6 million.
Financing activities
In the nine months ended September 30, 2015, cash used in financing activities was $1.2 million, which was primarily driven by a $3.0 million repurchase of common stock, partially offset by net proceeds from the exercise of stock options of $1.8 million.
In the nine months ended September 30, 2014, cash provided by financing activities was $1.9 million, consisting of net proceeds from the exercise of stock options.
Off-balance sheet arrangements
As of September 30, 2015, we did not have any off-balance sheet arrangements.
Contractual obligations
The following table summarizes our contractual obligations at September 30, 2015 (in thousands):

	Payment Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Office lease obligations	$20,001	$2,373	$4,430	$6,362	$6,836
Hosting facility lease obligations	3,982	2,689	1,293	—	—
Other purchase commitments	3,825	2,772	1,010	43	—
Total	$27,808	$7,834	$6,733	$6,405	$6,836

(1) The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.  There have been no material changes to our uncertain tax positions in the third quarter of 2015.

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
We also lease a small amount of general office space in Sunnyvale, California and Munich, Germany under lease agreements that expire in March 2020 and July 2020, respectively. In connection with our acquisition of MailStore in December 2014, we acquired a small office in Viersen, Germany under a lease agreement that expires in August 2016.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

On August 30, 2010, Oasis Research, LLC (“Oasis Research”) sued us and 17 other defendants in the United States Court for the Eastern District of Texas (the “Court”) alleging infringement of certain of Oasis Research’s patents. A trial was held in March 2013 and a jury verdict was returned against Oasis Research finding that all of the asserted patents were invalid based on a failure to list an inventor. On January 8, 2015, the Court granted Oasis Research’s motion for Judgment as a Matter of Law under Rule 50(b) and Alternative Request for a New Trial under Rule 59(a). Consequently, all other issues remain in the case, including alleged infringement, invalidity, and Oasis Research’s claims under the Racketeer Influenced and Corrupt Organizations (“RICO”) Act. The Court has currently scheduled a trial on the RICO claims to begin in November 2015 and a trial on alleged infringement and invalidity to begin in December 2015. Based on its investigation to date, we believe that all asserted patents are not valid and/or our products and services do not infringe. We also believe we have not violated the RICO statute. In October 2015, the parties participated in a mediation and subsequently entered into a confidential agreement to dismiss all matters in the pending cases with prejudice.  As of September 30, 2015, we recorded an accrual of $1.5 million related to these matters.

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

(a) Sale of Unregistered Securities
Not applicable. The Company did not sell unregistered securities in the three months ended September 30, 2015.

(b) Use of Proceeds
Not applicable. The Company did not receive proceeds for the sale of unregistered securities in the three months ended September 30, 2015.

(c) Issuer Purchases of Equity Securities
The following table is a summary of our repurchases of our common stock in the third quarter of 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans of Programs (3)
July 1, 2015 - July 31, 2015	—	$—	—	$—
August 1, 2015 - August 31, 2015	2,985	$11.28	—	$17,011,264
September 1, 2015 - September 30, 2015	—	$—	—	$—
	2,985	$11.28	—	$17,011,264

(1)
Shares of Common Stock were withheld by the Company from the recipient when the vested restricted stock units were settled, in order to satisfy withholding obligations of the Company as a result of the vesting of restricted stock units.

(2)	The price of the shares withheld were determined by the fair market value determined as of the effective date when taxes otherwise would have been withheld in cash.
(3)
In May 2015, our Board of Directors authorized a $20.0 million share repurchase program, announced on May 14, 2015 and effective from May 15, 2015 through May 15, 2018. During the nine months ended September 30, 2015, we repurchased in the aggregate 274,700 shares of our common stock pursuant to the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits
10.1	Seventh Amendment to Turn Key Datacenter Lease with GIP Wakefield, dated as of September 29, 2015.
10.2	Second Amendment to Credit Agreement with SVB, dated as of October 30, 2015.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated: November 9, 2015	By:	/s/ Mohamad Ali
Mohamad Ali
Chief Executive Officer

Dated: November 9, 2015	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer

Dated: November 9, 2015	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Accounting Officer