Form 10-K
period 2015-12-31
Carbonite Inc
filed 2016-03-08
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $242,932,539.
As of February 29, 2016, there were 26,969,626 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARBONITE, INC.

PART I
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (this "Annual Report"), including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential,” and similar expressions, as well as the negatives thereof, as they relate to us, our business, our management, and our industry, are intended to identify forward-looking statements. In light of risks and uncertainties discussed in this Annual Report, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. These risks include, but are not limited to, those set forth under Item 1A of this Annual Report.
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
Overview
Carbonite, Inc. (together with its subsidiaries, "Carbonite", the "Company", "our", "we", or "us") provides cloud and hybrid business continuity solutions. Our solutions provide powerful features packaged in a cost-effective, simple and secure manner and are designed to address the specific needs of small and medium-sized businesses ("SMBs"), and individuals.
Carbonite was incorporated on February 10, 2005 and is a Delaware corporation. Our principal executive offices are located at 2 Avenue de Lafayette, Boston, Massachusetts. We founded Carbonite on one simple idea: all computers need to be backed up, and in this always connected and highly mobile world, cloud backup is the ideal approach. Our goal is to enable a world in which important data is always protected, available and useful. Today, our cloud and hybrid business continuity solutions help keep businesses in business.
We derive our revenue principally from subscription fees, with a consistently strong customer retention rate and a scalable infrastructure to support our growth. We generated revenue of $136.6 million in 2015. We continue to invest in customer acquisition, and as a result our bookings have grown from $80.9 million in 2011 to $144.1 million in 2015. For a reconciliation of bookings to revenue for the last five years, see “Selected Consolidated Financial and Other Data.”
Industry Trends
Trends on several fronts are fueling growth opportunities for Carbonite.
The first is the proliferation of data. International Data Corporation ("IDC") predicts the amount of data users create and copy will increase exponentially from 4.4 zettabytes in 2013 to 44 zettabytes in 2020, and IT professionals will deal with around 230 gigabytes ("GB") of data per person1. We believe that this rapid growth in data will continue to drive demand for business continuity solutions.

The second driver is threats to data. The number of cyberattacks where malware holds user data “hostage” is expected to grow in 2016 as hackers target more companies and advanced software is able to compromise more types of data. Research indicates more than 4 million attacks in the second quarter of 2015, compared to fewer than 1.5 million in the third quarter of 2013. We expect this trend to drive adoption of business continuity solutions as consumers and small businesses seek solutions to protect their data to avoid falling prey to criminals.2
Finally, research indicates that business continuity and disaster recovery will continue to grow, demonstrating continued spend in our core markets. IDC estimates the worldwide data protection and recovery software market will reach $8.2 billion in 20193 and Gartner, Inc. ("Gartner"), an industry analyst firm, expects the disaster recovery as a service sector ("DRaaS") to grow at a robust 30% CAGR, outpacing the traditional disaster recovery market by 20184.
As data growth and data threats continue to drive the need for data protection and recovery solutions, we believe research indicates that Carbonite is well-positioned to take full advantage of future spending trends in cloud and hybrid business continuity.
___________________________
1EMC Digital Universe Study, with data and analysis by IDC, April 2014.
2McAfee 2016 Threats Predictions, 2016
3IDC Market Forecast: Worldwide Data Protection and Recovery Software Forecast, 2015-2019, September 2015
4Gartner Magic Quadrant for Disaster Recovery as a Service, April 2015
Our Solutions
We believe that our customers purchase our cloud and hybrid business continuity solutions because they provide powerful features packaged in a cost-effective, simple and secure manner. We make it easy for customers to recover their files, and we provide anytime, anywhere access and high quality customer support.
We believe that our solutions provide the following benefits to all of our customers:
Power: Full-featured cloud and hybrid solutions that rival complex and expensive enterprise solutions, designed to meet the needs of SMBs and individuals.
Simplicity: Consumer-like user interface that makes our solutions easy to use and maintain.
Security: Proven, modern technology that provides peace of mind that our customers' data is safe. We encrypt all customer files before they are transmitted to our data centers, guarding against unauthorized access to stored files and ensuring a high level of data security. In addition, we employ state-of-the-art data center security measures intended to prevent intrusions.
Value: We provide comprehensive solutions at an affordable, predictable price, from a single vendor.
Our Key Competitive Strengths

We believe that our key competitive strengths include the following:

Proprietary backup architecture. Our entire infrastructure is designed and optimized for business continuity, which is a low transaction speed, high volume, write mostly application. We believe that our average storage costs per subscriber are lower than those realized by typical general purpose data center storage systems, providing us with lower cost of service and greater return on investment.

Significant intellectual property portfolio. We have a significant intellectual property portfolio relating to our solutions, including 27 patents and 20 patents pending. CARBONITE is a registered trademark in the U.S. and in over 30 other countries, including countries in the European Union.

Comprehensive customer support. We believe that our customer support is more comprehensive than that offered by our primary competitors in the cloud backup market and aids in our customer retention. Telephone, live chat, and email customer support are included in our subscription fee.

Brand awareness. We believe that we have among the highest brand awareness in the cloud backup market. We promote our brand through our multi-channel marketing program, which includes a broad presence in radio, online display advertising, print advertising, paid and natural search, and an affiliate and reseller network.

Our Offerings
We intend to be a leading provider of business continuity solutions that keep businesses in business. Our suite of solutions include:
Carbonite Personal: For individuals, we offer annual plans that include unlimited cloud backup for one computer at three different service levels including Personal Basic, Personal Plus and Personal Prime. All plans offer discounts for multi-year subscriptions.

Carbonite Pro: Our small business solutions automatically back up files to the cloud and include an unlimited number of devices for an annual flat fee based on the amount of storage needed. We offer annual plans at three different service levels:

•	Pro Basic - Automatic cloud backup for unlimited computers, external hard drives and NAS devices, includes 250GB of starter cloud storage.

•	Pro Prime -All the protection of Pro Basic plus support for windows file servers, remote deployment & management for PCs and 500GB of starter cloud storage.

•	Pro Advanced Bundle - A complete disaster recovery solution with bare metal recovery for unlimited servers and automatic cloud backup for unlimited computers.
Carbonite Server Backup: Our hybrid server backup solution protects an unlimited number of physical and virtual servers, and offers advanced management capabilities including scheduling, retention, bandwidth and compression settings, and detailed monitoring and reporting via a personalized server dashboard. We offer annual plans at three different service levels:

•	Server Essentials - Protects an unlimited number of physical or virtual servers, both locally and in the cloud, with no per server or per application licensing.

•	Server Advanced - A true backup and disaster recovery solution that gives businesses bare metal recovery and flexible, granular protection for their critical server data.

•	Server Pro Bundle - A complete disaster recovery solution with bare metal recovery for unlimited servers and automatic cloud backup for unlimited workstations.
MailStore: MailStore offers comprehensive market solutions in terms of performance, stability, functionality and simplicity to meet the specific email archiving needs of SMBs. Our three solutions include MailStore Server, MailStore Provider Edition and MailStore Home.
The following table sets forth key features of our powerful yet simple solutions:

	Carbonite Personal	Carbonite Pro	Carbonite Server	MailStore
Pricing	From $60/year	From $270/year	From $900/year	From $190
Features	Automatic cloud backup for 1 PC or Mac with unlimited cloud storage Protection of photos, documents, music and more
Automatic cloud backup for unlimited computers, NAS, and external drives

Remote deployment and management of custom backup policies

Easily access, restore and manage files from the web portal and free apps
			Software-based hybrid backup and recovery for unlimited servers Bare metal restore allows complete recovery from system image Granular protection for SQL, Exchange, Hyper-V, System State and more	Creates 1:1 copies of all emails in a central archive to ensure long-term security and availability of data Supports archiving of Microsoft Exchange, Office 365, Gmail and other leading systems
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

Our Proprietary Server Software
At the core of our offerings is our proprietary server software designed specifically for cloud backup. The server software is comprised of two major components: the Carbonite Communications System ("CCS") and the Carbonite File System ("CFS"). CCS moves customer data between our software installed on our customers’ computers and CFS running on our storage servers. CCS also balances loads across our server network. CFS manages the write-mostly database of stored files with the flexibility to operate on a wide variety of readily available third-party storage hardware.
We invest heavily in the development of our technologies. In 2015, 2014 and 2013, we spent $28.1 million, $24.1 million and $20.9 million, respectively, on research and development. Our proprietary technologies are fundamental to our value proposition as they enable us to deliver the following benefits:
Scalability. We add storage capacity at the rate of approximately one petabyte every month. CCS allows us to automatically balance processing and storage capacity across our large and expanding server network. CFS allows us to easily add storage capacity across multiple physical locations by automatically integrating new storage servers into our existing infrastructure.
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
Marketing and Sales
Our marketing and sales efforts are focused on three primary goals: building brand awareness, acquiring customers at a low cost, and retaining existing customers. Our advertising reinforces our brand by emphasizing ease of use, affordability, security and reliability. We use radio advertising, online display advertising, print advertising, paid search, direct marketing, and affiliate and reseller marketing. Our public relations efforts include engaging the traditional press, new media, industry influencers and social networks. Our distribution strategy is designed to sell large volumes of our solutions through our sales channel relationships including resellers.
Marketing. Our revenue is derived from two primary sources: consumers who sign up for Carbonite solutions on our website in response to our direct marketing campaigns, and small and midsized businesses who buy directly from our website, our inside sales team or from our network of reseller partners. Our marketing efforts are designed to attract prospective customers and enroll them as paying customers, either through immediate sale, free trials or communication of the benefits of our solutions and development of ongoing relationships.
Channel distribution. In order to further penetrate the extensive and diverse population of small businesses, we have and will continue to invest in our sales channel relationships. Our network of sales channel relationships includes distributors, resellers and retailers and is designed to sell large volumes of our relatively low-priced solutions to SMB customers.
Retention. Our customer retention efforts are focused on establishing and maintaining long-term relationships with our customers by delivering a compelling customer experience and superior value, communicating regularly with customers through email, on-site messaging, and other media, and creating positive interactions with our customer support team. We monitor developing trends in subscription durations, renewals, and customer satisfaction to maximize our customer retention. We offer incentives to customers to purchase multi-year subscriptions, which we believe helps to increase our customer retention. As of December 31, 2015, 2014 and 2013, 27%, 25%, and 28%, respectively, of our customers had multi-year subscriptions.
Intellectual Property
We believe that the strength of our brand and the functionality of our software help differentiate us from our competitors. As such, our success depends upon our ability to protect our technologies and intellectual property, including our proprietary server software, which allows us to move and store vast amounts of customer data. To protect our intellectual property, we rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions. CARBONITE is a registered trademark in the U.S. and in over 30 other countries, including countries in the European Union. Carbonite also has additional registrations and/or pending applications for additional marks in the U.S. and/or other countries, including but not limited to “Carbonite The Better Backup Plan”, “Back it up. Get it back”, “Because Your Life is On Your Computer” Logo, "Carbonite" and the Green Dot Logo, Carbonite Lock Logo, Phanfare, Zmanda and the Z logo and Chinese character representations for Carbonite. In addition, we have 27 issued patents, expiring at various times between 2021 and 2031, and 20 pending patent applications in the U.S. and internationally that cover both our technical infrastructure and our key usability and design concepts.
Competition
Our market is rapidly evolving due to technological advances that are driving changes in the way SMBs operate. Over the past few years, competition has intensified, and we expect this to continue with market consolidation, the introduction of new technologies, and introduction of new market entrants. We compete against many companies across the data protection, disaster recovery and storage industries, ranging from those who provide a wide array of IT services, to those who provide only a specific business continuity product, to distributors and resellers. We expect many of our actual and potential competitors and solutions to change, as we expand further into the SMB market and as the markets we compete in continue to evolve.
We believe key factors to successfully compete in any of our markets include ease of installation and use, value, cloud storage, data security, reliability, and brand reputation. We believe that Carbonite competes favorably with respect to each of the key factors by providing powerful, yet simple cloud and hybrid business continuity solutions. Our offerings are easy-to-use, affordable, secure, include a variety of storage capacity options, and enable anytime, anywhere access to files.
Employees
As of December 31, 2015, we had 611 full-time and 12 part-time employees. Of our full-time employees, 295 were in operations and support, 115 were in sales and marketing, 106 were in research and development, and 95 were in general and administrative functions. None of our employees are covered by collective bargaining agreements.
Subsequent Events
On January 13, 2016, Carbonite, Inc. and its wholly owned subsidiaries, Carbonite Cloud Backup (Canada) Inc., Carbonite GmbH, and Carbonite Operations BV, completed the acquisition of the North American cloud-based business continuity and disaster recovery assets of EVault, Inc. (“EVault”) as contemplated by that certain Asset Purchase Agreement, dated as of December 15, 2015, with EVault and Seagate Technology (US) Holdings, Inc. as sole shareholder of EVault (the "EVault Acquisition"). We acquired substantially all of the assets utilized in EVault's operations for cash consideration of $14 million. We expect to complete the acquisition of the European Union assets of EVault in the first quarter of 2016, subject to applicable laws, compliance requirements and customary closing conditions.
We are in the process of gathering information to complete our preliminary valuation of certain assets and liabilities acquired as part of the transaction in order to complete acquisition accounting.
Available Information
We file reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings required by the SEC. We make available on our website (www.carbonite.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These materials are available free of charge on or through our website via the Investor Relations page at www.carbonite.com. References to our website address in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this Annual Report or incorporated in this Annual Report by reference.
The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.
Risks Related to Our Business

We have experienced periods of losses and negative cash flow since our inception, and we may not be able to sustain profitability or positive cash flow in the future.
We experienced net losses of $10.6 million for 2013, $9.4 million for 2014, and $21.6 million for 2015 and we have an accumulated deficit of approximately $160.9 million as of December 31, 2015. While we have experienced revenue growth over these same periods, we may not be able to achieve profitability in the future or on a consistent basis. We expect to continue making significant expenditures to develop and expand our business, including for advertising, customer acquisition, technology infrastructure, storage capacity, product development, and international expansion, in an effort to increase and service our customer base. We also expect that our results may fluctuate due to a variety of factors described elsewhere in this Annual Report, including the timing and amount of our advertising expenditures, which are seasonal, the timing and amount of expenditures related to the development of technologies and solutions, and to defend intellectual property infringement and other claims. We may also incur increased losses and negative cash flow in the future for a variety of reasons, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events.
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
Demand for our cloud and hybrid backup solutions is sensitive to price. Many factors, including our advertising, customer acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free solutions or services that compete with our solutions. Similarly, certain competitors may use internet-based marketing strategies that enable them to acquire customers at a lower cost than us. There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue and operating results.
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
We have in the past incurred, and will continue to incur, significant research and development expenses as we strive to remain competitive. New product development and market introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•	the difficulty in forecasting customer preferences or demand accurately;

•	the inability to expand solution capacity to meet demand for new solutions;

•	the inability to successfully manage the transition from older solutions;

•	the impact of customers’ demand for new solutions on the solutions being replaced, thereby causing a decline in sales of existing solutions and an excessive, obsolete supply of inventory;

•	delays in initial shipments of new solutions;

•	adapting to emerging and evolving industry standards and to technological developments by our competitors and customers;

•	entering into new or unproven markets with which we have limited experience

•	the response of competitors to the introductions of new solutions; and

•	the desire by customers to evaluate new solutions for extended periods of time.
Our failure to introduce new or enhanced solutions on a timely basis, keep pace with rapid industry, technological or market changes or effectively manage the transitions to new solutions or new technologies could have a material adverse effect on our business, results of operations or financial condition.
We may not be able to respond to rapid technological changes with new solutions, which could have a material adverse effect on our operating results.
The cloud and hybrid business continuity market is characterized by rapid technological change and frequent new solution and service introductions. Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing solutions, introduce new features and solutions, and sell into new markets. We are in the process of addressing the challenges of dynamic and accelerating market trends, such as the decline in the PC market, the market shift towards tablets within mobility and architectural shifts in the provision of security and storage solutions, all of which has made it more difficult for us to compete effectively and requires us to improve our solutions and service offerings. Customers may require features and capabilities that our current solutions do not have. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our solutions, and may adversely impact our operating results.
Additionally, the process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends or if we fail to achieve the benefits expected from our investments, our business could be harmed. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position and we must commit significant resources to developing new solutions before knowing whether our investments will result in solutions the market will accept. Our new solutions or solution enhancements could fail to attain sufficient market acceptance for many reasons, including:

•	delays in releasing our new solutions or enhancements to the market;

•	failure to accurately predict market demand or customer demands;

•	inability to protect against new types of attacks or techniques used by hackers;

•	defects, errors or failures in their design or performance;

•	negative publicity about their performance or effectiveness;

•	introduction or anticipated introduction of competing solutions by our competitors;

•	poor business conditions for our customers, causing them to delay IT purchases;

•	the perceived value of our solutions or enhancements relative to their cost;

•	easing of regulatory requirements around security or storage; and

•	reluctance of customers to purchase solutions incorporating open source software.
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
We derive, and expect to continue to derive, substantially all of our revenue from the sale of our cloud and hybrid backup solutions, a rapidly changing market. Changes in customer preferences for cloud solutions may have a disproportionately greater impact on us than if we offered multiple solutions and services. The market for cloud solutions is subject to rapidly changing customer demand and trends in preferences. Some of the potential factors that could affect interest in and demand for cloud solutions include:

•	awareness of our brand and the cloud and hybrid backup solutions category generally;

•	the appeal and reliability of our solutions;

•	the price, performance, features, and availability of solutions and services that compete with ours;

•	public concern regarding privacy and data security;

•	our ability to maintain high levels of customer satisfaction; and

•	the rate of growth in cloud solutions generally.
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
We generate substantially all of our revenue from the sale of subscriptions to our solutions. In order to grow, we must continue to attract a large number of customers on a cost-effective basis, many of whom have not previously used cloud backup solutions. We use and periodically adjust a diverse mix of advertising and marketing programs to promote our solutions. Significant increases in the pricing of one or more of our advertising channels would increase our advertising costs or cause us to choose less expensive and perhaps less effective channels. As we add to or change the mix of our advertising and marketing strategies, we may expand into channels with significantly higher costs than our current programs, which could adversely affect our operating results. We may incur advertising and marketing expenses significantly in advance of the time we anticipate recognizing any revenue generated by such expenses, and we may only at a later date, or never, experience an increase in revenue or brand awareness as a result of such expenditures. Additionally, because we recognize revenue from customers over the terms of their subscriptions, a large portion of our revenue for each quarter reflects deferred revenue from subscriptions entered into during previous quarters, and downturns or upturns in subscription sales or renewals may not be reflected in our operating results until later periods. We have made in the past, and may make in the future, significant investments to test new advertising, and there can be no assurance that any such investments will lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective advertising programs, our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our operating results may suffer.

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
A significant portion of our customers first try our solutions through free trials. We seek to convert these free trial users to paying customers of our solutions. If our rate of conversion suffers for any reason, our revenue may decline and our business may suffer.
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
We maintain a network of active partners and distributors, which refer customers to us through links on their websites or outbound promotion to their customers. The number of customers that we are able to add through these relationships is dependent on the marketing efforts of our partners and distributors, over which we have little control. If we are unable to maintain our contractual relationships with existing partners and distributors, or establish new contractual relationships with potential partners and distributors, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us.
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
Our solutions, as well as those of our competitors, are regularly reviewed in computer and business publications. Negative reviews, or reviews in which our competitors’ solutions and services are rated more highly than our solutions, could negatively affect our brand and reputation. From time-to-time, our customers express dissatisfaction with our solutions, including, among other things, dissatisfaction with our customer support, our billing policies, and the way our solutions operate. If we do not handle customer complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence, and they may choose not to renew their subscriptions. In addition, many of our customers participate in online blogs about computers and internet services, including our solutions, and our success depends in part on our ability to generate positive customer feedback through such online channels where consumers seek and share information. If actions that we take or changes that we make to our solutions upset these customers, their blogging could negatively affect our brand and reputation. Complaints or negative publicity about our solutions or billing practices could adversely impact our ability to attract and retain customers and our business, financial condition, and operating results.
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
In addition, while we operate and maintain elements of our websites and network infrastructure, some elements of this complex system are operated by third parties that we do not control and that would require significant time to replace. We expect this dependence on third parties to increase. In particular, we utilize Amazon Web Services and Google Cloud Storage to provide us with some computing and storage capacity pursuant to agreements that continue until terminated upon written notice by either party. All of these third-party systems are located in data center facilities operated by third parties. Our data center leases expire at various times in 2016 and 2018 with rights of extension. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer that portion of our computing and storage capacity to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.
Interruptions in our own systems, the third-party systems on which we rely, or the use of our data center facilities, whether due to system failures, computer viruses, physical or electronic break-ins, damage or interruption from human error, power losses, natural disasters or terrorist attacks, hardware failures, systems failures, telecommunications failures or other factors, could affect the security or availability of our websites and infrastructure, prevent us from being able to continuously back up our customers’ data or our customers from accessing their stored data, and may damage our customers’ stored files. Any financial difficulties, such as bankruptcy, faced by our third-party data center operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Moreover, if our third-party data center providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Interruptions in our services might reduce our revenue, cause us to issue credits or refunds to customers, subject us to potential liability, or harm our renewal rates.
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
Our proprietary systems provide redundancy at the disk level, but do not keep separate, redundant copies of stored customer files. Instead, we rely on the fact that our customers, in effect, back up our system by maintaining the primary instance of their files. We do not intend to create redundant backup sites for our solutions. As such, a total failure of our systems, or the failure of any of our systems, could result in the loss of or a temporary inability to back up our customers’ data and result in our customers being unable to access their stored files. If one of our data centers fails at the same time that our customers’ computers fail, we would be unable to provide stored copies of their data. If this were to occur, our reputation could be compromised and we could be subject to liability to the customers that were affected.
Our success depends on our customers’ continued high-speed access to the internet and the continued reliability of the internet infrastructure.
Our business depends on our customers’ high-speed access to the internet, as well as the continued maintenance and development of the internet infrastructure. The future delivery of our solutions will depend on third-party internet service providers to expand high-speed internet access, to maintain a reliable network with the necessary speed, data capacity and security, and to develop complementary solutions and services, including high-speed modems, for providing reliable and timely internet access and services. All of these factors are out of our control. To the extent that the internet continues to experience an increased number of users, frequency of use, or bandwidth requirements, the internet may become congested and be unable to support the demands placed on it, and its performance or reliability may decline. Any internet outages or delays could adversely affect our ability to provide services to our customers.
If the security of our customers’ confidential information stored in our systems is breached or their stored files are otherwise subjected to unauthorized access, our reputation and business may be harmed, and we may be exposed to liability.
Our customers rely on our solutions to store digital copies of their files, including financial records, business information, photos, and other personally meaningful content. We also store credit card information and other personal information about our customers. An actual or perceived breach of our network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ stored files could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of customers to provide us with their credit card or payment information, an unwillingness of our customers to use our solutions, harm to our reputation and brand, loss of our ability to accept and process customer credit card orders, and time-consuming and expensive litigation. If this occurs, our business and operating results could be adversely affected. Third parties may be able to circumvent our security by deploying viruses, worms, and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks and we may not immediately discover these attacks or attempted infiltrations. Further, outside parties may attempt to fraudulently induce our employees, consultants, or affiliates to disclose sensitive information in order to gain access to our information or our customers’ information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world. As a result, we may be unable to proactively address these techniques or to implement adequate preventative or reactionary measures. In addition, employee or consultant error, malfeasance, or other errors in the storage, use, or transmission of personal information could result in a breach of customer or employee privacy. We maintain insurance coverage to mitigate the potential financial impact of these risks; however, our insurance may not cover all such events or may be insufficient to compensate us for the potentially significant losses, including the potential damage to the future growth of our business, that may result from the breach of customer or employee privacy.
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

Our solutions are complex and operate in a wide variety of environments, systems, applications and configurations, which could result in errors or solution failures.
Because we offer very complex solutions, undetected errors, failures, or bugs may occur, especially when solutions are first introduced or when new versions are released. Our solutions are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our solutions or may expose undetected errors, failures, or bugs in our solutions. Our customers’ computing environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. In addition, despite testing by us and others, errors, failures, or bugs may not be found in new solutions or releases until after distribution. In the past, we have discovered software errors, failures, and bugs in certain of our solution offerings after their introduction and, in some cases, have experienced delayed or lost revenues as a result of these errors.
Errors, failures, or bugs in solutions released by us could result in negative publicity, damage to our brand, returns, loss of or delay in market acceptance of our solutions, loss of competitive position, or claims by customers or others. Many of our end-user customers use our solutions in applications that are critical to their businesses and may have a greater sensitivity to defects in our solutions than to defects in other, less critical, software solutions. In addition, if an actual or perceived breach of information integrity or availability occurs in one of our end-user customer’s systems, regardless of whether the breach is attributable to our solutions, the market perception of the effectiveness of our solutions could be harmed. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our solution licensing, which could cause us to lose existing or potential customers and could adversely affect our operating results.
We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.
We receive, store, and process personal information and other customer data. Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently complex and evolving, and it is likely to remain uncertain for the foreseeable future. There are numerous federal, state, local, and foreign laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules. We generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Our customers may also accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, if third parties that we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. Any significant change to applicable laws, regulations, or industry practices regarding the use or disclosure of our customers’ data, or regarding the manner in which the express or implied consent of customers for the use and disclosure of such data is obtained, could require us to modify our solutions and features, possibly in a material manner, and may limit our ability to develop new services and features that make use of the data that our customers voluntarily share with us.
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
Our quarterly and annual operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly or annual operating results or guidance fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. The following factors, among others, could cause fluctuations in our quarterly or annual operating results or guidance:

•	our ability to attract new customers and retain existing customers;

•	our ability to accurately forecast revenue and appropriately plan our expenses;

•	our ability to introduce new solutions;

•	the actions of our competitors, including pricing changes or the introduction of new solutions;

•	our ability to effectively manage our growth;

•	the mix of annual and multi-year subscriptions at any given time;

•	seasonal variations or other cyclicality in the demand for our solutions, including the purchasing and budgeting cycles of our small business customers;

•	the timing and cost of advertising and marketing efforts;

•	the timing and cost of developing or acquiring technologies, services, or businesses;

•	the timing, operating cost, and capital expenditures related to the operation, maintenance, and expansion of our business;

•	service outages or security breaches and any related impact on our reputation;

•	our ability to successfully manage any future acquisitions of businesses, solutions, or technologies;

•	the impact of worldwide economic, industry, and market conditions and those conditions specific to internet usage and online businesses;

•	costs associated with defending intellectual property infringement and other claims; and

•	changes in government regulation affecting our business.
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

We do not expect that disclosure controls or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially and adversely impact us.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, valuation of inventory and accounting for income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

Changes in financial accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our business and financial results.

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
We may in the future continue to acquire complementary solutions, services, technologies, or businesses. We may also enter into relationships with other businesses to expand our portfolio of solutions or our ability to provide our solutions in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. We do not have substantial experience with integrating and managing acquired businesses or assets. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.
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
The integration of an acquired company requires, among other things, coordination of administrative, sales and marketing, accounting and finance functions, and expansion of information and management systems. Integration may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures. We may not be able to retain key employees of an acquired company. Additionally, the process of integrating a new solution or service may require a disproportionate amount of time and attention of our management and financial and other resources. Any difficulties or problems encountered in the integration of a new solution or service could have a material adverse effect on our business.
The integration of an acquired company may cost more than we anticipate, and it is possible that we will incur significant additional unforeseen costs in connection with such integration, which may negatively impact our earnings.
In addition, we may only be able to conduct limited due diligence on an acquired company’s operations. Following an acquisition, we may be subject to liabilities arising from an acquired company’s past or present operations, including liabilities related to data security, encryption and privacy of customer data, and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. Any liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition.
Even if successfully integrated, there can be no assurance that our operating performance after an acquisition will be successful or will fulfill management’s objectives.
We may be unsuccessful in managing or expanding our operations, which could adversely affect our operating results.
We have office locations throughout the United States and in various international locations, including Germany, the Netherlands and Switzerland. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, our business may be adversely affected. As we expand our business, we add complexity to our organization and must expand and adapt our operational infrastructure and effectively coordinate throughout our organization. As a result, we have incurred and expect to continue to incur additional expense related to our continued growth. Failure to manage any future growth effectively could result in increased costs, negatively impact our customers’ satisfaction with our solutions, and harm our operating results.
The loss of one or more of our key personnel, or our failure to attract, integrate, and retain other highly qualified personnel, could harm our business.
We depend on the continued service and performance of our key personnel. We do not have long-term employment agreements with any of our officers or key employees. In addition, many of our key technologies and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, products development, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In addition, several of our key personnel have only recently been employed by us, and we are still in the process of integrating these personnel into our operations. Our failure to successfully integrate these key employees into our business could adversely affect our business.
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity that they are to receive in connection with their employment. In addition, employees may be more likely to voluntarily exit the Company if the shares underlying their vested and unvested options, as well as unvested restricted stock units, have significantly depreciated in value resulting in the options they are holding being significantly above the market price of our common stock and the value of the restricted stock units decreasing. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be severely harmed.
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
As of December 31, 2015, we had federal, state, and foreign net operating loss carryforwards, or NOLs, of $110.1 million, $73.4 million, and $5.5 million, respectively, available to offset future taxable income, which expire in various years through 2033 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. Based upon our analysis as of December 31, 2015, there was no ownership change experienced during 2015. If changes in our ownership occur in the future, our ability to use NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results and the market price of our common stock.
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
Our future success and competitive position depend in large part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. CARBONITE is a registered trademark in the U.S. and in over 30 other countries, including countries in the European Union. Carbonite also has additional registrations and pending applications for additional marks in the U.S. and other countries. We cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We currently have 27 issued patents and 20 pending patent applications in the U.S. and internationally. We cannot assure you that any patents will issue from any such patent applications, that patents that issue from such applications will give us the protection that we seek, or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. To counter infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time-consuming to litigate. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop others from using the technology at issue on the grounds that our patent(s) do not cover such technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not being issued.
There can be no assurance that the steps that we take will be adequate to protect our technologies and intellectual property, that our trademark and patent applications will lead to registered trademarks or issued patents, that others will not develop or patent similar or superior technologies, solutions, or services, or that our trademarks, patents, and other intellectual property will not be challenged, invalidated, or circumvented by others. Furthermore, effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our services are available or where we have employees or independent contractors. In addition, the legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in internet-related industries are uncertain and still evolving. If our efforts to protect our technologies and intellectual property are inadequate, the value of our brand and other intangible assets may be diminished and competitors may be able to mimic our solutions and methods of operations. Any of these events could have a material adverse effect on our business, financial condition, and operating results.
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
We rely on software licensed from third parties to develop and offer our solutions. In addition, we may need to obtain future licenses from third parties to use intellectual property associated with the development of our solutions, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software required for the development and maintenance of our solutions could result in delays in the provision of our solutions until equivalent technology is either developed by us, or, if available from others, is identified, obtained, and integrated, which delay could harm our business. Any errors or defects in third-party software could result in errors or a failure of our solutions, which could harm our business.
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

Risks Related to Ownership of our Common Stock

Our stock price may be volatile due to fluctuations in our operating results and other factors, each of which could cause our stock price to decline and you may be unable to sell your shares at or above the price at which you purchased your stock.

Shares of our common stock were sold in our initial public offering in August 2011 at a price of $10.00 per share, and our common stock has subsequently traded as high as $21.10 and as low as $5.75. An active, liquid, and orderly market for our common stock may not be developed or sustained, which could depress the trading price of our common stock. The market price for shares of our common stock could be subject to significant fluctuations in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price for shares of our common stock to fluctuate include:

•	price and volume fluctuations in the overall stock market from time to time;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	actual or anticipated fluctuations in our key operating metrics, financial condition, and operating results;

•	loss of existing customers or inability to attract new customers;

•	actual or anticipated changes in our growth rate;

•	announcements of technological innovations or new offerings by us or our competitors;

•	our announcement of actual results for a fiscal period that are lower than projected or expected or our announcement of revenue or earnings guidance that is lower than expected;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our solutions to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive solutions or services;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant solutions or services, contracts, acquisitions, or strategic alliances;

•	regulatory developments in the U.S. or foreign countries;

•	actual or threatened litigation involving us or our industry;

•	additions or departures of key personnel;

•	general perception of the future of the cloud backup market or our solutions;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	sales of our shares of common stock by our existing stockholders;

•	changes in general economic, industry, and market conditions; and

•	major changes in our Board of Directors or management or departures of key personnel.
In addition, the stock market in general, and the market for internet-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources, and harm our business, financial condition, and operating results. In addition, recent fluctuations in the financial and capital markets have resulted in volatility in securities prices.

Our failure to raise additional capital or generate the cash flows necessary to expand our operations and invest in our business could reduce our ability to compete successfully.
Although we currently anticipate that our available funds will be sufficient to meet our cash needs for the next 12 months, we may require additional financing in the future. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. If we need to raise additional funds, we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our solutions;

•	continue to expand our development, sales, and marketing organizations;

•	acquire complementary technologies, solutions, or businesses;

•	expand our operations in the U.S. or internationally;

•	hire, train, and retain employees;

•	respond to competitive pressures or unanticipated working capital requirements; or

•	continue our operations.
Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.
If our existing stockholders sell, or indicate an intent to sell, a substantial number of shares of our common stock in the public market, the trading price of our common stock could decline significantly. Two of our largest shareholders are venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of their funds, their decision to sell or hold our common stock may be based not only on the underlying investment merits of our securities but also on the requirements of their internal fund structure. Additionally, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates beneficially own approximately 12.3 million shares of our common stock, which represents 43.5% of our issued and outstanding shares of common stock as of December 31, 2015. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

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
We cannot guarantee that we will repurchase our common stock pursuant to our stock repurchase program or that our stock repurchase program will enhance long-term stockholder value. Stock repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

In May 2015, our board of directors authorized a stock repurchase program. Under the program, we are authorized to repurchase shares of our common stock for an aggregate purchase price not to exceed $20 million. Although our board of directors has authorized the stock repurchase program, the stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and may be suspended or terminated at any time. Stock may be purchased from time to time, in the open market or through private transactions, subject to market condition, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. In addition, repurchases of our common stock pursuant to our stock repurchase program could affect the market price of our common stock or increase its volatility. For example, the existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

Anti-takeover provisions contained in our certificate of incorporation, bylaws as well as provisions of Delaware law, could impair a takeover attempt.
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
Our principal executive offices are located in Boston, Massachusetts, in a 52,588, square-foot facility, under a lease expiring on December 31, 2024. We also have our former corporate headquarters, which is a 39,775 square-foot facility in Boston, Massachusetts, under a lease and sublease expiring on December 31, 2016, and a 22,592 square-foot customer support facility in Lewiston, Maine under a lease expiring on June 1, 2018. We also maintain small offices in Sunnyvale, California, Longmont, Colorado, Munich, Germany and Viersen, Germany.
Our data centers are located in Massachusetts and Arizona. After the renewal of certain of our data center leases in February 2016, our data center leases expire between September 2016 and January 2019. Our Somerville, Massachusetts data center arrangement ended on January 31, 2015.

ITEM 3.	LEGAL PROCEEDINGS

See Note 12 – Commitments and Contingencies – Litigation to our consolidated financial statements included in this Annual Report for information concerning litigation. From time to time, we have been and may become involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we are not presently involved in any legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The NASDAQ Global Market under the symbol “CARB.” The following table shows the high and low sale prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated:

	2015		2014
	High	Low	High	Low
First Quarter	$15.43	$13.62	$13.80	$9.07
Second Quarter	$14.23	$9.90	$12.00	$8.26
Third Quarter	$12.09	$10.78	$12.66	$9.17
Fourth Quarter	$11.35	$8.40	$14.89	$9.55
Holders
On February 29, 2016, the closing price as reported on The NASDAQ Global Market, of our common stock was $7.57 per share. As of February 29, 2016, we had approximately 42 holders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street” name accounts through brokers.
Dividends
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

Securities Authorized for Issuance under Equity Compensation Plans
Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report.
Recent Sales of Unregistered Securities
There were no unregistered sales of our equity securities during the twelve months ended December 31, 2015.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1, 2015 - October 31, 2015	216	$11.28	—	$17,011,264
November 1, 2015 - November 30, 2015	227,610	$10.33	227,610	$14,659,841
December 1, 2015 - December 31, 2015	32,500	$9.05	—	$14,659,841
Total	260,326		227,610
(1) In October and December 2015 shares of Common Stock were withheld by the Company from the recipient when the vested restricted stock units were settled in order to satisfy withholding obligations of the Company as a result of the vesting of restricted stock units.
(2) In May 2015, our Board of Directors authorized a $20.0 million share repurchase program, announced on May 14, 2015, expiring on May 15, 2018.

Performance Graph
The following performance graph compares the cumulative total return to holders of our common stock for the period from August 11, 2011, the date our common stock commenced trading on The NASDAQ Global Market, through December 31, 2015, against the cumulative total return of The NASDAQ Composite Index and The NASDAQ-100 Technology Sector Index.
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
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Carbonite, Inc. under the Securities Act of 1933, as amended.

PART II

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
You should read the following selected consolidated financial and other data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this Annual Report. The selected consolidated financial and other data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report.

The consolidated statements of operations data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheets data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheets data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated statements of operations data:
Revenue	$136,616	$122,620	$107,194	$84,043	$60,512
Cost of revenue (1)	38,784	38,567	34,881	29,060	23,202
Gross profit	97,832	84,053	72,313	54,983	37,310
Operating expenses (1):
Research and development	28,085	24,132	20,919	19,925	16,511
General and administrative	37,265	17,862	14,275	9,928	6,631
Sales and marketing	53,671	49,882	47,349	42,719	37,722
Restructuring charges	469	762	322	1,345	—
Total operating expenses	119,490	92,638	82,865	73,917	60,864
Loss from operations	(21,658)	(8,585)	(10,552)	(18,934)	(23,554)
Interest and other income (expense), net	145	(398)	2	38	41
Loss before income taxes	(21,513)	(8,983)	(10,550)	(18,896)	(23,513)
Provision for income taxes	(102)	(367)	(55)	(40)	(23)
Net loss	(21,615)	(9,350)	(10,605)	(18,936)	(23,536)
Accretion of redeemable convertible preferred stock	—	—	—	—	(128)
Net loss attributable to common stockholders	$(21,615)	$(9,350)	$(10,605)	$(18,936)	$(23,664)
Basic and diluted net loss per share attributable to common stockholders	$(0.80)	$(0.35)	$(0.41)	$(0.74)	$(1.84)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,187,910	26,816,879	26,166,554	25,503,068	12,841,233

(1)    Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenue	$730	$539	$508	$440	$207
Research and development	1,171	1,285	955	1,199	511
General and administrative	7,226	3,216	2,250	1,579	346
Sales and marketing	1,089	1,025	1,064	913	381

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated balance sheet data:
Cash	$63,936	$46,084	$50,392	$40,341	$59,842
Working (deficit) capital	(28,217)	(23,767)	(11,080)	(11,685)	18,838
Total assets	125,990	131,754	109,161	100,925	99,606
Deferred revenue, including current portion	98,703	91,424	84,000	75,206	59,696
Total liabilities	124,917	117,216	96,340	86,994	72,004
Total stockholders’ equity	1,073	14,538	12,821	13,931	27,602

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except percentage data)
Key metrics:
Bookings (1)	$144,106	$128,183	$115,988	$98,488	$80,900
Annual retention rate (2)	84%	83%	84%	84%	82%
Renewal rate (3)	82%	80%	80%	82%	82%
Free cash flow (4)	$14,251	$15,072	$5,974	$(4,065)	$(5,972)

(1)
We define bookings as revenue recognized during the period plus the change in total deferred revenue, excluding deferred revenue recorded in connection with acquisitions, net of foreign exchange during the same period

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

Bookings and free cash flow are financial data that are not calculated in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The tables below provide reconciliation of bookings and free cash flow to revenue and cash provided by operating activities, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.
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

Although bookings and free cash flow are frequently used by investors and securities analysts in their evaluations of companies, bookings and free cash flow have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results of operations as reported under GAAP. For example:

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Revenue	$136,616	$122,620	$107,194	$84,043	$60,512
Add change in deferred revenue, net of foreign exchange (excluding acquisition)	7,490	5,563	8,794	14,445	20,388
Bookings	$144,106	$128,183	$115,988	$98,488	$80,900

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cash provided by operating activities	$13,174	$22,678	$14,625	$9,195	$7,572
Subtract capital expenditures	(9,730)	(14,495)	(9,801)	(13,417)	(13,544)
Add payments related to corporate headquarter relocation	1,309	3,872	—	—	—
Add acquisition-related payments	1,406	2,053	—	—	—
Add hostile takeover-related payments	1,791	100	—	—	—
Add CEO transition payments	29	634	—	—	—
Add cash portion of lease exit charge	887	230	1,150	157	—
Add litigation-related payments	5,385	—	—	—	—
Free cash flow	$14,251	$15,072	$5,974	$(4,065)	$(5,972)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.”
Overview
We are a provider of cloud and hybrid business continuity solutions. Our solutions provide powerful features packaged in a cost-effective, simple, and secure manner and are designed to address the specific needs of SMBs and individuals.
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
As we grow our business, we continue to invest in additional storage and infrastructure. Our capital expenditures in 2015, 2014, and 2013 were $9.7 million, $14.5 million, and $9.8 million, respectively.
Our operating costs continue to grow as customers store more data and as a result of our investment in customer acquisition and research and development. We expect to continue to devote substantial resources to global expansion, customer acquisition, improving our technologies, and expanding our business continuity solutions. In addition, we expect to invest heavily in our operations to support anticipated growth and public company reporting and compliance obligations. We defer revenue over our customers’ subscription periods but expense marketing costs as incurred. As a result of these factors, we expect to continue to incur GAAP operating losses on an annual basis for the foreseeable future.
Our Business Model
As the majority of our business is driven by subscription services, we evaluate the profitability of a customer relationship over its lifecycle. We generally incur customer acquisition costs and capital equipment costs in advance of subscriptions while recognizing revenue ratably over the terms of the subscriptions. As a result, a customer relationship may not be profitable or result in positive cash flow at the beginning of the subscription period, even though it may be profitable or result in positive cash flow over the life of the customer relationship. While we offer monthly, annual and multi-year subscription plans, a significant majority of our customers are currently on annual subscription plans. The annual or multi-year commitments of our customers enhance management’s visibility into revenue, and charging customers at the beginning of the subscription period provides working capital.
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

Performance Highlights
The following table presents our performance highlights for the periods presented:

	Years Ended December 31,
	2015	2014	2013
Key metrics:	(in thousands, except percentage data)
Bookings	$144,106	$128,183	$115,988
Annual retention rate	84%	83%	84%
Renewal rate	82%	80%	80%
Free cash flow	$14,251	$15,072	$5,974

The following table presents our bookings by line of business for the periods presented:

	Years Ended December 31,			2015 versus 2014	2014 versus 2013
	2015	2014	2013	%	%
	(in thousands)
Consumer	$89,635	$87,958	$84,266	2%	4%
SMB	54,471	40,225	31,722	35%	27%
Total bookings	$144,106	$128,183	$115,988	12%	11%

Our total bookings increased over the periods presented, primarily due to increased sales of higher priced SMB solutions and a full year of bookings from our MailStore solutions in 2015. We continue to focus on growing our relationships with active reseller partners, with bookings for our small business solutions representing 38% of total bookings for the year ended December 31, 2015, up from 31% in the year ended December 31, 2014 and 27% in the year ended December 31, 2013. Our bookings growth rate for the year ended December 31, 2015 was impacted by a decline in the year over year growth rate in consumer bookings. We expect this trend to continue.
Free cash flow for the year ended December 31, 2015 decreased by $0.8 million compared to the year ended December 31, 2014, primarily due to an increase in receivables driven by increased sales through reseller partners. Free cash flow for the year ended December 31, 2015 increased by $8.3 million compared to the year ended December 31, 2013, primarily driven by the growth in bookings and increased efficiencies in our business model.
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

Gross profit and gross margin
Our gross margins have expanded due to the introduction of higher priced solutions targeting both SMBs and individuals, a downward trend in the cost of storage equipment and services, and efficiencies of our customer support personnel in supporting our customers. We expect these trends to continue.
Operating expenses
Research and development. Research and development expenses consist primarily of wages and benefits for development personnel, third-party outsourcing costs, hosting fees, consulting fees, rent, and depreciation. Our research and development efforts are focused on the enhancement and ease of use of our solutions. These efforts result in updated versions and new suites of our consumer and SMB solutions, while not changing the underlying technology. The majority of our research and development employees are located at our corporate headquarters in the U.S. We expect that research and development expenses will increase in absolute dollars on an annual basis as we continue to enhance and expand our services.

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
Sales and marketing. Sales and marketing expenses consist primarily of wages and benefits for sales and marketing personnel, advertising costs, creative expenses for advertising programs, credit card fees, commissions paid to third-party partners and affiliates, and the cost of providing free trials. We expect that we will continue to commit significant resources to our sales and marketing efforts to grow our business and awareness of our brand and solutions. We expect that sales and marketing expenses will continue to increase in absolute dollars on an annual basis, but decrease as a percentage of revenue over the long term, as we expect to grow our revenue at a faster rate.
Restructuring charges. Restructuring charges consist of lease exit charges related to our corporate headquarter relocation and costs associated with our data center optimization program. See Note 13—Restructuring to our consolidated financial statements included in this Annual Report for additional information.
Critical Accounting Policies
Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions, and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition.
See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.
Revenue recognition
We derive revenue from Software-as-a-Service ("SaaS") offerings, software license agreements and post-contract customer support ("PCS"). Generally, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectability is probable. Our revenue recognition policies for these revenue streams are discussed below.
Software-as-a-Service Arrangements
We derive the majority of our revenue from cloud and hybrid business continuity solutions subscription services. These services are standalone independent service solutions, which are generally contracted for a one- to three-year term. Subscription arrangements include access to use our services via the internet. We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605-10, Overall Revenue Recognition ("ASC 605-10"). Subscription revenue is recognized ratably on a daily basis upon activation of service over the subscription period, when persuasive evidence of an arrangement with a customer exists, the subscription period has been activated, the price is fixed or determinable, and collection is reasonably assured. Deferred revenues from SaaS arrangements represent payments received from customers for subscription services prior to recognizing the revenue related to those payments.
Software and Software-related Arrangements
We derive the remainder of our revenue from software arrangements, which often contain multiple revenue elements, such as software licenses and PCS. For multiple element software arrangements which qualify for separate element treatment, revenue is recognized for each element when each of the four basic criteria is met, which, excluding PCS, is typically upon delivery. Revenue for PCS agreements is recognized ratably over the term of the agreement, which is generally one year. Revenue is allocated to each element, excluding the software license, based on vendor-specific objective evidence ("VSOE"). VSOE is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. We do not have VSOE for our software licenses since they are seldom sold separately. Accordingly, revenue is allocated to the software license using the residual value method. Under the residual value method, revenue equal to VSOE of each undelivered element is initially deferred and any remaining arrangement fee is then allocated to the software license.

Business Combinations
In accordance with ASC 805, Business Combinations ("ASC 805"), we recognize the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.
The fair value of identifiable intangible assets is based on detailed valuations that reflect management’s best estimates of inputs and assumptions that a market participant would use. Our identifiable intangible assets acquired consist of developed technology, customer relationships, tradenames, and non-compete agreements. Developed technology consists of products that have reached technological feasibility and tradenames represent acquired company and product names. Customer relationships represent the underlying relationships and agreements with customers of the acquired company’s installed base. Non-compete agreements represent the protection against the loss of business and resultant cash flows from direct competition.
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
Goodwill is not amortized, but rather is tested for impairment annually or more frequently at the reporting unit level if facts and circumstances warrant a review. We have determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment. For purposes of assessing potential impairment, we estimate the fair value of the reporting unit (based on our market capitalization) and compare this amount to the carrying value of the reporting unit (as reflected by our total stockholders’ equity). If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. Our annual goodwill impairment test is performed at November 30th of each year. To date, we have not identified any impairment to goodwill.
Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. We amortize acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. We review our intangible assets with definite lives for impairment when events or changes in circumstances indicate that the carrying amount of any of these assets may not be recoverable. We have not identified any impairment of our long-lived assets as of December 31, 2015, 2014, and 2013.
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

Due to a history of losses, we have provided a full valuation allowance, in the U.S. and in foreign tax jurisdictions in which we operate that are in a full tax asset position, against our deferred tax assets. This is more fully described in Note 11—Income Taxes to our consolidated financial statements, included in the Annual Report. The ability to utilize these losses, any future losses, and any other tax credits or attributes may be restricted or eliminated by changes in our ownership, changes in legislation, and other rules affecting the ability to offset future taxable income with losses from prior periods. Future determinations on the need for a valuation allowance on our net deferred tax assets will be made on an annual basis.
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
We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model, and the fair value of stock options with market-based vesting conditions on the date of grant using the lattice model with a Monte Carlo simulation. These models further require the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield. As a public company with limited trading history, we consider both the volatility of our stock price and that of our publicly traded peer companies. The expected life assumption is based on the simplified method for estimating expected term as we do not have sufficient stock option exercise experience to support a reasonable estimate of the expected term. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with terms approximately equal to the expected life of the stock option. We use an expected dividend rate of zero as we currently have no history or expectation of paying cash dividends on our capital stock.

Results of Operations
The following table sets forth, for the periods presented, data from our consolidated statements of operations as a percentage of revenue that each line item represents. The period-to-period comparison of financial results is not necessarily indicative of future results. The information contained in the tables below should be read in conjunction with financial statements and related notes included elsewhere in this Annual Report.

	Years Ended December 31,
	2015	2014	2013
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	28.4	31.5	32.5
Gross profit	71.6	68.5	67.5
Operating expenses:
Research and development	20.6	19.7	19.5
General and administrative	27.3	14.5	13.3
Sales and marketing	39.3	40.7	44.2
Restructuring charges	0.3	0.6	0.3
Total operating expenses	87.5	75.5	77.3
Loss from operations	(15.9)	(7.0)	(9.8)
Interest and other income (expense), net	0.2	(0.3)	—
Loss before income taxes	(15.7)	(7.3)	(9.8)
Provision for income taxes	0.1	0.3	0.1
Net loss	(15.8)%	(7.6)%	(9.9)%
Comparison of Years Ended December 31, 2015, 2014, and 2013
Revenue

	Years Ended December 31,			2015 versus 2014		2014 versus 2013
	2015	2014	2013	Amount	%	Amount	%
	(in thousands, except percentage data)
Revenue	$136,616	$122,620	$107,194	$13,996	11.4%	$15,426	14.4%
Revenue increased by $14.0 million, or 11%, for 2015 compared to 2014, primarily due to increased sales of higher priced SMB solutions and revenue from our MailStore solutions. Revenues increased by $15.4 million, or 14%, for 2014 compared to 2013, primarily due to increased sales of higher priced SMB solutions. Revenue from our SMB solutions was approximately $39.5 million in 2015 compared to $31.0 million in 2014 and $21.4 million in 2013.
Cost of revenue, gross profit, and gross margin

	Years Ended December 31,			2015 versus 2014		2014 versus 2013
	2015	2014	2013	Amount	%	Amount	%
	(in thousands, except percentage data)
Cost of revenue	$38,784	$38,567	$34,881	$217	0.6%	$3,686	10.6%
Percent of revenue	28.4%	31.5%	32.5%
Components of cost of revenue:
Personnel-related costs	$13,853	$12,614	$10,361	$1,239	9.8%	$2,253	21.7%
Hosting and depreciation costs	19,553	21,609	20,555	(2,056)	(9.5)%	1,054	5.1%
Software, amortization and other	5,378	4,344	3,965	1,034	23.8%	379	9.6%
Total cost of revenue	$38,784	$38,567	$34,881	$217	0.6%	$3,686	10.6%
Gross profit	$97,832	$84,053	$72,313	$13,779	16.4%	$11,740	16.2%
Gross margin	71.6%	68.5%	67.5%

Our gross margin improvement for 2015 and 2014 was driven by an increasing percentage of our revenues derived from higher margin SMB solutions and efficiencies realized in our data centers. Cost of revenue increased by $0.2 million in 2015, primarily driven by an increase of $1.2 million in personnel-related costs associated with supporting our customers, and an increase of $0.9 million in developed technology amortization associated with the acquisitions of MailStore and Rebit. These increases were offset by a decrease in hosting and depreciation costs of $2.1 million primarily due to a decrease in rent and utilities related to the consolidation of one of our data centers.

Cost of revenue increased by $3.7 million in 2014, primarily driven by an increase in personnel-related costs of $2.3 million associated with additional customer support and operations headcount, and an increase in hosting and depreciation costs of $1.1 million associated with rent and utilities costs in our data centers.

Operating expenses
Research and development

	Years Ended December 31,			2015 versus 2014		2014 versus 2013
	2015	2014	2013	Amount	%	Amount	%
	(in thousands, except percentage data)
Research and development	$28,085	$24,132	$20,919	$3,953	16.4%	$3,213	15.4%
Percent of revenue	20.6%	19.7%	19.5%
Components of research and development:
Personnel-related costs	$21,179	$18,556	$16,275	$2,623	14.1%	$2,281	14.0%
Third-party outsourcing costs	3,498	3,064	1,885	434	14.2%	1,179	62.5%
Hosting, independent contractors and other	3,408	2,512	2,759	896	35.7%	(247)	(9.0)%
Total research and development	$28,085	$24,132	$20,919	$3,953	16.4%	$3,213	15.4%
Research and development expenses increased by $4.0 million in 2015, primarily related to an increase of $2.6 million in personnel-related costs, an increase of $0.4 million in third-party outsourcing costs, and an increase of $0.9 million of hosting, independent contractors and other expenses associated with enhancing the functionality and ease of use of our solutions.
Research and development expenses increased by $3.2 million in 2014, primarily related to an increase of $2.3 million in personnel-related costs associated with additional research and development headcount and an increase of $1.2 million in third-party outsourcing costs associated with enhancing the functionality and ease of use of our solutions.
General and administrative

	Years Ended December 31,			2015 versus 2014		2014 versus 2013
	2015	2014	2013	Amount	%	Amount	%
	(in thousands, except percentage data)
General and administrative	$37,265	$17,862	$14,275	$19,403	108.6%	$3,587	25.1%
Percent of revenue	27.3%	14.5%	13.3%
Components of general and administrative:
Personnel-related costs	$17,687	$10,350	$7,413	$7,337	70.9%	$2,937	39.6%
Professional fees	16,451	4,278	4,365	12,173	284.5%	(87)	(2.0)%
Consulting, taxes and other	3,127	3,234	2,497	(107)	(3.3)%	737	29.5%
Total general and administrative	$37,265	$17,862	$14,275	$19,403	108.6%	$3,587	25.1%
General and administrative expenses increased by $19.4 million in 2015, primarily related to an increase of $12.2 million in professional fees associated with an increase in litigation-related expenses of $6.4 million, an increase in acquisition-related expenses of $4.8 million primarily resulting from the EVault Acquisition, and an increase hostile takeover-related expenses of $1.2 million. The remaining increase in general and administrative expenses related to an increase in $7.3 million in personnel-related costs associated with additional headcount to support our overall growth. Included in the increase in personnel-related costs is a $4.0 million increase in stock-based compensation expense.

General and administrative expenses increased by $3.6 million in 2014, primarily related to an increase of $2.9 million in personnel-related costs associated with additional headcount. The remaining increase in expenses relates to an increase in legal fees and consulting expenses associated with our international expansion efforts.

Sales and marketing

	Years Ended December 31,			2015 versus 2014		2014 versus 2013
	2015	2014	2013	Amount	%	Amount	%
	(in thousands, except percentage data)
Sales and marketing	$53,671	$49,882	$47,349	$3,789	7.6%	$2,533	5.3%
Percent of revenue	39.3%	40.7%	44.2%
Components of sales and marketing:
Personnel-related costs	$19,498	$13,907	$8,961	$5,591	40.2%	$4,946	55.2%
Advertising costs	15,040	17,952	25,197	(2,912)	(16.2)%	(7,245)	(28.8)%
Costs of credit card transactions and offering free trials	7,383	6,245	5,538	1,138	18.2%	707	12.8%
Agency fees, consulting and other	11,750	11,778	7,653	(28)	(0.2)%	4,125	53.9%
Total sales and marketing	$53,671	$49,882	$47,349	$3,789	7.6%	$2,533	5.3%
Sales and marketing expenses increased by $3.8 million in 2015. This increase was primarily attributable to an increase in personnel-related costs of $5.6 million associated with increased headcount on our sales team, an increase of $1.1 million for offering free trials and presale support, partially offset by decreased advertising costs of $2.9 million associated with a reduction in our traditional radio and television advertising spend.
Sales and marketing expenses increased by $2.5 million in 2014, primarily attributable to an increase in personnel-related costs of $4.9 million associated with increased headcount on our sales team, an increase of agency fees, consulting and other of $4.1 million related to increased investments in our indirect channel organization, all partially offset by decreased advertising costs of $7.2 million associated with a reduction in our traditional radio and television advertising spend.
Restructuring

	Years Ended December 31,			2015 versus 2014		2014 versus 2013
	2015	2014	2013	Amount	%	Amount	%
	(in thousands, except percentage data)
Restructuring	$469	$762	$322	$(293)	(38.5)%	$440	136.6%
We recorded restructuring charges of $0.5 million during 2015, primarily related to the completion of our data center optimization program as well as a change in estimate of our lease exit charge for our former Boston, Massachusetts corporate headquarters. We recorded restructuring charges of $0.8 million during 2014 consisting of a $0.4 million lease exit charge related to our corporate headquarter relocation and $0.4 million in costs related to our data center optimization program. Refer to Note 13—Restructuring to our consolidated financial statements included in this Annual Report for additional information.
Income Taxes

	Years Ended December 31,			2015 versus 2014		2014 versus 2013
	2015	2014	2013	Amount	%	Amount	%
	(in thousands, except percentage data)
Provision for income taxes	$102	$367	$55	$(265)	(72.2)%	$312	567.3%
We recorded income tax expense of $0.1 million, $0.4 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, our tax provision was primarily driven by Federal Alternative Minimum Tax ("AMT") and state income taxes, partially offset by a release of a reserve for an uncertain tax position due to the close of an audit for one of our German subsidiaries.  For the year ended December 31, 2014, the Company’s tax provision was primarily driven by federal AMT and state income taxes.

Liquidity and Capital Resources
As of December 31, 2015, we had cash and cash equivalents and marketable securities of $64.9 million, which primarily consisted of cash, money market funds, U.S. agency and treasury securities and certificates of deposit. We have available borrowings under our revolving credit facility of up to $25 million, which we can draw down on through May 6, 2018.

Source of funds

We believe, based on our current operating plan, that our existing cash and cash equivalents, marketable securities, cash provided by operations, and borrowings available under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.
From time to time, we may explore additional financing sources to develop or enhance our solutions, fund expansion, respond to competitive pressures, acquire or to invest in complementary solutions, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked, and debt financing. There can be no assurance that any additional financing will be available to us on acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
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

Cash flows
The following table provides a summary and description of our net cash inflows (outflow) for 2015, 2014, and 2013.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$13,174	$22,678	$14,625
Net cash provided by (used in) investing activities	8,323	(31,126)	(9,297)
Net cash (used in) provided by financing activities	(3,394)	4,239	4,728

Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts and the timing of prepayments and payments to vendors.
In 2015, cash provided by operating activities was $13.2 million, which was primarily driven by a $7.5 million increase in deferred revenue associated with an increase in sales. Net cash inflows from operating activities included other changes in working capital of $3.1 million, due to the timing of payments and customer receipts, increase in other assets and long-term liabilities of $0.7 million and non-cash charges of $23.5 million, including $13.6 million of depreciation and amortization, $10.2 million of stock-based compensation, offset by $0.2 million related to a gain on disposal of equipment and $0.1 million in other non-cash items. These cash inflows were partially offset by our net loss of $21.6 million.
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
Investing activities
In 2015, cash provided by investing activities was $8.3 million, which was primarily driven by net proceeds from maturities of marketable securities and derivatives of $18.4 million, a decrease in restricted cash of $0.7 million, and proceeds from the sales of property and equipment of $0.3 million, offset by the use of cash for capital expenditures of $9.7 million and $1.3 million for 2015 acquisitions.
In 2014, cash used in investing activities was $31.1 million, consisting primarily of capital expenditures of $14.5 million related to server equipment and other data center infrastructure as well as payments associated with new corporate headquarter buildouts, an increase in restricted cash of $0.8 million for a security deposit, and the use of $15.8 million, net of cash acquired, in connection with the acquisition of MailStore.
In 2013, cash used in investing activities was $9.3 million, consisting primarily of capital expenditures of $9.8 million, for server equipment and other data center infrastructure, partially offset by the release of $0.5 million of restricted cash as a result of the settlement of a dispute.
Financing activities
Cash used in financing activities in 2015 was $3.4 million, consisting primarily of $5.7 million of cash used to repurchase common stock, offset by $2.3 million from the proceeds from the exercise of stock options.
Cash provided by financing activities in 2014 was $4.2 million from the proceeds from the exercise of stock options.
Cash provided by financing activities in 2013 was $4.7 million from the proceeds from the exercise of stock options.
Off-balance sheet arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements.

Contractual obligations
The following table summarizes our contractual obligations at December 31, 2015 (in thousands):

	Payment Due by Period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Office lease obligations	$19,392	$2,324	$4,417	$6,342	$6,309
Hosting facility lease obligations	3,175	2,083	1,092	—	—
Hosted software solution obligations	1,304	666	638	—	—
Consulting obligations	1,387	1,387	—	—	—
Other purchase commitments	1,199	988	205	6	—
Total	$26,457	$7,448	$6,352	$6,348	$6,309

(1) See Note 11—Income Taxes to the consolidated financial statements included in this Annual Report for information related to our uncertain tax positions. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

(2) This table includes amounts for agreements executed as of December 31, 2015. This table excludes $2.4 million of payments associated with the Phoenix, Arizona data center lease that was extended in February 2016 and expires in January 2019.

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

Our Lewiston, Maine support facility lease expires in June 2018. We may terminate this lease at any time upon six months’ notice.

We also lease a small amount of general office space in Sunnyvale, California, Munich, Germany, Viersen, Germany and Longmont, Colorado under lease agreements that expire in March 2020, July 2020, August 2016 and August 2017, respectively.

The commitment under our hosting facility obligations shown above consists of Wakefield, Massachusetts, Chandler, Arizona, and Phoenix, Arizona data centers, as well as a Somerville, Massachusetts data center which ended on January 31, 2015.

Other purchase commitments shown above consist of contractual commitments to various vendors primarily for advertising, marketing, and broadband services.
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-9, Revenue from Contacts with Customers (“ASU 2014-9”), updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for us on January 1, 2018, with early adoption permitted, but not earlier than January 1, 2017. The guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial adoption. We are currently assessing the potential impact of the adoption of ASU 2014-9 on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The standard requires that we evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. We do not expect to early adopt ASU 2014-15, which will be effective for its fiscal year ending December 31, 2016. We do not believe the standard will have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The standard clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. We do not expect to early adopt ASU 2015-05, which will be effective for its fiscal year ending December 31, 2016. We do not believe the standard will have a material impact on its consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). The standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The standard update is to be applied prospectively to adjustments of provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. We have elected, as permitted by the standard, to early adopt ASU 2015-16 on a prospective basis as of October 1, 2015. The adoption of ASU 2015-16 did not have a material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 is part of the FASB’s simplification initiative aimed at reducing complexity in accounting standards. This new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted on either a retrospective or prospective basis. We elected early adoption on a prospective basis and prior periods have not been restated. The adoption of ASU 2015-17 did not have a material impact on our consolidated financial statements. Refer to Note 11 - Income Taxes to our consolidated financial statement included in this Annual Report for additional information regarding deferred tax assets and liabilities.
In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term.  It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption is permitted. We are currently evaluating the effect of the standard on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuation risks and foreign currency exchange risk.
Interest Rate Fluctuation Risk
We are exposed to market risk related to changes in interest rates. Our cash equivalents and short-term investments consisted of money market funds, certificates of deposit and U.S. government agency bonds. At December 31, 2015, we had cash equivalents and short-term investments of $1.0 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these instruments. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash equivalents and marketable securities are relatively insensitive to interest rate changes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. In the event we borrow under our revolving credit facility, which bears interest at the Wall Street Journal prime rate plus 75 basis points or LIBOR plus 175 basis points, at our option, we would be exposed to interest rate fluctuation risk.
Foreign Currency Exchange Risk
      A portion of our revenues and operating expenses are incurred outside the United States and are denominated in foreign currencies, primarily the Euro. These transactions are subject to foreign currency exchange rate fluctuations when translated into U.S. dollars. Assets and liabilities of our foreign entities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and income and expense items are translated at average rates for the applicable period. Therefore, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. A hypothetical 10% increase or decrease in foreign currency exchange rates against the U.S. dollar from the quoted foreign currency exchange rates at December 31, 2015 would not have a material impact on our financial results.
Periodically, we enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain intercompany assets and liabilities denominated in non-functional currencies. These contracts are not designated as cash flow or fair value hedges and generally are for periods of less than one year. Changes in the fair value of these derivatives, as well as re-measurement gains and losses on the underlying intercompany assets and liabilities, are recognized in our statements of operations within "interest and other income (expense), net".  We had outstanding contracts with a total notional value of $36.7 million as of December 31, 2015. A hypothetical 10% increase of decrease of foreign exchange rates relative to the U.S. dollar with all other variables held constant would not have a material impact on our financial results, as any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the underlying intercompany assets and liabilities.
While we have implemented strategies to mitigate certain risks associated with fluctuations in foreign currency exchange rates, we cannot ensure that we will not recognize gains or losses from international transactions, as this risk is part of transacting business in an international environment. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not party to any leveraged derivatives. Not every exposure is or can be hedged and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts for which actual results may differ from the original estimate. Failure to successfully hedge or anticipate currency risks properly could affect our consolidated operating results.
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
Carbonite, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Carbonite, Inc.
We have audited the accompanying consolidated balance sheets of Carbonite, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carbonite, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carbonite, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 8, 2016

Carbonite, Inc.
Consolidated Balance Sheets

	December 31,
	2015	2014
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$63,936	$46,084
Marketable securities	1,000	15,031
Trade accounts receivable, less allowances for doubtful accounts of $139 and $156	3,736	2,412
Prepaid expenses and other current assets	3,188	5,224
Restricted cash	135	828
Total current assets	71,995	69,579
Property and equipment, net	22,083	25,944
Other assets	167	2,181
Acquired intangible assets, net	8,640	10,322
Goodwill	23,105	23,728
Total assets	$125,990	$131,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,384	$7,346
Accrued expenses	11,559	10,506
Current portion of deferred revenue	80,269	75,494
Total current liabilities	100,212	93,346
Deferred revenue, net of current portion	18,434	15,930
Other long-term liabilities	6,271	7,940
Total liabilities	124,917	117,216
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at December 31, 2015 and 2014; 27,756,799 shares issued and 27,216,779 shares outstanding at December 31, 2015; 27,207,723 shares issued and 27,205,714 shares outstanding at December 31, 2014	278	272
Additional paid-in capital	165,391	152,920
Accumulated deficit	(160,943)	(139,328)
Treasury stock, at cost (540,020 and 2,009 shares as of December 31, 2015 and 2014, respectively)	(5,693)	(22)
Accumulated other comprehensive income	2,040	696
Total stockholders’ equity	1,073	14,538
Total liabilities and stockholders’ equity	$125,990	$131,754
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except share and per share data)
Revenue	$136,616	$122,620	$107,194
Cost of revenue	38,784	38,567	34,881
Gross profit	97,832	84,053	72,313
Operating expenses:
Research and development	28,085	24,132	20,919
General and administrative	37,265	17,862	14,275
Sales and marketing	53,671	49,882	47,349
Restructuring charges	469	762	322
Total operating expenses	119,490	92,638	82,865
Loss from operations	(21,658)	(8,585)	(10,552)
Interest and other income (expense), net	145	(398)	2
Loss before income taxes	(21,513)	(8,983)	(10,550)
Provision for income taxes	102	367	55
Net loss	(21,615)	(9,350)	(10,605)
Basic and diluted net loss per share attributable to common stockholders	$(0.80)	$(0.35)	$(0.41)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,187,910	26,816,879	26,166,554
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net loss	$(21,615)	$(9,350)	$(10,605)
Other comprehensive income:
Net unrealized gain (loss) on marketable securities	7	(1)	(5)
Foreign currency translation adjustments	1,337	698	(5)
Total other comprehensive income (loss)	1,344	697	(10)
Total comprehensive loss	$(20,271)	$(8,653)	$(10,615)
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
in thousands, except share data
Balance at December 31, 2012	25,806,123	$258	$133,059	$(119,373)	$(22)	$9	$13,931
Issuance of common stock in connection with stock option exercises	724,327	7	4,721				4,728
Issuance of common stock in connection with exercise of warrant	9,525						—
Stock-based compensation expense			4,777				4,777
Other comprehensive loss						(10)	(10)
Net loss				(10,605)			(10,605)
Balance at December 31, 2013	26,539,975	$265	$142,557	$(129,978)	$(22)	$(1)	$12,821
Issuance of common stock in connection with stock option exercises	667,748	7	4,232				4,239
Stock-based compensation expense			6,065				6,065
Tax benefits relating to share-based payments			66				66
Other comprehensive income						697	697
Net loss				(9,350)			(9,350)
Balance at December 31, 2014	27,207,723	$272	$152,920	$(139,328)	$(22)	$696	$14,538
Stock options exercised and vesting of restricted stock units	549,076	6	2,232				2,238
Stock-based compensation expense			10,216				10,216
Tax benefits relating to share-based payments			23				23
Acquisition of treasury stock					(5,671)		(5,671)
Other comprehensive income						1,344	1,344
Net loss				(21,615)			(21,615)
Balance at December 31, 2015	27,756,799	$278	$165,391	$(160,943)	$(5,693)	$2,040	$1,073
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Operating activities
Net loss	$(21,615)	$(9,350)	$(10,605)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,634	12,469	12,590
(Gain) loss on disposal of equipment	(192)	—	63
Accretion of discount on marketable securities	(9)	(34)	(13)
Stock-based compensation expense	10,216	6,065	4,777
(Reduction of) provision for reserves on accounts receivable	(20)	63	(24)
Other non-cash items, net	(100)	506	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,386)	17	(303)
Prepaid expenses and other current assets	1,019	(830)	(586)
Other assets	2,029	(1)	(947)
Accounts payable	2,864	1,952	(1,395)
Accrued expenses	595	1,715	2,373
Other long-term liabilities	(1,372)	4,496	(99)
Deferred revenue	7,511	5,610	8,794
Net cash provided by operating activities	13,174	22,678	14,625
Investing activities
Purchases of property and equipment	(9,730)	(14,495)	(9,801)
Proceeds from sale of property and equipment	286	—	—
Proceeds from maturities of marketable securities and derivatives	19,149	16,499	10,254
Purchases of marketable securities and derivatives	(750)	(16,499)	(10,250)
Decrease (increase) in restricted cash	693	(828)	500
Payment for acquisitions, net of cash acquired	(1,325)	(15,803)	—
Net cash provided by (used in) investing activities	8,323	(31,126)	(9,297)
Financing activities
Proceeds from exercise of stock options	2,254	4,239	4,728
Excess tax benefit from equity awards	23	—	—
Repurchase of common stock	(5,671)	—	—
Net cash (used in) provided by financing activities	(3,394)	4,239	4,728
Effect of currency exchange rate changes on cash	(251)	(99)	(5)
Net increase (decrease) in cash and cash equivalents	17,852	(4,308)	10,051
Cash and cash equivalents, beginning of period	46,084	50,392	40,341
Cash and cash equivalents, end of period	$63,936	$46,084	$50,392
Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,760	$—	$—
Non cash investing and financing activities
Acquisition of property and equipment included in accounts payable and accrued expenses	$(1,805)	$853	$1,755

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
1. Nature of Business

Carbonite, Inc. (the “Company”) was incorporated in the State of Delaware on February 10, 2005 and is a provider of cloud and hybrid business continuity solutions. The Company’s solutions provide powerful features packaged in a cost-effective, simple and secure manner and are designed to address the specific needs of small and medium-sized businesses and individuals.

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
Foreign currency transaction gains and losses are included in "interest and other income (expense), net" in the consolidated statements of operations, net of losses and gains from any related derivative financial instruments. Transaction losses were $3.5 million and $1.2 million during the years ended December 31, 2015 and 2014, respectively. The Company recorded an immaterial amount of transaction losses during the year ended December 31, 2013.

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
The Company sells its services primarily to small and medium-sized businesses and individuals. Payment for the majority of the Company’s sales occurs via credit card. The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. At both December 31, 2015 and December 31, 2014, no customer represented 10% or more of the Company’s accounts receivable balance and no customer represented 10% or more of the Company’s revenue for all periods presented.

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
Software-as-a-Service Arrangements
The Company derives the majority of its revenue from cloud and hybrid business continuity solutions subscription services. These services are standalone independent service solutions, which are generally contracted for a one- to three-year term. Subscription arrangements include access to use the Company’s services via the internet. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605-10, Overall Revenue Recognition ("ASC 605-10"). Subscription revenue is recognized ratably on a daily basis upon activation of service over the subscription period, when persuasive evidence of an arrangement with a customer exists, the subscription period has been activated, the price is fixed or determinable, and collection is reasonably assured. Deferred revenues from SaaS arrangements represent payments received from customers for subscription services prior to recognizing the revenue related to those payments.
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

Cash Equivalents and Marketable Securities
The Company considers all highly liquid investments purchased with an original purchase maturity of three months or less to be the equivalent of cash for the purposes of balance sheet and statement of cash flows presentation.
Marketable securities consist of time deposits and U.S. treasury securities with initial maturities of more than 90 days. Short-term investments in marketable securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses (excluding other-than-temporary impairments) reported as a separate component of accumulated other comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary are included in income based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2015 and 2014, the Company's marketable securities have remaining maturities of one year or less and have a total cost basis of $1.0 million and $15.0 million, respectively.
The Company reviews its investments for other-than-temporary impairment whenever evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. There were no other-than-temporary impairments during the years ended December 31, 2015, 2014, and 2013.

Property and Equipment
Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Classification	Estimated Useful Life
Computer equipment	2 - 4 years
Appliance	3 years
Software	3 years
Internal use software	2 - 4 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life or remaining life of lease

Impairment of Long-Lived Assets
The Company reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the recoverability of these assets is considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their estimated fair value. The Company has not identified any impairment of its long-lived assets as of December 31, 2015, 2014, and 2013.

Business Combinations
In accordance with ASC 805, Business Combinations ("ASC 805"), the Company recognizes tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.
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
Goodwill is not amortized, but rather is tested for impairment annually or more frequently at the reporting unit level if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment. For purposes of assessing potential impairment, the Company estimates the fair value of the reporting unit (based on the Company’s market capitalization) and compares this amount to the carrying value of the reporting unit (as reflected by the Company’s total stockholders’ equity). If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. The Company’s annual goodwill impairment test is performed at November 30th of each year. To date, the Company has not identified any impairment to goodwill.
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

Internal-use Software and Website Development
The Company accounts for its software and website development costs in accordance with the guidance in ASC 350-40, Internal Use Software and ASC 350-50, Website Development Costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use, at which point the costs are amortized over the estimated useful life of the software. As of December 31, 2015, the Company has capitalized $1.8 million of costs associated with internal-use software and capitalized $1.0 million such costs as of December 31, 2014. For the years ended December 31, 2015 and December 31, 2014, the Company recorded $0.3 million and $0.1 million of amortization expense related to capitalized internal-use software, respectively. There was no amortization expense of capitalized amounts recorded for the year ended December 31, 2013.

Advertising Expenses
The Company expenses advertising costs as incurred. During the years ended December 31, 2015, 2014, and 2013, the Company incurred approximately $15.0 million, $18.0 million, and $25.2 million of advertising expense, respectively, which is included in sales and marketing expense in the accompanying statements of operations.

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

Stock-Based Compensation
The Company recognizes stock-based compensation as an expense in the financial statements using the estimated grant-date fair value over the individual award's requisite service period, which equals the vesting periods in all cases but for certain market-based awards. The Company uses the straight-line amortization method for recognizing stock-based compensation expense. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model and the fair value of stock options with market-based vesting conditions on the date of grant using a lattice model with a Monte Carlo simulation. These models require the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield. The grant date fair value of restricted stock units granted is based on the fair value of the underlying common stock on the date of grant.

Costs Associated with Exit Activities
The Company accounts for employee termination benefits that represent a one-time benefit in accordance with ASC 420, Exit or Disposal Cost Obligations ("ASC 420"). Other costs associated with exit activities include contract termination costs, including costs related to leased facilities to be abandoned or subleased, expensed in accordance with ASC 420.

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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The standard requires that the Company evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. The Company does not expect to early adopt ASU 2014-15, which will be effective for its fiscal year ending December 31, 2016. The Company does not believe the standard will have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The standard clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company does not expect to early adopt ASU 2015-05, which will be effective for its fiscal year ending December 31, 2016. The Company does not believe the standard will have a material impact on its consolidated financial statements.
In September 2015, the FASB issued 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). The standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The standard update is to be applied prospectively to adjustments of provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company has elected, as permitted by the standard, to early adopt ASU 2015-16 on a prospective basis as of October 1, 2015. The adoption of ASU 2015-16 did not have a material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17,  Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 is part of the FASB’s simplification initiative aimed at reducing complexity in accounting standards. This new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted on either a retrospective or prospective basis. We elected early adoption on a prospective basis and prior periods have not been restated. The adoption of ASU 2015-17 did not have a material impact on our consolidated financial statements. Refer to Note 11 - Income Taxes for additional information regarding deferred tax assets and liabilities.
In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term.  It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption is permitted. The Company is currently evaluating the effect of the standard on its consolidated financial statements.

3. Net Loss per Share
The Company calculates basic and diluted net loss per share of common stock by dividing the net loss by the weighted average number of unrestricted common shares outstanding for the period. The following potentially dilutive common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2015, 2014, and 2013 as they would be anti-dilutive due to the Company’s net losses (in thousands):

	Years Ended December 31,
	2015	2014	2013
Options to purchase common stock (1)	3,226	3,330	3,322
Restricted stock units (2)	1,101	850	—
Total	4,327	4,180	3,322
(1) Includes 250,000 options with market-based vesting conditions granted to the Company's chief executive officer in December 2014.
(2) Includes 100,000 equity awards with market-based vesting conditions granted to the Company's chief financial officer in June 2015.

4. Fair Value of Financial Instruments
Derivative Instruments
Non-designated Foreign Currency Contracts
The Company uses foreign currency forward contracts as part of our strategy to manage exposure related to Euro denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. Accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in the consolidated balance sheets, with changes in the fair value recorded in earnings as "interest and other income (expense), net" in the consolidated statements of operations. Cash flows from the settlement of these non-designated foreign currency contracts are reported in cash flows from investing activities. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At December 31, 2015, we had outstanding contracts with a total notional value of $36.7 million.
The following table provides a quantitative summary of the fair value of derivative instruments not designated as hedging instruments as of December 31, 2015 (in thousands):

		Fair Value
Description	Balance Sheet Classification	December 31, 2015	December 31, 2014
Derivative Assets:		(in thousands)
Non-Designated Hedging Instruments
Foreign currency contracts	Prepaid expenses and other current assets	$—	$558
Total Derivative Assets		$—	$558

Derivative Liabilities:
Non-Designated Hedging Instruments
Foreign currency contracts	Accrued expenses	$400	$—
Total Derivative Liabilities		$400	$—
The following tables summarize the gains related derivative instruments not designated as hedging instruments for the year ended December 31, 2015, 2014 and 2013 (in thousands):

		Years Ended December 31,
	Location in Statement of Operations	2015	2014	2013
Foreign currency contracts	Interest and other income (expense), net	$3,404	$807	$—

Other Fair Value Measurements
The Company applies the guidance in ASC 820, Fair Value Measurements and Disclosures, ("ASC 820"), which provides that fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
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
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$19,703	$—	$—	$19,703	$15,643	$—	$—	$15,643
Marketable securities—U.S. treasury securities and time deposits	—	1,000	—	1,000	—	15,031	—	15,031
Foreign currency exchange contracts	—	—	—	—	—	558	—	558
Total	$19,703	$1,000	$—	$20,703	$15,643	$15,589	$—	$31,232
Liabilities:
Foreign currency exchange contracts	—	400	—	400	—	—	—	—
Total	$—	$400	$—	$400	$—	$—	$—	$—
The Company’s investments in money market funds are classified as Level 1 within the fair value hierarchy because they are valued using quoted market prices. Our marketable securities and foreign currency exchange contracts are classified as Level 2 within the fair value hierarchy as they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. No assets or liabilities are classified as Level 3 within the fair value hierarchy.
5. Acquisitions
Our consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. The Company does not present pro forma financial information for these acquisitions given their results are not material to our consolidated financial statements.
2015 Acquisitions
SMS Backup
On October 23, 2015, the Company acquired all intellectual property rights in connection with the SMS Backup & Restore and Call Log Backup & Restore applications ("SMS Backup") for total consideration of approximately $0.3 million. The results of operations for the acquisition have been included in the Company's operations since the date of acquisition and were not material for the periods presented.
The acquisition has been accounted for as a business combination and, in accordance with ASC 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. As a result of the acquisition, the Company recorded identifiable intangible assets related to customer relationships of $0.3 million. As of the acquisition date, the customer relationships had weighted-average useful lives of 6.0 years. These identifiable intangible assets are amortized over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

Rebit, Inc.

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

The acquisition of Rebit has been accounted for as a business combination and, in accordance with ASC 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. As a result of the acquisition of Rebit, the Company recorded goodwill in the amount of $0.6 million and identifiable intangible assets of $0.7 million. As of the acquisition date, developed technology and customer relationships had weighted-average useful lives of 6.0 years and 4.0 years, respectively. These identifiable intangible assets are amortized over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.
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
The acquisition of MailStore has been accounted for as a business combination and, in accordance with ASC 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date as follows (in thousands):

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

Identifiable definite-lived intangible assets of $7.4 million will be amortized on a straight-line basis over their estimated useful lives. Developed technology consists of products that have reached technological feasibility and tradenames represent acquired company and product names. The Company used the income approach to derive the fair value of the developed technology asset. The tradename intangible was valued using a relief from royalty method, which considers both the market approach and the income approach. Customer relationships represent the underlying relationships with certain customers to provide ongoing maintenance services for products sold. To value the customer relationships, the Company utilized the income approach, specifically a discounted cash-flow method known as the multi-period excess earnings method. The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Weighted Average Useful Life	Risk-Adjusted Discount Rates used in Valuation
	(in thousands)	(in years)
Developed technology	$5,458	6	15.5%
Customer relationships	1,613	8	15.5%
Tradenames	372	6	15.5%
Total identifiable intangible assets	$7,443
6. Goodwill and Acquired Intangible Assets
As of December 31, 2015 and 2014, the carrying amount of goodwill is $23.1 million and $23.7 million, respectively. The following is a rollforward of our goodwill balance (in thousands):

	December 31,
	2015	2014
Balance at beginning of fiscal period	$23,728	$11,536
Goodwill acquired	606	12,502
Effect of foreign exchange rates	(1,229)	(310)
Balance at end of fiscal period	$23,105	$23,728

Goodwill is not amortized. The Company reviews goodwill for impairment at least annually in the fourth quarter, or on an interim basis if an event or circumstance occurs indicating the potential for impairment. The Company completed the annual impairment review as of November 30, 2015 by estimating the fair value of the reporting unit (based on the Company’s market capitalization) and comparing this amount to the carrying value of the reporting unit (as reflected by the Company’s total stockholders’ equity). The Company determined that goodwill was not impaired. To date, the Company has had no impairments of goodwill.
Purchased intangible assets consist of the following (in thousands):

		December 31, 2015			December 31, 2014
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	6.4	$8,167	$2,463	$5,704	$8,303	$1,200	$7,103
Customer relationships	6.8	3,627	1,216	2,411	3,153	695	2,458
Tradenames	7.1	726	213	513	763	108	655
Non-compete agreements	3.8	380	368	12	380	274	106
Total		$12,900	$4,260	$8,640	$12,599	$2,277	$10,322
The Company recorded amortization expense of $2.0 million, $0.9 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of tradenames and non-compete agreements is recorded within general and administrative expenses on the Company's consolidated statements of operations.
Future estimated amortization expense of acquired intangibles is as follows (in thousands):

2016	$1,871
2017	1,694
2018	1,643
2019	1,585
2020	1,410
Thereafter	437
Total	$8,640
7. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2015	2014
Computer equipment	$53,094	$60,169
Software	2,243	2,204
Furniture and fixtures	1,834	1,862
Leasehold improvements	8,879	8,608
Internal-use software	1,789	988
Appliances	279	65
Total property and equipment	68,118	73,896
Less accumulated depreciation and amortization	(46,035)	(47,952)
Property and equipment, net	$22,083	$25,944
Depreciation expense was $11.6 million, $11.6 million, and $11.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Accrued marketing	$1,727	$1,827
Accrued compensation	3,130	2,288
Accrued restructuring	400	325
Accrued tax liabilities	435	2,394
Accrued consulting and professional fees	3,263	1,579
Accrued facilities	819	242
Accrued other expenses	1,785	1,851
Total accrued expenses	$11,559	$10,506
9. Stockholders' Equity
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

For the year ended December 31, 2015, the Company repurchased 502,310 shares of its common stock at an average price of $10.63 per share for a total cost of approximately $5.3 million. At December 31, 2015, approximately $14.7 million remained available under the Company's share repurchase program.
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
The 2011 Plan provides for the issuance of stock options, restricted stock, restricted stock units, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the 2011 plan, the Company reserved 1,662,000 shares of common stock for issuance thereunder. On January 1st of each year, beginning on January 1, 2012, the number of shares reserved under the 2011 Plan increased or will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s Board of Directors. As of December 31, 2015, 471,316 shares of common stock were available for future grant under the 2011 Plan.
Stock-based awards granted to employees generally vest over a three- or four-year period, and, in the case of stock options, expire ten years from the date of grant. Certain awards provide for accelerated vesting if there is a change of control, as defined in the 2005 or 2011 Plan, as applicable. The Company has generally granted stock options at exercise prices not less than the fair market value of its common stock on the date of grant.
Stock Options
The Company generally estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. This model requires the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield. The weighted-average exercise price, weighted-average grant-date fair value, and the assumptions used to estimate the fair value of the stock options granted using the Black-Scholes option pricing model for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Years Ended December 31,
	2015	2014	2013
Weighted-average exercise price	$12.97	$10.45	$10.95
Weighted-average grant-date fair value	$6.33	$5.33	$5.58
Black-Scholes Assumptions
Risk-free interest rate	1.54% to 1.85%	1.88% to 2.10%	0.95% to 1.71%
Expected dividend yield	—	—	—
Expected volatility	48% to 51%	51% to 53%	54%
Expected term (in years)	5.5 to 6.1	5.8 to 6.1	5.8 to 6.1
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
Expected Volatility

The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of comparable public companies over the option’s expected term as well as its own stock price volatility since the Company’s IPO.

Expected Term
The Company has limited public historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. As a result, for stock option grants made during the years ended December 31, 2015, 2014, and 2013 the expected term was estimated using the “simplified method.” The simplified method is based on the average of the vesting tranches and the contractual life of each grant.

Forfeitures
The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.
The following table summarizes stock option activity under stock incentive plans for the twelve months ended December 31, 2015:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (2)
Outstanding at December 31, 2014	3,080,439	$10.63	7.74	$11,456
Granted	660,500	12.97
Exercised	(264,784)	8.57
Cancelled	(500,482)	12.25
Outstanding at December 31, 2015	2,975,673	$11.06	6.71	$724
Exercisable as of December 31, 2015	1,823,644	$10.78	5.70	$631
Vested and expected to vest as of December 31, 2015 (1)	2,746,788	$10.99	6.55	$714

(1)
Represents the number of vested stock options as of December 31, 2015, plus the number of unvested stock options expected to vest as of December 31, 2015, based on the unvested stock options outstanding at December 31, 2015, adjusted for estimated forfeitures.

(2)
The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying stock options and the fair market value of the Company’s common stock on December 31, 2014 and December 31, 2015.

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was approximately $1.0 million, $3.2 million, and $4.4 million, respectively.
As of December 31, 2015, 2014, and 2013, there was approximately $4.5 million, $6.2 million, and $8.3 million, respectively, of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested stock options that is expected to be recognized over a weighted-average period of 2.18, 2.45, and 2.68 years, respectively. The total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.
Restricted Stock Units
The Company recognizes non-cash compensation expense over the vesting term of restricted stock units. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. Upon vesting and settlement, each restricted stock unit entitles the holder to receive one share of common stock.

The following table summarizes all restricted stock unit activity for the year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	849,619	$12.73
Restricted stock units granted	649,646	13.45
Restricted stock units vested	(244,792)	13.02
Restricted stock units cancelled	(253,109)	12.47
Unvested restricted stock units as of December 31, 2015	1,001,364	$13.19
As of December 31, 2015, 2014, and 2013, there was approximately $8.6 million, $7.4 million, and $0.0 million respectively, of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.91, 3.67, and 0.00 years, respectively.
Equity Awards with Market-Based Vesting Conditions
In connection with the hiring of a new president and chief executive officer in the fourth quarter of 2014, the Company granted 250,000 options with market-based vesting conditions at an exercise price equal to the fair market value per share of the common stock on the date of grant, $14.44. The vesting of these options is based on achieving target market prices of the common stock for a requisite Trading Period as described herein. There are four targets to be achieved, $15.00, $17.50, $20.00, and $22.50, with 62,500, or 25%, of the total options vesting at each target. The options shall vest on the first day after the completion of a period of twenty consecutive days in which the common stock has reached a target price, based upon the closing price (the "Trading Period").
The Company estimates the fair value and derived service period of stock options with market-based vesting conditions on the date of grant using a lattice model with a Monte Carlo simulation. The model requires the use of subjective estimates and assumptions, including grant price, expected volatility, risk-free interest rate and dividend yield. The exercise price, grant-date fair value, and assumptions used to estimate the fair value of the equity awards with market-based vesting conditions were as follows:

As of December 3, 2014
Exercise price	14.44
Grant-date fair value	7.41
Assumptions
Expected Volatility	51%
Risk-free interest rate	2.29%
Expected dividend yield	—%
In June 2015, the Company granted its chief financial officer 100,000 restricted stock units with market-based vesting conditions. The 100,000 restricted stock units begin to accrue in 25% increments on each one-year anniversary of the date of grant, but do not become vested units until the market-based conditions are met and subject further to time-based vesting conditions and continued employment. The market-based vesting conditions are based on achieving target market prices of the common stock for a requisite Trading Period. There are two targets to be achieved, $14.00 and $18.00 per share, with 50,000, or 50%, of the total award vesting at each target. The then accrued restricted stock units shall vest on the first day after achievement of the market-based vesting condition for the Trading Period, and any vesting thereafter will be contingent only on time-based vesting and continued employment with the Company.

The grant-date fair value and assumptions used to estimate the derived service period of the equity awards with market-based vesting conditions were as follows:

As of June 3, 2015
Grant-date fair value	$11.32
Assumptions
Expected Volatility	49%
Risk-free interest rate	2.38%
Expected dividend yield	—%
As of December 31, 2015, 2014, and 2013, there was approximately $0.7 million, $1.4 million, and $0.0 million respectively, of unrecognized stock-based compensation cost, net of forfeitures, related to unvested awards with market-based vesting conditions that are expected to be recognized over a weighted-average period of 2.34, 0.87, and 0.00 years. None of the market-based performance targets were achieved for the Company's outstanding equity awards as of December 31, 2015, and as such no vesting events have occurred.
Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statements of operations as follows for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cost of revenues	$730	$539	$508
Research and development	1,171	1,285	955
General and administrative	7,226	3,216	2,250
Sales and marketing	1,089	1,025	1,064
Total	$10,216	$6,065	$4,777

11. Income Taxes
The domestic and foreign components of income (loss) before provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Domestic	$(10,120)	$2,953	$(10,703)
Foreign	(11,393)	(11,936)	153
Total loss before provision for income taxes	$(21,513)	$(8,983)	$(10,550)

The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current tax provision
Federal	$131	$211	$—
State	113	239	14
Foreign	(118)	5	1
	126	455	15
Deferred tax provision
Federal	$—	$(89)	$40
State	4	1	—
Foreign	(28)	—	—
	(24)	(88)	40
Total provision for income taxes	$102	$367	$55
A reconciliation of our income tax provision to the statutory federal tax rate is as follows:

	Years Ended December 31,
	2015	2014	2013
Expected income tax benefit using U.S. federal statutory rate	34.0%	34.0%	34.0%
Change in the valuation allowance	(38.7)	79.6	(28.6)
Nondeductible stock-based compensation	(4.5)	(8.0)	(5.1)
State taxes, net of federal benefit	1.4	(2.1)	3.0
Foreign rate differential	(11.8)	(30.7)	—
Corporate restructuring	23.0	(55.3)	—
Income tax credits	4.3	5.1	3.1
Provision for tax reserves	(3.5)	(17.6)	—
State net operating loss expiration	—	(8.1)	(13.0)
Non-deductible compensation	(3.0)	—	—
Other	(1.7)	(1.0)	6.1
Effective income tax rate	(0.5)%	(4.1)%	(0.5)%

The Company recorded income tax expense of $0.1 million, $0.4 million and $0.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. For the year ended December 31, 2015, the Company’s tax provision was primarily driven by federal AMT and state income taxes, partially offset by a release of a reserve for an uncertain tax position due to the close of an audit for one of its German subsidiaries. For the year ended December 31, 2014, the Company’s tax provision was primarily driven by federal AMT and state income taxes. Our effective tax rate for the year ended December 31, 2015 is lower than the U.S. federal statutory rate primarily due to changes in the valuation allowance against deferred tax assets, a foreign rate differential associated with certain foreign jurisdictions which are subject to significantly lower tax rates than the U.S. federal statutory rate and nondeductible stock based compensation, offset by corporate restructuring activities. Our effective tax rate for the year ended December 31, 2014 is lower than the U.S. federal statutory rate primarily due to corporate restructuring activities undertaken to support and grow our business internationally, a foreign rate differential associated with certain foreign jurisdictions which are subject to significantly lower tax rates than the U.S. federal statutory rate and nondeductible stock based compensation expense, offset by changes in the valuation allowance against deferred tax assets.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$36,822	$34,908
Research and development tax credit carryforwards	4,924	4,120
Deferred revenue	7,005	6,538
Stock compensation	4,176	2,540
Other	6,106	114
Total deferred tax assets	59,033	48,220
Valuation allowance for deferred tax assets	(54,982)	(46,532)
Total deferred tax assets, net of valuation allowance	4,051	1,688
Deferred tax liabilities:
Amortization	(2,439)	(3,289)
Other	(3,146)	(164)
Total deferred tax liabilities	(5,585)	(3,453)
Net deferred tax liabilities	$(1,534)	$(1,765)
As of December 31, 2015, the Company had U.S. federal, state and foreign net operating loss carryforwards of $110.1 million, $73.4 million, and $5.5 million, respectively. Included in the federal and state net operating loss carryforward is $9.5 million and $8.9 million that relates to excess tax deductions from stock-based payments, the tax benefit of which will be recorded as an increase in additional paid-in capital when the deductions reduce current taxes payable. The federal net operating loss carryforwards will expire at various dates beginning in 2027 through 2033. State net operating loss carryforwards will expire at various dates beginning in 2020 through 2033. At December 31, 2015, the Company had federal and state research and development tax credit carryforwards available to reduce future income taxes payable of $3.8 million and $3.0 million respectively. These credits will expire at various dates beginning in the year 2025 through 2035. As of December 31, 2015 the Company also had federal AMT credits of approximately $0.3 million, which can be carried forward indefinitely.
Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, management has determined that it is not more-likely-than-not that the tax benefits related to the federal, state and foreign deferred tax assets will be realized for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at December 31, 2015 and 2014. The valuation allowance increased/(decreased) approximately $8.5 million and $(8.8) million during the years ended December 31, 2015 and 2014, respectively, due primarily to changes in the net operating loss carryforwards and increases in deferred tax assets related to stock based compensation and transaction costs.
Future changes in Company ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Based upon the Company’s analysis as of December 31, 2015, there was no ownership change experienced during 2015.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2015	2014
Unrecognized tax benefits, beginning of year	$(2,615)	$—
Additions based on tax positions related to the current year	(1,323)	(698)
Acquisition	—	(677)
Additions for tax positions of prior years	(35)	(1,240)
Reductions for tax positions of prior years	142	—
Settlements	600	—
Reductions due to lapse of applicable statute of limitations	—	—
Unrecognized tax benefits, end of year	$(3,231)	$(2,615)
The Company accounts for uncertain tax positions under the recognition and measurement criteria of ASC 740-10. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. If we do not believe that it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2015, the Company had a total amount of unrecognized tax benefits of $3.2 million, of which $0.2 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that, if recognized, would result in a corresponding increase in the valuation allowance.

The Company recognizes interest and penalties related to uncertain tax positions as a component in income tax expense. As of December 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations. The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax years ending December 31, 2012, 2013, 2014 and 2015, although carryforward attributes that were generated prior to tax year 2012 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The statute of limitations for assessments by foreign taxing authorities is generally not open for years prior to 2011, although carryforward attributes that were generated prior to tax year 2011 may still be adjusted upon examinations.
The Company is subject to U.S. federal income tax and various state and local taxes in both domestic and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities within these jurisdictions. The IRS completed its audit of the Company's U.S. federal income tax return for the tax year ended December 31, 2011 during 2014. The closing of the audit did not result in any proposed adjustments or assessments of tax relating to the 2011 tax year. Additionally, during 2015 the Company completed a German tax audit for Mailstore for the tax years ended December 31, 2011, 2012, 2013 and 2014 with immaterial adjustments.
The Company does not reasonably expect that the unrecognized tax benefit will change significantly within the next twelve months.
As of December 31, 2015, a deferred tax liability has not been established for approximately $0.3 million of cumulative undistributed earnings of non-U.S. subsidiaries, which are expected to be reinvested indefinitely in operations outside the U.S. Determination of the unrecognized deferred tax liability on unremitted earnings is not practical due to uncertainty regarding the remittance structure, the mix of earnings and earnings for profit pools in the year of remittance, and overall complexity of the calculation.
12. Commitments and Contingencies
Operating Leases
The Company leases various facilities under leases that expire at varying dates through 2024. Certain of these leases contain renewal options and require the Company to pay operating costs, including property taxes, insurance, and maintenance.

The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters); Lewiston, Maine; Sunnyvale, California; Longmont, Colorado; Munich, Germany; and Viersen, Germany. The Company has lease agreements to rent data center space in Wakefield, Massachusetts; Phoenix, Arizona; and Chandler, Arizona. The Company also maintained a hosting service agreement with a third-party data center vendor in Somerville, Massachusetts, which ended on January 31, 2015. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases. At December 31, 2015 and 2014, $4.9 million and $4.8 million is included in accrued expenses and other long-term liabilities related to the deferred rent, respectively.

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
Future non-cancellable minimum lease payments under all operating leases as of December 31, 2015, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases	Total
2016	$2,324	$2,083	$4,407
2017	2,167	817	2,984
2018	2,249	275	2,524
2019	2,184	—	2,184
2020	2,054	—	2,054
Thereafter	8,414	—	8,414
Total	$19,392	$3,175	$22,567

(1) This table includes amounts for agreements executed as of December 31, 2015. This table excludes $2.4 million of payments associated with the Phoenix, Arizona data center lease that was extended in February 2016 and expires in January 2019.

At December 31, 2015, the Company subleased certain office space to third parties, which sublease income will offset lease payments included in the table above. Total sublease income under contractual terms is $1.1 million, with both the sublease and the underlying lease expiring in December 2016.
Other Non-cancellable Commitments
As of December 31, 2015, the Company had non-cancellable commitments to vendors primarily consisting of advertising, marketing and broadband services contracts, as follows (in thousands):

Years Ended December 31,	Commitments
2016	$3,041
2017	692
2018	116
2019	35
2020	6
Total	$3,890

Litigation
On August 30, 2010, Oasis Research sued the Company and 17 other defendants in the United States Court for the Eastern District of Texas (the “Court”) alleging infringement of certain of Oasis Research’s patents. A trial was held in March 2013 and a jury verdict was returned against Oasis Research finding that all of the asserted patents were invalid. On January 8, 2015, the Court granted Oasis Research’s motion for Judgment as a Matter of Law under Rule 50(b) and Alternative Request for a New Trial under Rule 59(a). In October 2015, the parties participated in a mediation and subsequently entered into a confidential agreement to dismiss all matters in the pending cases with prejudice.
Although results of litigation and claims cannot be predicted with certainty, the Company is not presently involved in any legal proceeding in which the outcome, if determined adversely to the Company, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
13. Restructuring
In 2015, the Company recorded restructuring charges of $0.5 million, primarily related to completion of our data center optimization program that was initiated in the fourth quarter of 2014, as well as recording a change in estimate of our lease exit charge for our former Boston, Massachusetts corporate headquarters.
In 2014, the Company exited office space and relocated its corporate headquarters. The relocation was made to facilitate growth of the Company and the related increase in headcount. In association with the exit of the former office space, the Company recorded a charge of $0.4 million at the cease-use date in accordance with ASC 420, Exit or Disposal Cost Obligations. Also during the fourth quarter, the Company recorded costs to optimize the operating efficiencies of its data centers which included the exit of a facility and relocation of its equipment to an existing data center. As a result of these data center optimization efforts, there were restructuring expenses totaling $0.4 million for the period ending December 31, 2014. These expenses have been recorded through the restructuring line within the Company's consolidated statements of operations.
As of December 31, 2015 and 2014, the Company had $0.4 million and $0.5 million accrued related to restructuring activities, respectively.
14. Retirement Plan
The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status and age requirements. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. For the periods ending December 31, 2015, 2014 and 2013, the total expense for the Company’s matching contributions to the plan was $1.1 million, $0.9 million, and $0.7 million, respectively.
15. Revolving Credit Facility
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
The Credit Facility is secured by substantially all of the Company’s assets and contains customary affirmative and negative covenants, including financial covenants specifying a minimum quick ratio and minimum consolidated free cash flow, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Credit Facility. On May 22, 2015, the Company entered into an amendment to the Credit Facility, with Silicon Valley Bank (the "Amendment"), which amends the Company’s existing Credit Facility. The Amendment eliminates from the events which constitute a change of control and, consequently, an event of default, the replacement, under specified circumstances, of a majority of the Company’s board of directors. The Amendment also allows the Company to repurchase its capital stock pursuant to a board of directors approved stock repurchase plan, so long as the total of such repurchases does not exceed $20 million during the term of the Credit Facility and the Company remains in pro forma compliance with the financial and other covenants. On October 30, 2015, the Company entered into a second amendment to the Credit Facility with Silicon Valley Bank, which includes technical corrections relating to certain definitions and calculations of financial covenants.
As of December 31, 2015, the Company was in compliance with these covenants and there was one letter of credit for $0.8 million outstanding under the Credit Facility related to the security deposit on the lease for the Company's corporate headquarters. As of December 31, 2015, availability under the Credit Facility was $24.2 million.
16. Subsequent Events
On January 13, 2016, the Company completed the EVault Acquisition. Carbonite acquired substantially all of the assets utilized in EVault's operations for cash consideration of $14.0 million. Carbonite expects to complete the acquisition of the European Union assets of EVault in the first quarter of 2016, subject to applicable laws, compliance requirements and customary closing conditions.
The Company is in the process of gathering information to complete its preliminary valuation of certain assets and liabilities acquired as part of the transaction in order to complete acquisition accounting.
17. Quarterly Information (Unaudited)
Quarterly results of operations are as follows (in thousands, except per share amounts):

	For the three months ended:
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
Statements of Operations Data:
Revenue	$35,065	$34,553	$33,972	$33,026	$31,914	$31,274	$30,295	$29,137
Gross profit	$25,869	$24,779	$24,172	$23,012	$21,913	$21,689	$20,574	$19,877
Loss from operations	$(5,488)	$(5,701)	$(4,476)	$(5,993)	$(4,615)	$(481)	$(2,547)	$(942)
Net loss	$(4,599)	$(5,966)	$(4,820)	$(6,230)	$(5,133)	$(699)	$(2,536)	$(982)
Basic and diluted net loss per share	$(0.17)	$(0.22)	$(0.18)	$(0.23)	$(0.19)	$(0.03)	$(0.09)	$(0.04)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financing Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO").

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015. The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this Annual Report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.
Ernst & Young LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Carbonite, Inc.

We have audited Carbonite, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Carbonite, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Carbonite, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carbonite, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Carbonite, Inc. and our report dated March 8, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Boston, Massachusetts
March 8, 2016

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below with respect to the Company’s Code of Business Conduct and Ethics, the information required by this item will be set forth in the sections entitled “Board of Directors, Corporate Governance & Related Matters”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Officers” and “Criteria for Director Nominations” of our definitive proxy statement to be filed with the SEC in connection with our 2016 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated in this Annual Report by reference.
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at http://investor.carbonite.com/governance.cfm.
We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of The NASDAQ Global Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be set forth in the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee of the Board of Directors on Executive Compensation” of our Proxy Statement and is incorporated in this Annual Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of our Proxy Statement and is incorporated in this Annual Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information, if any, required by this item will be set forth in the sections entitled “Certain Relationships And Related Transactions” and “Board of Directors, Corporate Governance & Related Matters - Independence of our Board of Directors” of our Proxy Statement and is incorporated in this Annual Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the section entitled “Audit-Related Matters” of our Proxy Statement and is incorporated in this Annual Report by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
See Index to Consolidated Financial Statements on page 44 of this Annual Report, which is incorporated into this Item by reference.
(a)(3) Exhibits

See Exhibit Index to this Annual Report, which is incorporated into this Item by reference. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b) Exhibits
See Exhibit Index to this Annual Report, which is incorporated into this Item by reference.
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

CARBONITE, INC.

Dated: March 8, 2016	By:	/s/ Mohamad Ali
Mohamad Ali
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mohamad Ali	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2016
Mohamad Ali

/s/ Anthony Folger	Chief Financial Officer (Principal Financial Officer)	March 8, 2016
Anthony Folger

/s/ Cassandra Hudson	Chief Accounting Officer (Principal Accounting Officer)	March 8, 2016
Cassandra Hudson

/s/ Stephen Munford*	Chairman of the Board	March 8, 2016
Stephen Munford

/s/ Jeffry Flowers*	Director	March 8, 2016
Jeffry Flowers

/s/ Charles Kane*	Director	March 8, 2016
Charles Kane

/s/ Todd Krasnow*	Director	March 8, 2016
Todd Krasnow

/s/ Peter Gyenes*	Director	March 8, 2016
Peter Gyenes

/s/ Scott Daniels*	Director	March 8, 2016
Scott Daniels

/s/ David Friend*	Director	March 8, 2016
David Friend

March 8, 2016

*By: /s/ Mohamad Ali
*Mohamad Ali Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Share Purchase Agreement relating to all shares in MailStore Software GmbH, dated as of December 12, 2014.
2.2 (33)
Asset Purchase Agreement by and among Carbonite, Inc., Carbonite Cloud Backup (Canada) Inc., Carbonite GmbH, Carbonite Operations BV, EVault, Inc. and Seagate Technologies (US) Holdings, Inc., dated as of December 15, 2015.

3.1(2)	Amended and Restated Certificate of Incorporation of Carbonite, Inc.
3.2(3)	Amended and Restated By-Laws of Carbonite, Inc.
4.1(4)	Form of Common Stock Certificate.
4.3(6)	Form of Indenture.
10.1(3)#
Amended and Restated 2005 Stock Incentive Plan and Form of Incentive Stock Option Agreement, Nonqualified Stock Option Agreement, and Stock Restriction Agreement under the Amended and Restated 2005 Stock Incentive Plan.

10.2(3)#	2011 Equity Award Plan and Form of Incentive Stock Option Agreement, Nonqualified Stock Option Agreement, and Stock Restriction Agreement under the 2011 Equity Award Plan.
10.3(5)#	Form of Indemnification Agreement by and between Carbonite, Inc. and each of its directors and executive officers.
10.4(5)#	Severance Agreement with David Friend, dated as of May 3, 2011.
10.5(35)	Amended and Restated Office Lease by Trustees of Church Realty Trust to Carbonite, Inc., dated as of October 17, 2011.
10.6(7)	Commercial Lease with Lewiston Properties, LLC, dated as of May 13, 2011.
10.7(8)	Turn Key Datacenter Lease with GIP Wakefield, LLC, dated as of June 3, 2011.
10.8(9)	Turn Key Datacenter Lease with Digital Phoenix Van Buren, LLC, dated as of November 29, 2011.
10.9(10)	First Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of September 15, 2011.
10.10(11)	Second Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of March 31, 2012.
10.11(12)	Third Amendment to the Datacenter Lease with GIP Wakefield LLC, dated as of June 11, 2012.
10.12(13)#	Offer Letter with Anthony Folger, dated as of November 21, 2012.
10.13(14)†	Fourth Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of February 14, 2013.
10.14(15)†	Turnkey Datacenter Lease with Digital 2121 South Price, LLC, dated as of December 31, 2013.
10.15(16)†	Fifth Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of February 6, 2014.
10.16(17)#	Form of Restricted Stock Unit Agreement under the 2011 Equity Award Plan.
10.17(18)	Indenture of Lease by and between Abbey Lafayette Operating LLC and Carbonite, Inc. dated as of May 5, 2014.
10.18(19)#	Form of Stock Restriction Agreement under the 2011 Equity Award Plan.
10.19(20)#	Amended and Restated Offer Letter with Danielle Sheer, dated as of August 1, 2014.
10.20(21)#	Promotion Letter Agreement with Cassandra Hudson, dated as of October 28, 2014.
10.21(22)†	Sixth Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of September 30, 2014.
10.22(23)#	Employment Agreement with David Friend, dated as of January 8, 2015.
10.23(24)#	Executive Employment Agreement with Mohamad Ali, dated as of December 3, 2014, as amended January 8, 2015.
10.26(25)	Credit Agreement by and among Carbonite, Inc., the lenders party thereto and Silicon Valley Bank, dated as of May 6, 2015.
10.27(26)#	Offer Letter with David Raissipour, dated as of May 12, 2015.
10.28(27)	First Amendment to Credit Agreement by and among Carbonite, Inc., the lenders party thereto and Silicon Valley Bank, dated as of May 22, 2015.
10.29(28)	Seventh Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of September 30, 2015.
10.30(29)	Second Amendment to Credit Agreement by and among Carbonite, Inc., the lenders party thereto and Silicon Valley Bank, dated as of October 30, 2015.
10.31(30)#	Offer Letter with Christopher Doggett, dated as of November 27, 2015.

Exhibit No.	Description
10.32(31)#	Offer Letter with Paul Mellinger, dated as of December 15, 2015.
10.33(32)#	Offer Letter with Norman Guadagno, dated as of January 6, 2016.
10.34(34)#	Executive Severance Plan, dated as of February 2, 2016.
10.35	Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Award Plan.
10.36	First Amendment to Turnkey Datacenter Lease with Digital Phoenix Van Buren, LLC, dated as of February 3, 2016.
21.1	List of subsidiaries.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as the same numbered exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2014, and incorporated herein by reference.

(2)	Filed as the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011, and incorporated herein by reference.

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

(5)	Filed as the same numbered exhibit to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 12, 2011, and incorporated herein by reference.

(6)	Filed as Exhibit 4.5 to Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 19, 2013, and incorporated herein by reference.

(7)	Filed as Exhibit 10.13 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 15, 2011, and incorporated herein by reference.

(8)	Filed as Exhibit 10.14 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 15, 2011, and incorporated herein by reference.

(9)	Filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2012, and incorporated herein by reference.

(10)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2012, and incorporated herein by reference.

(11)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2012, and incorporated herein by reference.

(12)	Filed as Exhibit 10.24 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2013, and incorporated herein by reference.

(13)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2013, and incorporated herein by reference.

(14)	Filed as Exhibit 10.19 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5, 2014, and incorporated herein by reference.

(15)	Filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5, 2014, and incorporated herein by reference.

(16)	Filed as Exhibit 10.25 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5, 2014, and incorporated herein by reference.

(17)	Filed as Exhibit 10.27 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5, 2014, and incorporated herein by reference.

(18)	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on May 6, 2014, and incorporated herein by reference.

(19)	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2014, and incorporated herein by reference.

(20)	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 5, 2014, and incorporated herein by reference.

(21)	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2014, and incorporated herein by reference.

(22)	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2014, and incorporated herein by reference.

(23)	Filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference.

(24)
Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2014 (Executive Employment Agreement) and Exhibit 99.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015 (Amendment to Executive Employment Agreement), and each incorporated herein by reference.

(25)	Filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2015, and incorporated herein by reference.

(26)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2015, and incorporated herein by reference.

(27)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2015, and incorporated herein by reference.

(28)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015, and incorporated herein by reference.

(29)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015, and incorporated herein by reference.

(30)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2015, and incorporated herein by reference.

(31)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2015, and incorporated herein by reference.

(32)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2016, and incorporated herein by reference.

(33)	Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016, and incorporated herein by reference.

(34)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2016, and incorporated herein by reference.

(35)	Filed as Exhibit 10.5 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2015, and incorporated herein by reference.

#	Indicates a management contract or compensatory plan.
†	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.