Form 10-Q
period 2016-03-31
Carbonite Inc
filed 2016-05-09
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of April 29, 2016, there were 26,946,051 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Carbonite, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$41,009	$63,936
Marketable securities	1,000	1,000
Trade accounts receivable, less allowances for doubtful accounts of $318 and $139	12,743	3,736
Prepaid expenses and other current assets	10,514	3,188
Restricted cash	135	135
Total current assets	65,401	71,995
Property and equipment, net	26,377	22,083
Other assets	220	167
Acquired intangible assets, net	17,053	8,640
Goodwill	23,620	23,105
Total assets	$132,671	$125,990
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,129	$8,384
Accrued expenses	16,478	11,559
Current portion of deferred revenue	89,824	80,269
Total current liabilities	111,431	100,212
Deferred revenue, net of current portion	20,054	18,434
Other long-term liabilities	5,970	6,271
Total liabilities	137,455	124,917
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at March 31, 2016 and December 31, 2015; 27,911,250 shares issued and 26,925,535 shares outstanding at March 31, 2016; 27,756,799 shares issued and 27,216,779 shares outstanding at December 31, 2015	279	278
Additional paid-in capital	168,047	165,391
Treasury stock, at cost (985,715 and 540,020 shares as of March 31, 2016 and December 31, 2015, respectively)	(8,938)	(5,693)
Accumulated other comprehensive income	1,467	2,040
Accumulated deficit	(165,639)	(160,943)
Total stockholders’ (deficit) equity	(4,784)	1,073
Total liabilities and stockholders’ (deficit) equity	$132,671	$125,990
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except share and per share amounts)
Revenue	$48,115	$33,026
Cost of revenue	14,755	10,014
Gross profit	33,360	23,012
Operating expenses:
Research and development	8,736	6,929
General and administrative	11,420	7,576
Sales and marketing	16,882	14,381
Restructuring charges	773	119
Total operating expenses	37,811	29,005
Loss from operations	(4,451)	(5,993)
Interest and other income (expense), net	(150)	(33)
Loss before income taxes	(4,601)	(6,026)
Provision for income taxes	95	204
Net loss	$(4,696)	$(6,230)
Basic and diluted net loss per share	$(0.17)	$(0.23)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,055,269	27,239,201
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net loss	$(4,696)	$(6,230)
Other comprehensive (loss) income:
Net unrealized gain on marketable securities	—	7
Foreign currency translation adjustments	(573)	1,339
Total other comprehensive (loss) income	(573)	1,346
Total comprehensive loss	$(5,269)	$(4,884)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating activities
Net loss	$(4,696)	$(6,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,339	3,354
Loss (gain) on disposal of equipment	432	(33)
Accretion of discount on marketable securities	—	(9)
Stock-based compensation expense	2,343	2,468
Other non-cash items, net	360	107
Changes in assets and liabilities:
Accounts receivable	(8,952)	(815)
Prepaid expenses and other current assets	(5,408)	(1,065)
Other assets	(40)	218
Accounts payable	(2,523)	1,172
Accrued expenses	3,549	(611)
Other long-term liabilities	(381)	184
Deferred revenue	4,220	3,831
Net cash (used in) provided by operating activities	(6,757)	2,571
Investing activities
Purchases of property and equipment	(1,924)	(3,289)
Proceeds from sale of property and equipment	—	33
Proceeds from maturities of marketable securities and derivatives	—	12,712
Purchases of marketable securities and derivative settlements	(538)	—
Increase in restricted cash	—	(136)
Payment for acquisition, net of cash acquired	(11,000)	—
Net cash (used in) provided by investing activities	(13,462)	9,320
Financing activities
Proceeds from exercise of stock options	314	1,276
Repurchase of common stock	(3,246)	—
Net cash (used in) provided by financing activities	(2,932)	1,276
Effect of currency exchange rate changes on cash	224	(212)
Net increase in cash and cash equivalents	(22,927)	12,955
Cash and cash equivalents, beginning of period	63,936	46,084
Cash and cash equivalents, end of period	$41,009	$59,039
Supplemental disclosure of cash flow information
Cash paid for income taxes	$236	$467
Non-cash investing activities
Acquisition of property and equipment included in accounts payable and accrued expenses	$(641)	$(1,730)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Nature of Business
Carbonite, Inc. (the “Company”) was incorporated in the State of Delaware on February 10, 2005 and is a provider of cloud backup and disaster recovery solutions. The Company’s solutions provide powerful features packaged in a cost-effective, simple and secure manner and are designed to address the specific needs of small and medium-sized businesses ("SMBs") and individuals.
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q, and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 8, 2016.
In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the periods presented. The results for the periods presented are not necessarily indicative of future results.
Reclassifications
The Company has reclassified certain amounts in its condensed consolidated statements of cash flows as of March 31, 2015 to conform to the condensed consolidated statements of cash flows presentation as of March 31, 2016. The reclassification relates to the merger of the provision for (reduction of) reserves on accounts receivable caption into the change in accounts receivable caption.
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
The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. At March 31, 2016, one customer represented 10% or more of the Company's accounts receivable balance, and at December 31, 2015, no customer represented 10% or more of the Company’s accounts receivable balance. At March 31, 2016 and December 31, 2015, no customer represented 10% or more of the Company’s revenue for the periods presented.
Revenue Recognition
The Company derives revenue from Software-as-a-Service ("SaaS") arrangements and multiple element arrangements. Generally, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectability is probable. Our revenue recognition policies for these revenue streams are discussed below.
The Company derives the majority of its revenue from backup and disaster recovery solutions subscription services. These services are standalone independent service solutions, which are generally contracted for a one- to three-year term. Subscription arrangements include access to use the Company’s services via the internet. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605-10, Overall Revenue Recognition. Subscription revenue is recognized ratably on a daily basis upon activation of service over the subscription period, when persuasive evidence of an arrangement with a customer exists, the subscription period has been activated, the price is fixed or determinable, and collection is reasonably assured. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying condensed consolidated balance sheets.
For multiple element arrangements, including those containing a subscription arrangement, the Company follows the multiple element guidance in accordance with ASC 605-25, Revenue Recognition - Multiple-Element Arrangements. The Company allocates revenue to each element based on the relative selling price method to the overall arrangement consideration. The selling price for a deliverable is based on vendor-specific objective evidence ("VSOE"), if available, Third Party Evidence ("TPE"), if VSOE is not available, or Best Estimate of Selling Price ("BESP"), if neither VSOE nor TPE are available. Typically, the Company uses BESP for these arrangements.
For its software arrangements, which often contain multiple revenue elements, such as software licenses, hardware, professional services and post-contract customer support ("PCS"), the Company recognizes and defers revenue using the residual method in accordance with ASC 985-605, Software. Revenue is allocated to each element, excluding the software license, based on VSOE. VSOE is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. The Company does not have VSOE for its software licenses since they are seldom sold separately. Accordingly, revenue is allocated to the software license using the residual value method. Under the residual value method, revenue equal to VSOE of each undelivered element is initially deferred and any remaining arrangement fee is then allocated to the software license.
Hardware revenues are generally recognized upon delivery or upon installation, if required. Professional services are generally provided on a time and materials basis and revenue from professional services, including installation services, is recognized as services are performed, or upon installation if required.
The Company excludes any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction (i.e., sales, use and value added) from its revenue and costs. Reimbursement received for shipping costs is recorded as revenue.
Deferred product costs represent deferred cost of revenue for product shipments to customers prior to satisfaction of Carbonite’s revenue recognition criteria. Such costs are classified as "Prepaid expense and other current assets" if the related deferred revenue is initially classified as current. Deferred product costs are recorded in "Other assets" if the related deferred revenue is initially classified as long-term, and remain a component of noncurrent assets until such costs are recognized in the consolidated statement of operations. In certain cases these costs are recognized ratably over the customer contract term.

Cash Equivalents and Marketable Securities
The Company considers all highly liquid investments purchased with an original purchase maturity of 90 days or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation.
Marketable securities consist of time deposits and U.S. treasury securities with initial maturities of more than 90 days. Short-term investments in marketable securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses (excluding other-than-temporary impairments) reported as a separate component of accumulated other comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary are included in income based on the specific identification method. Fair value is determined based on quoted market prices. At both March 31, 2016 and December 31, 2015, the Company’s marketable securities had remaining maturities within one year and had a total cost basis of $1.0 million.
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
Internal-use Software and Website Development
The Company accounts for its software and website development costs in accordance with the guidance in ASC 350-40, Internal Use Software and ASC 350-50, Website Development Costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs are capitalized until the application is substantially complete and ready for its intended use, at which point such costs are amortized over the estimated useful life of the software. At March 31, 2016 and December 31, 2015, approximately $1.9 million and $1.8 million of costs associated with internal-use software and website development costs were capitalized on the Company's consolidated balance sheets, respectively. For the three month periods ended March 31, 2016 and March 31, 2015, the Company recorded $0.2 million and $0.1 million of amortization expense related to capitalized internal-use software and website development costs, respectively.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts reflects the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company specifically analyzes historical bad debts, the aging of the accounts receivable, creditworthiness, and current economic trends, to evaluate the allowance for doubtful accounts. Past due balances are reviewed individually for collectability. Account balances are charged against the allowance for doubtful accounts after all means of collection have been exhausted, and the potential for recovery is considered remote. The Company also maintains an allowance for sales returns and credits to customers for which the Company has the ability to estimate based upon historical experience. The allowance for sales returns and credits is recorded as a reduction in revenue.
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
The Company accounts for uncertain tax positions by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-9, Revenue from Contacts with Customers (“ASU 2014-9”), updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued an amendment to the standard, ASU 2016-8, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued an additional amendment to the standard, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the guidance on identifying performance obligations and the implementation guidance on licensing. The collective guidance will be effective for the Company on January 1, 2018, with early adoption permitted, but not earlier than January 1, 2017. The guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial adoption. The Company is currently assessing the potential impact of the adoption of these standards on its consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The standard clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company adopted ASU 2015-05 as of January 1, 2016. The adoption of ASU 2015-05 did not have a material impact on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term.  It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect of the standard on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier adoption permitted for all entities. The Company is currently evaluating the effect of the standard on its consolidated financial statements.
3. Net Loss per Share
The Company calculates basic and diluted net loss per share by dividing the net loss by the weighted average number of unrestricted common shares outstanding for the period. The following potentially dilutive common stock equivalents have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2016 and 2015 as they would be anti-dilutive due to the Company’s net losses (in thousands):

	As of March 31,
	2016	2015
Options to purchase common stock (1)	2,795	3,465
Restricted stock units (2)	1,998	1,200
Total	4,793	4,665
(1) Includes 250,000 options with market-based vesting conditions.
(2) Includes 425,000 equity awards with market-based vesting conditions.
4. Fair Value of Financial Instruments

Derivative Instruments

Non-designated Foreign Currency Contracts

The Company uses foreign currency forward contracts as part of our strategy to manage exposure related to Euro denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. Accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in the consolidated balance sheet, with changes in the fair value recorded in earnings as "interest and other income (expense), net" in the consolidated statement of operations. Cash flows from the settlement of these non-designated foreign currency contracts are reported in cash flows from investing activities. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At March 31, 2016 and December 31, 2015, the Company had outstanding contracts with a total notional value of $39.6 million and $36.7 million, respectively.

The following table provides a quantitative summary of the fair value of derivative instruments not designated as hedging instruments as of March 31, 2016 and December 31, 2015 (in thousands):

		Fair Value
Description	Balance Sheet Classification	March 31, 2016	December 31, 2015
Derivative Liabilities:
Non-Designated Hedging Instruments
Foreign currency contracts	Accrued expenses	$1,619	$400
Total Derivative Liabilities		$1,619	$400
The following table summarizes the (losses) gains related to derivative instruments not designated as hedging instruments for the three months ended March 31, 2016 and 2015 (in thousands):

		Three Months Ended March 31,
	Location in Statement of Operations	2016	2015
Foreign currency contracts	Interest and other income (expense), net	$(1,757)	$3,393

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$19,705	$—	$—	$19,705	$19,703	$—	$—	$19,703
Marketable securities—U.S. treasury securities and time deposits	—	1,000	—	1,000	—	1,000	—	1,000
Total	$19,705	$1,000	$—	$20,705	$19,703	$1,000	$—	$20,703
Liabilities:
Foreign currency exchange contracts	—	1,619	—	1,619	—	400	—	400
Total	$—	$1,619	$—	$1,619	$—	$400	$—	$400

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
5. Acquisitions

On January 13, 2016, the Company completed the acquisition of the North American cloud-based business continuity and disaster recovery assets of EVault, Inc. ("EVault"). The Company completed the acquisition of the assets used in the European Union operations of EVault on March 31, 2016. The acquisition of EVault has been accounted for as a business combination and, in accordance with ASC 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates. The following table summarizes the preliminary purchase price allocation (in thousands):

Fair value of consideration transferred:
Cash	$14,000
Fair value of prepaid transactional services	(3,000)
Fair value of total acquisition consideration	$11,000

Fair value of assets acquired and liabilities assumed:
Prepaid expenses	$1,330
Property and equipment, net	6,776
Intangible assets	9,150
Other long-term assets	564
Goodwill	10
Total assets acquired	17,830
Deferred revenue	(6,830)
Net assets acquired	$11,000

In connection with the acquisition of EVault, the Company negotiated a Transaction Services Agreement (“TSA”) that provides a credit to be used against future services provided under the terms of the agreement.  The Company has estimated the preliminary fair value of the TSA credit to be $3.0 million based on expected usage and accounted for it as a reduction in consideration transferred in the preliminary purchase price allocation. The TSA credit is recorded in "prepaid expenses and other current assets" on the consolidated balance sheet as of March 31, 2016. For the three month period ended March 31, 2016, the Company recognized $1.8 million related to TSA credit, which was recorded as a reduction in the TSA credit and resulted in a remaining balance of $1.2 million as of March 31, 2016.

In the three months ended March 31, 2016 and 2015, acquisition-related expenses were $3.4 million and $0.4 million, respectively, which have been included primarily in "general and administrative" in the condensed consolidated statements of operations. The operating results of EVault, which are included in the condensed consolidated statements of operations beginning on their respective acquisition dates, are comprised of $13.1 million of revenue for the three months ended March 31, 2016. The Company has determined that meeting the disclosure requirements related to the amounts of expenses of EVault included in the condensed consolidated statements of operations is impracticable, as certain operations of EVault were integrated into the operations of the Company.

The significant intangible assets identified in the preliminary purchase price allocation discussed above include developed technology, trade names and customer relationships, which are amortized over their respective useful lives on a straight line basis. The preliminary allocations of the purchase price are subject to revisions as additional information is obtained about the facts and circumstances that existed at the time of acquisition.  Developed technology consists of products that have reached technological feasibility and trade names represent acquired company and product names. To value the developed technology asset, the Company utilized the income approach, specifically a discounted cash-flow method known as the multi-period excess earnings method. The trade name intangible was valued using a relief from royalty method, which considers both the market approach and the income approach. Customer relationships represent the underlying relationships with certain customers to provide ongoing services for products sold. The Company utilized the replacement cost/lost profits methodology to derive the fair value of the customer relationships. The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired and risk-adjusted discount rates used in the valuation:

	Amount	Weighted Average Useful Life	Risk-Adjusted Discount Rates used in Valuation
	(in thousands)	(in years)
Developed technology	$5,650	4	15%
Customer relationships	2,500	6	14%
Trade names	1,000	7	14%
Total identifiable intangible assets	$9,150

Pro Forma Financial Information
The following unaudited pro forma information presents the condensed combined results of operations of the Company and EVault for the three months ended March 31, 2015 as if the acquisition of EVault had been completed on January 1, 2015. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustments (step-downs) for property, plant and equipment and deferred revenue, reversal of revenues and costs directly attributable to assets and products not acquired, and adjustments relating to the tax effect of combining the Carbonite and EVault businesses.
The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and EVault. Accordingly, these unaudited pro forma results are presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition occurred as of January 1, 2015, nor are they intended to represent or be indicative of future results of operations (in thousands):

As of March 31,
2015
Revenue	$54,747
Net loss	$(21,480)

Basic and diluted net loss per share	$(0.79)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,239,201

6. Goodwill and Acquired Intangible Assets
As of March 31, 2016 and December 31, 2015, the carrying amount of goodwill was $23.6 million and $23.1 million, respectively. The following is a rollforward of our goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2015	$23,105
Goodwill acquired	10
Effect of foreign exchange rates	505
Balance as of March 31, 2016	$23,620
Purchased intangible assets consist of the following (in thousands):

		March 31, 2016			December 31, 2015
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	5.8	$14,037	$3,188	$10,849	$8,167	$2,463	$5,704
Customer relationships	6.5	6,207	1,472	4,735	3,627	1,216	2,411
Trade names	7.0	1,742	278	1,464	726	213	513
Non-compete agreements	3.8	380	375	5	380	368	12
		$22,366	$5,313	$17,053	$12,900	$4,260	$8,640
The Company recorded amortization expense of $1.0 million and $0.5 million for the three month periods ended March 31, 2016 and March 31, 2015, respectively. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of trade names and non-compete agreements is recorded within general and administrative expenses.
Future estimated amortization expense of acquired intangibles as of March 31, 2016 is as follows (in thousands):

Remainder of 2016	$2,888
2017	3,716
2018	3,665
2019	3,607
2020	2,019
Thereafter	1,158
$17,053
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued marketing	$2,238	$1,727
Accrued compensation	5,869	3,130
Accrued restructuring	526	400
Accrued tax liabilities	396	435
Accrued consulting and professional fees	2,644	3,263
Accrued facilities	742	819
Derivative liability	1,619	400
Accrued other expenses	2,444	1,385
Total accrued expenses	$16,478	$11,559

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
For the three months ended March 31, 2016, the Company repurchased 437,582 shares of its common stock at an average price of $7.27 per share for a total cost of approximately $3.2 million. At March 31, 2016, approximately $11.5 million remained available under the Company's share repurchase program.
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
The 2011 Plan provides for the issuance of stock options, restricted stock, restricted stock units, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the 2011 Plan, the Company reserved 1,662,000 shares of common stock for issuance thereunder. On January 1st of each year, beginning January 1, 2012, the number of shares reserved under the 2011 Plan increased or will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s Board of Directors. As of March 31, 2016, 931,441 shares of common stock were available for future grant under the 2011 Plan.
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
Stock Options
The following summarizes stock option activity under stock incentive plans for the three months ended March 31, 2016:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (2)
Outstanding at December 31, 2015	2,975,673	$11.06		$724
Granted	1,500	8.95
Exercised	(46,625)	6.72
Forfeited	(385,102)	10.95
Outstanding at March 31, 2016	2,545,446	$11.15	5.19	$195
Exercisable as of March 31, 2016	1,721,643	$10.87	3.85	$186
Vested and expected to vest as of March 31, 2016 (1)	2,377,213	$11.10	4.98	$194

(1)
Represents the number of vested stock options as of March 31, 2016, plus the number of unvested stock options expected to vest as of March 31, 2016, based on the unvested stock options outstanding at March 31, 2016, adjusted for estimated forfeitures.

(2)
The aggregate intrinsic value is calculated as the positive difference, if any, between the exercise price of the underlying stock options and the fair market value of the Company’s common stock on March 31, 2016.

The Company generally estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. This model requires the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield.
The assumptions used to estimate the fair value of the stock options granted during the three months ended March 31, 2016 and 2015 using the Black-Scholes option-pricing model were as follows:

	Three Months Ended March 31,
	2016	2015
Weighted-average exercise price	$8.95	$14.59
Weighted-average grant-date fair value	$4.03	$7.25
Black-Scholes Assumptions
Risk-free interest rate	1.93%	1.81%
Expected dividend yield	—%	—%
Expected volatility	44.4%	51%
Expected term (in years)	6.1	6.1
Restricted Stock Units
The Company recognizes non-cash compensation expense over the vesting term of restricted stock units. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. Upon vesting and settlement, each restricted stock unit entitles the holder to receive one share of common stock.
The following table summarizes restricted stock unit activity for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2015	1,001,364	$13.19
Restricted stock units granted	768,975	9.06
Restricted stock units vested	(102,076)	14.49
Restricted stock units forfeited	(95,077)	10.90
Unvested restricted stock units as of March 31, 2016	1,573,186	$11.22

Equity Awards with Market-Based Vesting Conditions

On February 1, 2016, the Company granted select executive officers 325,000 restricted stock units with market-based vesting conditions. These restricted stock units contain both performance and service vesting conditions. These awards will meet the performance vesting condition if, within three years from the date of grant, the closing price per share of the Company's common stock is at least $15.00 per share for 20 consecutive trading days. Upon achievement of the applicable performance vesting condition, the award will be subject to service vesting, with vesting to occur in four equal quarterly installments over the one-year period from the date of achieving the performance-based vesting conditions, subject to the recipient's continued service to the Company through the applicable vesting date.
The Company estimated the fair value and derived service period of the restricted stock units with market-based vesting conditions on the date of grant using a Monte-Carlo simulation. The model requires the use of subjective estimates and assumptions, including expected volatility, risk-free interest rate and dividend yield.

The grant-date stock price and assumptions used to estimate the derived service period and fair value of the equity awards with market-based vesting conditions were as follows:

As of February 1,
2016
Grant-date stock price	$8.95
Assumptions
Risk-free interest rate	1.01%
Expected dividend yield	—%
Expected volatility	40%

In 2015, the Company granted 100,000 restricted stock units with market-based vesting conditions. The 100,000 restricted stock units begin to accrue in 25% increments on each one-year anniversary of the date of grant, but do not become vested units, until the market-based conditions are met (subject further to time based vesting conditions and continued employment). The vesting of any then accrued restricted stock units is based on achieving target market prices of the common stock for a requisite Trading Period. There are two targets to be achieved, $14.00 and $18.00 per share, with 50,000, or 50%, of the total award vesting at each target. The then accrued restricted stock units shall vest on the first day after the completion of a Trading Period, and any vesting thereafter will be contingent only on time based vesting and continued employment with the Company.
The Company recognizes the stock-based compensation expense on equity awards with market-based vesting conditions in the consolidated statements of operations on a straight-line basis over the requisite service period. The following table summarizes equity awards with market-based vesting conditions activity for the three months ended March 31, 2016:

	Options with Market-Based Vesting Conditions	Weighted Average Grant Date Fair Value	Restricted Stock Units with Market-Based Vesting Conditions	Weighted Average Grant Date Fair Value
Unvested market-based vesting awards as of December 31, 2015	250,000	$7.41	100,000	$11.32
Market-based vesting awards granted	—	—	325,000	4.34
Market-based vesting awards vested	—	—	—	—
Market-based vesting awards forfeited	—	—	—	—
Unvested market-based vesting awards as of March 31, 2016	250,000	$7.41	425,000	$5.98
Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$214	$167
Research and development	285	325
General and administrative	1,633	1,733
Sales and marketing	211	243
Total stock-based compensation expense	$2,343	$2,468
10. Income Taxes
The Company's effective income tax rates were (2.1%) and (3.4%) for the three months ended March 31, 2016 and March 31, 2015, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three months ended

March 31, 2016, the effective income tax rate varied from the statutory income tax rate principally as a result of significant pre-tax book losses in the U.S. and Switzerland that cannot be benefited.
The Company's effective income tax rate in the three months ended March 31, 2016 differed from the three months ended March 31, 2015 primarily due to an increase in foreign earnings resulting from the EVault acquisition, that occurred in the first quarter of 2016, coupled with a decrease in profitable foreign earnings resulting from foreign consolidation.
The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for each of the tax years ending December 31, 2012 through 2015, although carryforward attributes that were generated prior to tax year 2012 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress in the U.S. The statute of limitations for assessments by foreign taxing authorities is generally not open for years prior to 2010, although carryforward attributes that were generated prior to tax year 2010 may still be adjusted upon examinations.
11. Commitments and Contingencies
Operating Leases
The Company leases various facilities under leases that expire at varying dates through 2024. Certain of these leases contain renewal options and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters); Lewiston, Maine; Sunnyvale, California; Longmont, Colorado; Munich, Germany; Viersen, Germany; Salt Lake City, Utah; Oakville, Canada; and Emeryville, California. The Company has lease agreements to rent data center space in Wakefield, Massachusetts; Phoenix, Arizona; and Chandler, Arizona. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases. At March 31, 2016 and December 31, 2015, $4.8 million and $4.9 million, respectively, was included in accrued expenses and other long-term liabilities related to the deferred rent.
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
Future non-cancellable minimum lease payments under all operating leases as of March 31, 2016, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases	Total
Remainder of 2016	$2,886	$2,006	$4,892
2017	3,515	1,620	5,135
2018	2,966	1,103	4,069
2019	2,184	69	2,253
2020	2,054	—	2,054
Thereafter	8,414	—	8,414
Total	$22,019	$4,798	$26,817
At March 31, 2016, the Company subleased certain office space to third parties, which sublease income will offset lease payments in the table above. Total sublease income under contractual terms is $0.8 million, with both the sublease and the underlying lease expiring in December 2016.

Other Non-cancellable Commitments
As of March 31, 2016, the Company had non-cancellable commitments to vendors primarily consisting of advertising, marketing and broadband services contracts, as follows (in thousands):

Years Ended December 31,
Remainder of 2016	$3,422
2017	1,365
2018	491
2019	35
2020	6
Total	$5,319
Litigation
On August 30, 2010, Oasis Research sued the Company and 17 other defendants in the United States Court for the Eastern District of Texas (the “Court”) alleging infringement of certain of Oasis Research’s patents. In October 2015, the parties entered into a confidential agreement to dismiss all matters in the pending cases with prejudice.
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
12. Retirement Plan
The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status and age requirements. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. For the three months ended March 31, 2016 and 2015, the Company’s matching contributions to the plan were $0.4 million and $0.2 million, respectively.
13. Restructuring

In first quarter of 2016, the Company recorded restructuring charges of $0.8 million associated with the reorganization and consolidation of certain operations as well as disposal of certain assets.  In the fourth quarter of 2014, the Company began a restructuring program to close its Somerville, Massachusetts data center and transition the computer equipment and operations located at the facility to its other Massachusetts data center. Activities related to this effort were initiated in the fourth quarter of 2014 and were completed by the end of the first quarter 2015. The Company recorded $0.1 million in restructuring charges for the three month period ended March 31, 2015.
As of March 31, 2016 and December 31, 2015, the Company had $0.5 million and $0.4 million accrued related to restructuring, respectively. The Company expects that the remaining amount accrued will be paid in the second quarter of 2016.
14. Revolving Credit Facility
On May 6, 2015, the Company and certain of our subsidiaries entered into a credit agreement with Silicon Valley Bank (the "Credit Facility"), which provides revolving credit financing of up to $25.0 million, including a $5.0 million sub-limit for letters of credit. The Credit Facility may be increased by up to an additional $25.0 million if the existing or additional lenders are willing to make such increased commitments and subject to other terms and conditions. The Credit Facility is available to the Company on a revolving basis during the period commencing on May 6, 2015 through May 6, 2018 at an interest rate of the Wall Street Journal prime rate plus 75 basis points or LIBOR plus 175 basis points, at the option of the Company.
The Credit Facility is secured by substantially all of the Company’s assets and contains customary affirmative and negative covenants, including financial covenants specifying a minimum quick ratio and minimum consolidated free cash flow, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Credit

Facility. On May 22, 2015, the Company entered into an amendment to the Credit Facility with Silicon Valley Bank (the "Amendment"), which amended the Company’s existing Credit Facility. The Amendment eliminates from the events which constitute a change of control and, consequently, an event of default, the replacement, under specified circumstances, of a majority of the Company’s board of directors. The Amendment also allows the Company to repurchase its capital stock pursuant to a board of directors approved share repurchase plan, so long as the total of such repurchases does not exceed $20 million during the term of the Credit Facility and the Company remains in pro forma compliance with the financial and other covenants. On October 30, 2015, the Company entered into a second amendment to the Credit Facility with Silicon Valley Bank, which included technical corrections relating to certain definitions and calculations of financial covenants.

On May 6, 2016, the Company obtained a waiver for the financial covenants for the period ended March 31, 2016. There was one letter of credit for $0.8 million outstanding under the Credit Facility related to the security deposit on the lease for the Company's corporate headquarters. Availability under the Credit Facility as of March 31, 2016 was $24.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed on March 8, 2016 with the SEC.
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
Overview
We are a provider of cloud backup and disaster recovery solutions. Our solutions provide powerful features packaged in a cost-effective, simple, and secure manner and are designed to address the specific needs of SMBs and individuals.
We derive the majority of our revenue from subscription fees with a consistently strong customer retention rate and scalable infrastructure to support our growth. The remainder of our revenue is derived from software arrangements, which often contain multiple revenue elements, such as software licenses, hardware, professional services and post-contract customer support. Our customers come from the following primary sources: SMBs who buy our disaster recovery solutions directly from our website, our inside sales team, or from our network of partners, and individuals who sign up for Carbonite backup on our website in response to our direct marketing campaigns.
In the period ended March 31, 2016, we acquired substantially all the assets of EVault for $14.0 million in cash. We believe the acquisition aligns with our growth strategies, including focusing on SMBs and deepening and strengthening our technology portfolio.
We invest in customer acquisition because the market for our solutions is highly competitive. Our sales model is designed to sell large volumes of our solutions to SMBs globally both directly and through our sales network which includes distributors, value-added resellers, and managed service providers.
We support our sales network with a marketing approach that leverages our established brand in order to drive market awareness and demand generation among the broad population of SMBs and individuals. Our marketing efforts are designed to attract prospective customers and enroll them as paying customers, either through immediate sales, free trials or communication of the benefits of our solutions and development of ongoing relationships.
Our operating costs continue to grow as we invest in strategic acquisitions, customer acquisition, and research and development to grow SMB market share. We expect to continue to devote substantial resources to integration, global expansion, customer acquisition, and product innovation. In addition, we expect to invest heavily in our operations to support anticipated growth and public company reporting and compliance obligations.
We generally defer revenue over our customers’ subscription periods but expense marketing costs as incurred. As a result of these factors, we expect to continue to incur GAAP operating losses on an annual basis for the foreseeable future. For the three months ended March 31, 2016, we generated revenues of $48.1 million, compared to $33.0 million for the three months ended March 31, 2015, an increase of 46%.
Our Business Model
As the majority of our business is driven by subscription services, we evaluate the profitability of a customer relationship over its lifecycle. We generally incur customer acquisition costs and capital equipment costs in advance of subscriptions while recognizing revenue ratably over the terms of the subscriptions. As a result, a customer relationship may not be profitable or result in positive cash flow at the beginning of the subscription period, even though it may be profitable or result in positive cash flow over the life of the customer relationship. While we offer monthly, annual and multi-year subscription plans, a majority of our customers are currently on annual subscription plans. The annual or multi-year commitments of our customers enhance management’s visibility into revenue, and charging customers at the beginning of the subscription period provides working capital.
Key Business Metrics
Our management regularly reviews a number of financial and operating metrics, including the following key metrics, to evaluate our business:

•
Bookings. We calculate bookings as revenue recognized during a particular period plus the change in total deferred revenue, excluding deferred revenue recorded in connection with acquisitions, net of foreign exchange during the same period. Our management uses this measure as a proxy for cash receipts. Bookings represent the aggregate dollar value of customer subscriptions and software arrangements sold by us during a period. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period.

•
Annual retention rate. We calculate annual retention rate as the percentage of subscription customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter. Our management uses these measures to determine the stability of our customer base and to evaluate the lifetime value of our customer relationships. Our annual retention rate for the three months ending March 31, 2016 excludes subscription customers of our EVault line of products.

•
Renewal rate. We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented. Our management uses this measure to monitor trends in customer renewal activity. Our annual renewal rate for the three months ending March 31, 2016 excludes subscription customers of our EVault line of products.

•
Free cash flow. We calculate free cash flow by subtracting the cash paid for the purchase of property and equipment and adding the payments related to corporate headquarter relocation, acquisition-related payments, hostile takeover-related payments, CEO transition payments, restructuring-related payments, litigation-related payments and the cash portion of the lease exit charge from net cash provided by operating activities. Our management uses free cash flow to assess our business performance and evaluate the amount of cash generated by our business.

Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue but may result in material monthly and quarterly variances in one or more of the key business metrics described above.

Performance Highlights
The following table presents our performance highlights for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except percentage data)
Key metrics (1):
Bookings	$52,315	$36,850
Annual retention rate	85%	83%
Renewal rate	84%	81%
Free cash flow	$(533)	$2,579
(1) See the Key Business Metrics section for the definition of these key metrics

The following table presents our bookings by line of business for the periods presented:

	Three Months Ended March 31,		Change
	2016	2015	%
	(in thousands)
Consumer	$22,950	$23,737	(3)%
SMB	29,365	13,113	124%
Total bookings	$52,315	$36,850	42%
Our bookings increased by $15.5 million over the periods presented, primarily due to increased sales of higher priced SMB solutions, inclusive of bookings from the acquisition of EVault which closed during the period. We continue to focus on growing our relationships with active reseller partners, with bookings for our small business solutions representing 56% of total bookings for the first quarter of 2016, up from 36% in the first quarter of 2015. Our bookings growth rate for the quarter ended March 31, 2016 was impacted by a decline in the quarter over quarter growth rate in consumer bookings. We expect this trend to continue.
Our free cash flow has decreased by $3.1 million for the three month period ended March 31, 2016 compared to the corresponding period in 2015, primarily due to an increase in receivables driven by an interruption to EVault's collection cycle in the first quarter of 2016 as the Company was closing the acquisition and integrating the collection process.
Key Components of our Condensed Consolidated Statements of Operations
Revenue
We derive our revenue principally from subscription fees related to our service solutions as well as the sale of software arrangements, which often contain multiple revenue elements, such as software licenses, hardware, professional services and post-contract customer support. We initially record a customer subscription fee as deferred revenue and then recognize it as revenue ratably, on a daily basis, over the life of the subscription period.
Cost of revenue
Cost of revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, depreciation of equipment, amortization of developed technology, rent, utilities and broadband, equipment maintenance, software license fees, and allocated overhead. The expenses related to hosting our services and supporting our customers are related to the number of customers and the complexity of our services and hosting infrastructure. Our costs have decreased over time due to decreases in storage prices and greater efficiency in our data center operations. We have also experienced a downward trend in the cost of storage equipment and broadband service, which we expect will continue in the future. Over the long term, we expect these expenses to increase in absolute dollars, but decrease as a percentage of revenue due to improved efficiencies in supporting customers.

Gross profit and gross margin
Our gross margins have expanded due to the introduction of higher priced solutions targeting both SMBs and individuals, a downward trend in the cost of storage equipment and services, and efficiencies of our customer support personnel in supporting our customers. We expect these trends to continue over the long term.
Operating expenses
Research and development. Research and development expenses consist primarily of wages and benefits for development personnel, third-party outsourcing costs, hosting fees, consulting fees, rent, and depreciation. Our research and development efforts are focused on the enhancement and ease of use of our solutions. These efforts result in updated versions and new suites of our consumer and SMB solutions, while not changing the underlying technology. The majority of our research and development employees are located in Canada and at our corporate headquarters in the U.S. We expect that research and development expenses will increase in absolute dollars on an annual basis as we continue to enhance and expand our services.

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
Restructuring charges. Restructuring charges consist of charges related to the Company's restructuring efforts associated with the reorganization and consolidation of certain operations as well as disposal of certain assets. See Note 13—Restructuring to our condensed consolidated financial statements included in this Quarterly Report for additional information.
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

We consider the assumptions and estimates associated with revenue recognition, business combinations, goodwill and acquired intangible assets, income taxes and stock-based compensation to be our critical accounting policies and estimates. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed on March 8, 2016 with the SEC.

Results of Operations
The following table sets forth, for the periods presented, data from our condensed consolidated statements of operations as a percentage of revenue that each line item represents. The period-to-period comparison of financial results is not necessarily indicative of future results. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2016	2015
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%
Cost of revenue	30.7	30.3
Gross profit	69.3	69.7
Operating expenses:
Research and development	18.2	21.0
General and administrative	23.7	22.9
Sales and marketing	35.1	43.5
Restructuring charges	1.6	0.4
Total operating expenses	78.6	87.8
Loss from operations	(9.3)	(18.1)
Interest and other income (expense), net	(0.3)	(0.1)
Loss before income taxes	(9.6)	(18.2)
Provision for income taxes	0.2	0.7
Net loss	(9.8)%	(18.9)%
Comparison of the Three Months Ended March 31, 2016 and 2015
Revenue

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands, except percentage data)
Revenue	$48,115	$33,026	$15,089	45.7%
Revenue increased for the three month period ended March 31, 2016 as compared to the three month period ended March 31, 2015, primarily due to the inclusion of revenue from our recently acquired EVault product offerings and increased sales of higher priced SMB solutions.

Cost of revenue, gross profit, and gross margin

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands, except percentage data)
Cost of revenue	$14,755	$10,014	$4,741	47.3%
Percent of revenue	30.7%	30.3%
Components of cost of revenue:
Personnel-related costs	$5,666	$3,554	$2,112	59.4%
Hosting and depreciation costs	5,732	5,095	637	12.5%
Software, amortization and other	3,357	1,365	1,992	145.9%
Total cost of revenue:	$14,755	$10,014	$4,741	47.3%
Gross profit	$33,360	$23,012	$10,348	45.0%
Gross margin	69.3%	69.7%
Our gross margin remained relatively consistent for the three month period ended March 31, 2016 as compared to the three month period ended March 31, 2015. The increase in total costs of revenue is due primarily to an increase in costs associated with revenue related to the acquisition of EVault.

Operating expenses
Research and development

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands, except percentage data)
Research and development	$8,736	$6,929	$1,807	26.1%
Percent of revenue	18.2%	21.0%
Components of costs of research and development:
Personnel-related costs	$6,354	$5,258	$1,096	20.8%
Third-party outsourcing costs	374	829	(455)	(54.9)%
Hosting, consulting and other	2,008	842	1,166	138.5%
Total research and development:	$8,736	$6,929	$1,807	26.1%
Research and development expenses increased for the three month period ended March 31, 2016 as compared to the three month period ended March 31, 2015, primarily as a result of an increase in personnel-related costs associated with additional research and development headcount related to the EVault acquisition and an increase of hosting, consulting and other expenses associated with enhancing the functionality and ease of use of our solutions.

General and administrative

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands, except percentage data)
General and administrative	$11,420	$7,576	$3,844	50.7%
Percent of revenue	23.7%	22.9%
Components of general and administrative:
Personnel-related costs	$5,068	$4,284	$784	18.3%
Professional fees	4,774	2,362	2,412	102.1%
Consulting, taxes and other	1,578	930	648	69.7%
Total general and administrative:	$11,420	$7,576	$3,844	50.7%
General and administrative expenses increased for the three month period ended March 31, 2016 as compared to the three month period ended March 31, 2015, primarily as a result of increased acquisition and integration-related expenses associated with the acquisition of EVault in the first quarter of 2016 included within professional fees. Additionally, general and administrative expenses increased due to an increase in personnel-related costs associated with additional headcount related to the EVault acquisition, offset by a decline in hostile takeover expenses included within professional fees.

Sales and marketing

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands, except percentage data)
Sales and marketing	$16,882	$14,381	$2,501	17.4%
Percent of revenue	35.1%	43.5%
Components of sales and marketing:
Personnel-related costs	$7,626	$5,036	$2,590	51.4%
Advertising costs	4,083	4,018	65	1.6%
Costs of credit card transactions and offering free trials	1,689	1,768	(79)	(4.5)%
Agency fees, consulting and other	3,484	3,559	(75)	(2.1)%
Total sales and marketing:	$16,882	$14,381	$2,501	17.4%
Sales and marketing expenses increased for the three month period ended March 31, 2016 as compared to the three month period ended March 31, 2015, primarily due to increased personnel-related costs associated with increased sales headcount related to the EVault acquisition.
Restructuring
We recorded restructuring charges of $0.8 million in the first quarter of 2016, primarily related to the reorganization and consolidation of certain operations as well as disposal of certain assets. We recorded restructuring charges of $0.1 million in the first quarter of 2015 related to the completion of our data center optimization program. See Note 13—Restructuring to our condensed consolidated financial statements included in this Quarterly Report for additional information.
Income Taxes
We recorded income tax expense of $0.1 million and $0.2 million for the three month periods ended March 31, 2016 and March 31, 2015, respectively. Our effective income tax rates were (2.1%) and (3.4%) for the three month periods ended March 31, 2016 and March 31, 2015, respectively. Our effective income tax rate varied from the statutory income tax rate principally as a result of significant pre-tax book losses in the U.S. and Switzerland that cannot be benefited.
Other Financial Data
In addition to our results discussed above determined under GAAP, we believe that bookings, annual retention rate, renewal rate, and free cash flow are useful to investors in evaluating our operating performance. See the Performance Highlights section for the table presenting our performance highlights for the three months ended March 31, 2016 and 2015. Management considers these financial and operating metrics critical to understanding our business, reviewing our historical performance, measuring and identifying current and future trends, and for planning purposes. Securities analysts also frequently use bookings and free cash flow as supplemental measures to evaluate the overall performances of companies.
Bookings and free cash flow are financial data that are not calculated in accordance with GAAP. The tables below provide reconciliation of bookings and free cash flow to revenue and cash provided by operating activities, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.
Our management uses annual retention rate to determine the stability of our customer base and to evaluate the lifetime value of our customer relationships. As customers’ annual and multi-year subscriptions come up for renewal throughout the calendar year based on the dates of their original subscriptions, measuring retention on a trailing 12 month basis at the end of each quarter provides our management with useful and timely information about the stability of our customer base. Management uses renewal rate to monitor trends in customer renewal activity.
Our management uses bookings as a proxy for cash receipts. Bookings represent the aggregate dollar value of customer subscriptions received by us during a period. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Management uses bookings and free cash flow as measures of our operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to determine capital requirements; to facilitate a comparison of our results with those of other companies; and in communications with our Board of Directors concerning our financial performance. We also use bookings and free cash flow as factors when determining management’s incentive compensation. Management believes that the use of bookings and free cash flow provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.
Although bookings and free cash flow are frequently used by investors and securities analysts in their evaluations of companies, these metrics have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	bookings do not reflect our receipt of payment from customers;

•	free cash flow does not reflect our future requirements for contractual commitments to vendors;

•	free cash flow does not reflect the non-cash component of employee compensation or depreciation and amortization of property and equipment; and

•	other companies in our industry may calculate bookings or free cash flow or similarly titled measures differently than we do, limiting their usefulness as comparative measures.
The following tables present reconciliations of our bookings and free cash flow to revenue and cash provided by operating activities, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenue	$48,115	$33,026
Add change in deferred revenue, net of foreign exchange (excluding acquisitions)	4,200	3,824
Bookings	$52,315	$36,850

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash provided by operating activities	$(6,757)	$2,571
Subtract capital expenditures	(1,924)	(3,289)
Add payments related to corporate headquarter relocation	—	1,309
Add acquisition-related payments	7,056	75
Add hostile takeover-related payments	—	1,262
Add CEO transition expenses	—	29
Add restructuring-related payments	102	—
Add cash portion of lease exit charge	66	622
Add litigation-related payments	924	—
Free cash flow	$(533)	$2,579
Liquidity and Capital Resources
As of March 31, 2016, we had cash and cash equivalents and marketable securities of $42.0 million, which consisted of cash, money market funds, U.S. agency and treasury securities, and certificates of deposit. We have available borrowings under our revolving credit facility of up to $25 million, which we can draw down on through May 6, 2018.

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
Our revolving credit facility allows us to borrow up to $25 million, including a $5.0 million sub-limit for letters of credit, through May 6, 2018. Our revolving credit facility may be increased by up to an additional $25.0 million if the existing or additional lenders are willing to make such increased commitments and subject to other terms and conditions. Our revolving credit facility shall be available to us at an interest rate of the Wall Street Journal prime rate plus 75 basis points or LIBOR plus 175 basis points, at our option, and is secured by substantially all of our assets and contains customary affirmative and negative covenants, including financial covenants specifying a minimum quick ratio and minimum consolidated free cash flow, in each case subject to customary and other exceptions for a credit facility of this size and type. On May 6, 2016, we obtained a waiver for the financial covenants for the period ended March 31, 2016. There was one letter of credit for $0.8 million outstanding under the credit facility related to the security deposit for our corporate headquarters. As of March 31, 2016, the availability under the credit facility was $24.2 million.
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
Cash flows
The following table summarizes our net cash (outflows) inflows for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash (used in) provided by operating activities	$(6,757)	$2,571
Net cash (used in) provided by investing activities	$(13,462)	$9,320
Net cash (used in) provided by financing activities	$(2,932)	$1,276

Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.
In the three months ended March 31, 2016, cash used in operating activities was $6.8 million, which was primarily driven by an increase in working capital of $13.3 million, decrease in other assets and liabilities of $0.4 million and a net loss of $4.7 million. These cash outflows were partially offset by a $4.2 million increase in deferred revenue and a net adjustment for non-cash charges of $7.4 million, primarily comprised of $4.3 million of depreciation and amortization, $2.3 million of stock-based compensation expense, $0.4 million loss on disposal of equipment and $0.4 million in other non-cash items.
In the three months ended March 31, 2015, cash provided by operating activities was $2.6 million, which was primarily driven by a $3.8 million increase in deferred revenue associated with an increase in subscription sales and customer growth. Net cash inflows from operating activities for the three months ended March 31, 2015 included non-cash charges of $5.9 million, including $3.4 million of depreciation and amortization and $2.5 million of stock-based compensation expense and an increase in other assets and long-term liabilities of $0.4 million. These cash inflows were partially offset by our net loss of $6.2 million and a increase in working capital of $1.3 million, due primarily to timing of payments and customer receipts.
Investing activities
In the three months ended March 31, 2016, cash used in investing activities was $13.5 million, which was primarily driven by our payment of $11.0 million in connection with the acquisition of EVault, a purchase of marketable securities and derivatives of $0.6 million, and capital expenditures of $1.9 million.

In the three months ended March 31, 2015, cash provided by investing activities was $9.3 million, consisting of proceeds from maturities of marketable securities and derivatives of $12.7 million, partially offset by capital expenditures of $3.3 million and an increase in restricted cash of $0.1 million.
Financing activities
In the three months ended March 31, 2016, cash used in financing activities was $2.9 million, which was primarily driven by a $3.2 million repurchase of common stock, partially offset by net proceeds from the exercise of stock options of $0.3 million.
In the three months ended March 31, 2015, cash provided by financing activities was $1.3 million consisting of net proceeds from the exercise of stock options.
Off-balance sheet arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements.
Contractual obligations
The following table summarizes our contractual obligations at March 31, 2016 (in thousands):

	Payment Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Office lease obligations	$22,019	$3,795	$6,117	$4,219	$7,888
Hosting facility lease obligations	4,798	2,406	2,392	—	—
Other purchase commitments	5,319	3,422	1,891	6	—
Total	$32,136	$9,623	$10,400	$4,225	$7,888
(1) The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.  There have been no material changes to our uncertain tax positions in the first quarter of 2016.

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
We also lease a small amount of general office space in Sunnyvale, California, Munich, Germany, Viersen, Germany, Longmont, Colorado, Salt Lake City, Utah, and Oakville, Canada under lease agreements that expire in March 2020, July 2020, August 2016, August 2017, October 2017, and December 2018, respectively. We also lease general office space in Emeryville, California which has a month-to-month term and may be terminated at any time upon thirty days' notice.
The commitment under our hosting facility obligations shown above consists of Wakefield, Massachusetts, Chandler, Arizona, and Phoenix, Arizona data centers.
Other purchase commitments shown above consist of contractual commitments to various vendors primarily for advertising, marketing, and broadband services.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 8, 2016. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

See Note 11 – Commitments and Contingencies to our condensed consolidated financial statements included in this Quarterly Report for information concerning litigation. From time to time, we have been and may become involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we are not presently involved in any legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A.	RISK FACTORS

The Company's operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, liquidity and results of operations. There have been no material changes to the risks and uncertainties previously presented in the section entitled "Item 1A. Risk Factors", disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sale of Unregistered Securities
Not applicable. The Company did not sell unregistered securities in the three months ended March 31, 2016.

(b) Use of Proceeds
Not applicable. The Company did not receive proceeds for the sale of unregistered securities in the three months ended March 31, 2016.

(c) Issuer Purchases of Equity Securities
The following table is a summary of our repurchases of our common stock in the first quarter of 2016:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (3)
January 1, 2016 - January 31, 2016	—	$—	—	$—
February 1, 2016 - February 29, 2016	333,286	$7.13	333,286	$12,285,038
March 1, 2016 - March 31, 2016	112,409	$7.75	104,296	$11,479,522
	445,695		437,582

(1)
During the three months ended March 31, 2016, we repurchased in the aggregate 437,582 shares of our common stock pursuant to our previously-announced program and 8,113 shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

(2)
The average price per share for each of the months in the fiscal quarter was calculated by dividing (a) the sum for the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our share repurchase program, described in Note 8—Stockholders' Equity to our condensed consolidated financial statements, by (b) the sum of the number of shares withheld and the number of shares acquired in our share repurchase program.

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

CARBONITE, INC.

Dated: May 9, 2016	By:	/s/ Mohamad Ali
Mohamad Ali
Chief Executive Officer

Dated: May 9, 2016	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer

Dated: May 9, 2016	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Accounting Officer