Form 10-Q
period 2016-06-30
Carbonite Inc
filed 2016-08-09
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2016, there were 27,040,808 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Carbonite, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,203	$63,936
Marketable securities	—	1,000
Trade accounts receivable, less allowances for doubtful accounts of $652 and $139	17,175	3,736
Prepaid expenses and other current assets	7,507	3,188
Restricted cash	135	135
Total current assets	68,020	71,995
Property and equipment, net	24,907	22,083
Other assets	176	167
Acquired intangible assets, net	15,962	8,640
Goodwill	24,322	23,105
Total assets	$133,387	$125,990
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,620	$8,384
Accrued expenses	15,988	11,559
Current portion of deferred revenue	88,360	80,269
Total current liabilities	107,968	100,212
Deferred revenue, net of current portion	21,689	18,434
Other long-term liabilities	5,791	6,271
Total liabilities	135,448	124,917
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at June 30, 2016 and December 31, 2015; 28,141,946 shares issued and 27,011,582 shares outstanding at June 30, 2016; 27,756,799 shares issued and 27,216,779 shares outstanding at December 31, 2015	281	278
Additional paid-in capital	170,297	165,391
Treasury stock, at cost (1,130,364 and 540,020 shares as of June 30, 2016 and December 31, 2015, respectively)	(10,319)	(5,693)
Accumulated other comprehensive income	2,158	2,040
Accumulated deficit	(164,478)	(160,943)
Total stockholders’ (deficit) equity	(2,061)	1,073
Total liabilities and stockholders’ (deficit) equity	$133,387	$125,990
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Revenue	$53,435	$33,972	$101,550	$66,998
Cost of revenue	15,864	9,800	30,619	19,814
Gross profit	37,571	24,172	70,931	47,184
Operating expenses:
Research and development	8,380	7,448	17,116	14,377
General and administrative	10,389	7,624	21,809	15,200
Sales and marketing	17,323	13,570	34,205	27,951
Restructuring charges	32	6	805	125
Total operating expenses	36,124	28,648	73,935	57,653
Income (loss) from operations	1,447	(4,476)	(3,004)	(10,469)
Interest and other income (expense), net	3	59	(147)	26
Income (loss) before income taxes	1,450	(4,417)	(3,151)	(10,443)
Provision for income taxes	290	403	385	607
Net income (loss)	$1,160	$(4,820)	$(3,536)	$(11,050)
Net income (loss) per common share:
Basic	$0.04	$(0.18)	$(0.13)	$(0.41)
Diluted	$0.04	$(0.18)	$(0.13)	$(0.41)
Weighted-average number of common share outstanding:
Basic	26,901,419	27,217,528	26,977,919	27,226,067
Diluted	27,012,361	27,217,528	26,977,919	27,226,067
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$1,160	$(4,820)	$(3,536)	$(11,050)
Other comprehensive income (loss):
Net unrealized gain on marketable securities	—	1	—	8
Foreign currency translation adjustments	691	(427)	118	912
Total other comprehensive income (loss)	691	(426)	118	920
Total comprehensive income (loss)	$1,851	$(5,246)	$(3,418)	$(10,130)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Operating activities
Net loss	$(3,536)	$(11,050)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,378	6,838
Loss (gain) on disposal of equipment	468	(33)
Accretion of discount on marketable securities	—	(9)
Stock-based compensation expense	4,498	4,873
Other non-cash items, net	280	58
Changes in assets and liabilities:
Accounts receivable	(13,458)	(1,045)
Prepaid expenses and other current assets	(2,026)	338
Other assets	1	530
Accounts payable	(4,113)	418
Accrued expenses	3,841	124
Other long-term liabilities	(522)	(60)
Deferred revenue	4,516	5,565
Net cash (used in) provided by operating activities	(1,673)	6,547
Investing activities
Purchases of property and equipment	(2,809)	(4,906)
Proceeds from sale of property and equipment	—	33
Proceeds from maturities of marketable securities and derivatives	1,000	14,442
Purchases of marketable securities and derivative settlements	(1,476)	(436)
Decrease in restricted cash	—	693
Payment for acquisition, net of cash acquired	(11,625)	—
Net cash (used in) provided by investing activities	(14,910)	9,826
Financing activities
Proceeds from exercise of stock options	381	1,622
Repurchase of common stock	(4,626)	(2,990)
Net cash used in financing activities	(4,245)	(1,368)
Effect of currency exchange rate changes on cash	95	(160)
Net (decrease) increase in cash and cash equivalents	(20,733)	14,845
Cash and cash equivalents, beginning of period	63,936	46,084
Cash and cash equivalents, end of period	$43,203	$60,929
Supplemental disclosure of cash flow information
Cash paid for income taxes	$480	$671
Supplemental disclosure of non-cash investing activities:
Capitalization of stock-based compensation	$30	$—
Acquisition of property and equipment included in accounts payable and accrued expenses	$(63)	$192
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Nature of Business
Carbonite, Inc. (the “Company”) was incorporated in the State of Delaware on February 10, 2005 and is a provider of cloud backup and restore solutions. The Company’s solutions provide powerful features packaged in a cost-effective, simple and secure manner and are designed to address the specific needs of small and medium-sized businesses ("SMBs") and individuals.
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
In the three months ended June 30, 2016, the Company recorded an adjustment for payments owed to foreign tax authorities inclusive of any interest and penalties that were not accrued for in prior fiscal years. This adjustment was recorded as an increase to accrued liabilities for approximately $0.8 million with a corresponding expense recorded in general and administrative expenses in the condensed consolidated statements of operations for the three months ended June 30, 2016. Of this $0.8 million adjustment, approximately $0.2 million, $0.2 million, $0.2 million and $0.2 million related to the years ended December 31, 2015, 2014, 2013 and prior, respectively. The Company concluded the effect of these errors was not material to its consolidated financial statements for the current period, the forecasted fiscal year, or any of the prior periods and, as such, these consolidated financial statements are not materially misstated.
Reclassifications
The Company has reclassified certain amounts in its condensed consolidated statements of cash flows as of June 30, 2015 to conform to the condensed consolidated statements of cash flows presentation as of June 30, 2016. The reclassification relates to the merger of the provision for (reduction of) reserves on accounts receivable caption into the change in accounts receivable caption.
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
Foreign currency transaction gains and losses are included in interest and other income (expense), net in the consolidated statements of operations, net of losses and gains from any related derivative financial instruments.
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
The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. At June 30, 2016, one customer represented 10% or more of the Company's accounts receivable balance, and at December 31, 2015, no customer represented 10% or more of the Company’s accounts receivable balance. At June 30, 2016 and December 31, 2015, no customer represented 10% or more of the Company’s revenue for the periods presented.
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
The Company derives the majority of its revenue from cloud backup and restore solutions subscription services. These services are standalone independent service solutions, which are generally contracted for a one- to three-year term. Subscription arrangements include access to use the Company’s services via the internet. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605-10, Overall Revenue Recognition. Subscription revenue is recognized ratably on a daily basis upon activation of service over the subscription period, when persuasive evidence of an arrangement with a customer exists, the subscription period has been activated, the price is fixed or determinable, and collection is reasonably assured. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying condensed consolidated balance sheets.
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
Deferred product costs represent deferred cost of revenue for product shipments to customers prior to satisfaction of Carbonite’s revenue recognition criteria. Such costs are classified as prepaid expense and other current assets if the related deferred revenue is initially classified as current. Deferred product costs are recorded in other assets if the related deferred revenue is initially classified as long-term, and remain a component of noncurrent assets until such costs are recognized in the consolidated statement of operations. In certain cases these costs are recognized ratably over the customer contract term.
Cash Equivalents and Marketable Securities
The Company considers all highly liquid investments purchased with an original purchase maturity of 90 days or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation.
Marketable securities consist of time deposits and U.S. treasury securities with initial maturities of more than 90 days. Short-term investments in marketable securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses (excluding other-than-temporary impairments) reported as a separate component of accumulated other comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary are included in income based on the specific identification method. Fair value is determined based on quoted market prices. At June 30, 2016, the Company did not have any marketable securities. At December 31, 2015, the Company’s marketable securities had remaining maturities within one year and had a total cost basis of $1.0 million.
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
Internal-use Software and Website Development
The Company accounts for its software and website development costs in accordance with the guidance in ASC 350-40, Internal Use Software and ASC 350-50, Website Development Costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs are capitalized until the application is substantially complete and ready for its intended use, at which point such costs are amortized over the estimated useful life of the software. At June 30, 2016 and December 31, 2015, approximately $2.2 million and $1.8 million of costs associated with internal-use software and website development costs were capitalized on the Company's consolidated balance sheets, respectively. For the three month periods ended June 30, 2016 and 2015, the Company recorded $0.1 million and $0.1 million of amortization expense related to capitalized internal-use software and website development costs, respectively. For the six month periods ended June 30, 2016 and 2015, the Company recorded $0.3 million and $0.1 million of amortization expense related to capitalized internal-use software and website development costs, respectively.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The standard requires that the Company evaluates, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. While the adoption of this standard may result in additional disclosures, the Company does not expect that it will have a material impact on the Company’s consolidated financial statements.
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
3. Net Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method. For the periods in which the Company incurred a net loss, the effect of the Company's outstanding common stock equivalents were not included in the calculation of diluted loss per share as they were anti-dilutive. Accordingly, basis and diluted net loss per share for those periods were identical.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$1,160	$(4,820)	$(3,536)	$(11,050)
Denominator:
Weighted average common shares outstanding, basic	26,901	27,218	26,978	27,226
Effect of potential dilutive common shares	111	—	—	—
Weighted average shares outstanding, diluted	27,012	27,218	26,978	27,226
Basic net income (loss) per share	$0.04	$(0.18)	$(0.13)	$(0.41)
Diluted net income (loss) per share	$0.04	$(0.18)	$(0.13)	$(0.41)

The following options to purchase common shares and restricted stock units have been excluded from the computation of diluted net income (loss) per share because they had an anti-dilutive impact (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options to purchase common shares	1,622	3,436	1,974	3,436
Restricted stock units	1,298	1,354	2,006	1,354
Total	2,920	4,790	3,980	4,790
4. Fair Value of Financial Instruments

Derivative Instruments

Non-designated Foreign Currency Contracts

The Company uses foreign currency forward contracts as part of our strategy to manage exposure related to Euro denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. Accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in the consolidated balance sheet, with changes in the fair value recorded in earnings as interest and other income (expense), net in the consolidated statement of operations. Cash flows from the settlement of these non-designated foreign currency contracts are reported in cash flows from investing activities. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At June 30, 2016 and December 31, 2015, the Company had outstanding contracts with a total notional value of $42.3 million and $36.7 million, respectively.

The following table provides a quantitative summary of the fair value of derivative instruments not designated as hedging instruments as of June 30, 2016 and December 31, 2015 (in thousands):

		Fair Value
Description	Balance Sheet Classification	June 30, 2016	December 31, 2015
Derivative Assets:
Non-Designated Hedging Instruments
Foreign currency contracts	Prepaid expenses and other current assets	$361	$—
Total Derivative Assets		$361	$—

Derivative Liabilities:
Non-Designated Hedging Instruments
Foreign currency contracts	Accrued expenses	$—	$400
Total Derivative Liabilities		$—	$400
The following table summarizes the gains (losses) related to derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2016 and 2015 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location in Statement of Operations	2016	2015	2016	2015
Foreign currency contracts	Interest and other income (expense), net	$1,042	$(991)	$(715)	$2,402

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$20,711	$—	$—	$20,711	$19,703	$—	$—	$19,703
Marketable securities—U.S. treasury securities and time deposits	—	—	—	—	—	1,000	—	1,000
Foreign currency exchange contracts	—	361	—	361	—	—	—	—
Total	$20,711	$361	$—	$21,072	$19,703	$1,000	$—	$20,703
Liabilities:
Foreign currency exchange contracts	—	—	—	—	—	400	—	400
Total	$—	$—	$—	$—	$—	$400	$—	$400

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
5. Acquisitions

On January 13, 2016, the Company completed the acquisition of the North American cloud-based business continuity and disaster recovery assets of EVault, Inc. ("EVault"). The Company completed the acquisition of the assets used in the European Union operations of EVault on March 31, 2016. The acquisition of EVault has been accounted for as a business combination and, in accordance with ASC 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates. During the second quarter of 2016, the Company recorded a measurement period adjustment in our condensed consolidated balance sheet. The measurement period adjustment was recorded as a $1.0 million increase to goodwill, with an offsetting increase to accrued liabilities of $0.4 million and a decrease to the fair value of the Transaction Services Agreement ("TSA") credit of $0.6 million. The following table summarizes the preliminary purchase price allocation, including the measurement period adjustments recorded in the second quarter of 2016 (in thousands):

Fair value of consideration transferred:
Cash	$14,000
Fair value of prepaid transactional services	(2,375)
Fair value of total acquisition consideration	$11,625

Fair value of assets acquired and liabilities assumed:
Prepaid expenses	$1,330
Property and equipment, net	6,776
Intangible assets	9,150
Other long-term assets	564
Goodwill	989
Total assets acquired	18,809
Deferred revenue	(6,830)
Accrued liabilities	(354)
Net assets acquired	$11,625

In connection with the acquisition of EVault, the Company negotiated a TSA that provides a credit to be used against future services provided under the terms of the agreement.  The Company has estimated the preliminary fair value of the TSA credit to be $2.4 million based on expected usage and accounted for it as a reduction in consideration transferred in the preliminary purchase price allocation. The TSA credit is recorded in prepaid expenses and other current assets on the consolidated balance sheet as of June 30, 2016. For the six month period ended June 30, 2016, the Company recognized $2.3 million related to TSA credit, which was recorded as a reduction in the TSA credit and resulted in a remaining balance of $0.1 million as of June 30, 2016.

In the three months ended June 30, 2016 and 2015, acquisition-related expenses were $0.5 million and $0.4 million, respectively. In the six months ended June 30, 2016 and 2015, acquisition-related expenses were $3.9 million and $0.7 million respectively. Acquisition-related expenses have been included primarily in general and administrative expenses in the condensed consolidated statements of operations. The operating results of EVault, which are included in the condensed consolidated statements of operations beginning on their respective acquisition dates, are comprised of $18.0 million and $31.1 million of revenue for the three and six months ended June 30, 2016, respectively. The Company has determined that disclosing the amount of EVault related expenses included in the condensed consolidated statements of operations is impracticable, as certain operations of EVault were integrated into the operations of the Company.

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

Pro Forma Financial Information
The following unaudited pro forma information presents the condensed combined results of operations of the Company and EVault for the three and six months ended June 30, 2015 as if the acquisition of EVault had been completed on January 1, 2015. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustments (step-downs) for property, plant and equipment and deferred revenue, reversal of revenues and costs directly attributable to assets and products not acquired, and adjustments relating to the tax effect of combining the Carbonite and EVault businesses.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and EVault. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition occurred as of January 1, 2015, nor are they intended to represent or be indicative of future results of operations (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Revenue	$55,402	$110,149
Net loss	$(20,251)	$(41,731)

Basic and diluted net loss per share	$(0.74)	$(1.53)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,217,528	27,226,067

6. Goodwill and Acquired Intangible Assets
As of June 30, 2016 and December 31, 2015, the carrying amount of goodwill was $24.3 million and $23.1 million, respectively. The following is a rollforward of our goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2015	$23,105
Goodwill acquired (1)	989
Effect of foreign exchange rates	228
Balance as of June 30, 2016	$24,322
(1) During the second quarter of 2016, goodwill was revised to reflect a purchase accounting measurement period adjustment related to the EVault acquisition. See Note 5—Acquisitions for additional information.

Purchased intangible assets consist of the following (in thousands):

		June 30, 2016			December 31, 2015
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	5.4	$13,937	$3,834	$10,103	$8,167	$2,463	$5,704
Customer relationships	6.5	6,172	1,712	4,460	3,627	1,216	2,411
Trade names	7.0	1,737	338	1,399	726	213	513
Non-compete agreements	3.8	380	380	—	380	368	12
		$22,226	$6,264	$15,962	$12,900	$4,260	$8,640
The Company recorded amortization expense of $1.0 million and $0.5 million for the three month periods ended June 30, 2016 and 2015, respectively, and $2.0 million and $1.0 million for the six month periods ended June 30, 2016 and 2015, respectively. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of trade names and non-compete agreements is recorded within general and administrative expenses.

Future estimated amortization expense of acquired intangibles as of June 30, 2016 is as follows (in thousands):

Remainder of 2016	$1,890
2017	3,696
2018	3,644
2019	3,587
2020	1,994
Thereafter	1,151
$15,962
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued marketing	$1,374	$1,727
Accrued compensation	6,660	3,130
Accrued cost of goods sold	595	—
Accrued tax liabilities	1,676	435
Accrued consulting and professional fees	1,169	3,263
Accrued facilities	774	819
Derivative liability	—	400
Accrued other expenses	3,740	1,785
Total accrued expenses	$15,988	$11,559
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
For the three months ended June 30, 2016, the Company repurchased 136,536 shares of its common stock at an average price of $9.53 per share for a total cost of approximately $1.3 million. For the six months ended June 30, 2016, the Company repurchased 574,118 shares of its common stock at an average price of $7.81 per share for a total cost of approximately $4.5 million. For the three and six months ended June 30, 2015, the Company repurchased 274,700 shares of its common stock at an average price of $10.88 per share for a total cost of approximately $3.0 million.  At June 30, 2016, approximately $10.2 million remained available under the Company's share repurchase program.
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
The 2011 Plan provides for the issuance of stock options, restricted stock, restricted stock units, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the 2011 Plan, the Company reserved 1,662,000 shares of common stock for issuance thereunder. On January 1st of each year, beginning January 1, 2012, the number of shares reserved under the 2011 Plan increased or will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s Board of Directors. As of June 30, 2016, 1,632,838 shares of common stock were available for future grant under the 2011 Plan.
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
Stock Options
The following summarizes stock option activity under stock incentive plans for the six months ended June 30, 2016:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (2)
Outstanding at December 31, 2015	2,975,673	$11.06		$724
Granted	1,500	8.95
Exercised	(56,250)	6.73
Forfeited	(1,197,136)	11.17
Outstanding at June 30, 2016	1,723,787	$11.12	7.07	$434
Exercisable as of June 30, 2016	1,106,806	$10.70	6.47	$402
Vested and expected to vest as of June 30, 2016 (1)	1,602,031	$11.05	6.96	$431

(1)
Represents the number of vested stock options as of June 30, 2016, plus the number of unvested stock options expected to vest as of June 30, 2016, based on the unvested stock options outstanding at June 30, 2016, adjusted for estimated forfeitures.

(2)
The aggregate intrinsic value is calculated as the positive difference, if any, between the exercise price of the underlying stock options and the fair market value of the Company’s common stock on June 30, 2016.

The Company generally estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. This model requires the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield.
The assumptions used to estimate the fair value of the stock options granted during the three and six months ended June 30, 2016 and 2015 using the Black-Scholes option-pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average exercise price	$—	$11.19	$8.95	$13.47
Weighted-average grant-date fair value	$—	$5.32	$4.03	$6.61
Black-Scholes Assumptions
Risk-free interest rate	—%	1.54%	1.93%	1.72%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	—%	49%	44%	50%
Expected term (in years)	0	5.5 to 6.1	6.1	5.5 to 6.1
Restricted Stock Units
The Company recognizes non-cash compensation expense over the vesting term of restricted stock units. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. Upon vesting and settlement, each restricted stock unit entitles the holder to receive one share of common stock.

The following table summarizes restricted stock unit activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2015	1,001,364	$13.19
Restricted stock units granted	848,629	8.94
Restricted stock units vested	(227,150)	13.03
Restricted stock units forfeited	(164,091)	11.04
Unvested restricted stock units as of June 30, 2016	1,458,752	$10.98

Restricted Stock Awards
The Company grants restricted stock awards to members of the Board of Directors annually. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. Awards to directors vest on the first anniversary of the date of grant.
The following table summarizes restricted stock award activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2015	41,917	$10.90
Restricted stock awards granted	108,497	9.46
Restricted stock awards vested (restriction lapsed)	(28,626)	11.00
Restricted stock awards forfeited	—	—
Unvested restricted stock awards as of June 30, 2016	121,788	$9.59

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
The Company recognizes the stock-based compensation expense on equity awards with market-based vesting conditions in the consolidated statements of operations on a straight-line basis over the requisite service period. The following table summarizes equity awards with market-based vesting conditions activity for the six months ended June 30, 2016:

	Options with Market-Based Vesting Conditions	Weighted Average Grant Date Fair Value	Restricted Stock Units with Market-Based Vesting Conditions	Weighted Average Grant Date Fair Value
Unvested market-based vesting awards as of December 31, 2015	250,000	$7.41	100,000	$11.32
Market-based vesting awards granted	—	—	325,000	4.34
Market-based vesting awards vested	—	—	—	—
Market-based vesting awards forfeited	—	—	—	—
Unvested market-based vesting awards as of June 30, 2016	250,000	$7.41	425,000	$5.98
Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$197	$162	$411	$329
Research and development	229	313	514	638
General and administrative	1,454	1,596	3,087	3,329
Sales and marketing	275	334	486	577
Total stock-based compensation expense	$2,155	$2,405	$4,498	$4,873
10. Income Taxes
The Company's effective income tax rates were 20.0% and (9.1%) for the three months ended June 30, 2016 and 2015, respectively. The Company's effective income tax rates were (12.2)% and (5.8)% for the six months ended June 30, 2016 and 2015, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and six months ended June 30, 2016, the effective income tax rate varied from the statutory income tax rate principally as a result of significant pre-tax book losses in the U.S. and Switzerland that cannot be benefited.
The Company's effective income tax rate in the three and six months ended June 30, 2016 differed from the three and six months ended June 30, 2015 primarily due to an increase in foreign earnings resulting from the EVault acquisition, a decrease in profitable foreign earnings resulting from jurisdictional foreign consolidation, and a worldwide consolidated reduction in losses before income taxes.
The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for each of the tax years ending December 31, 2012 through 2015, although carryforward attributes that were generated prior to tax year 2012 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress in the U.S. or foreign jurisdictions. The statute of limitations for assessments by foreign taxing authorities is generally not open for years prior to 2010, although carryforward attributes that were generated prior to tax year 2010 may still be adjusted upon examinations.

11. Commitments and Contingencies
Operating Leases
The Company leases various facilities under leases that expire at varying dates through 2024. Certain of these leases contain renewal options and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters); Lewiston, Maine; Sunnyvale, California; Longmont, Colorado; Munich, Germany; Viersen, Germany; Salt Lake City, Utah; Oakville, Canada; Emeryville, California; Hertogenbosch, Netherlands; Berkshire, United Kingdom and Anatole, France. The Company has lease agreements to rent data center space in Wakefield, Massachusetts; Phoenix, Arizona; and Chandler, Arizona. The Company has data center colocation agreements in place with Iron Mountain and Center 7 to rent colocation space at each of their data centers. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases. At June 30, 2016 and December 31, 2015, $4.7 million and $4.9 million, respectively, was included in accrued expenses and other long-term liabilities related to the deferred rent.
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
Future non-cancellable minimum lease payments under all operating leases as of June 30, 2016, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases	Total
Remainder of 2016	$2,109	$1,759	$3,868
2017	3,656	2,431	6,087
2018	2,964	1,103	4,067
2019	2,184	69	2,253
2020	2,054	—	2,054
Thereafter	8,414	—	8,414
Total	$21,381	$5,362	$26,743
At June 30, 2016, the Company subleased certain office space to third parties, which sublease income will offset lease payments in the table above. Total sublease income under contractual terms is $0.5 million, with both the sublease and the underlying lease expiring in December 2016.
Other Non-cancellable Commitments
As of June 30, 2016, the Company had non-cancellable commitments to vendors primarily consisting of advertising, marketing and broadband services contracts, as follows (in thousands):

Years Ended December 31,
Remainder of 2016	$3,117
2017	1,651
2018	685
2019	—
2020	—
Total	$5,453

Litigation
On August 30, 2010, Oasis Research sued the Company and 17 other defendants in the United States Court for the Eastern District of Texas alleging infringement of certain of Oasis Research’s patents. In October 2015, the parties entered into a confidential agreement to dismiss all matters in the pending cases with prejudice.
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
12. Retirement Plan
The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status and age requirements. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. For the three months ended June 30, 2016 and 2015, the Company’s matching contributions to the plan were $0.5 million and $0.3 million, respectively. For the six months ended June 30, 2016 and 2015, the Company’s matching contributions to the plan were $0.9 million and $0.6 million, respectively.
13. Restructuring

In 2016, the Company recorded an immaterial amount of restructuring charges for the three month period ended June 30, 2016 and $0.8 million for the six month period ended June 30, 2016. These charges were associated with the reorganization and consolidation of certain operations as well as disposal of certain assets in the first quarter of 2016.  In 2014, the Company began a restructuring program to close its Somerville, Massachusetts data center and transition the computer equipment and operations located at the facility to its other Massachusetts data center. Activities related to this effort were completed by the end of the first quarter of 2015. The Company recorded an immaterial amount of restructuring charges for the three month period ended June 30, 2015, and $0.1 million for the six month period ended June 30, 2015.
As of June 30, 2016 and December 31, 2015, the Company had $0.2 million and $0.4 million accrued related to restructuring, respectively. The remaining amount accrued will be paid in the second half of 2016.
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
The Credit Facility is secured by substantially all of the Company’s assets and contains customary affirmative and negative covenants, including financial covenants specifying a minimum quick ratio and minimum consolidated free cash flow, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Credit Facility. On May 22, 2015, the Company entered into an amendment to the Credit Facility with Silicon Valley Bank (the "Amendment"), which amended the Company’s existing Credit Facility. The Amendment eliminates from the events which constitute a change of control and, consequently, an event of default, the replacement, under specified circumstances, of a majority of the Company’s board of directors. The Amendment also allows the Company to repurchase its capital stock pursuant to a board of directors approved share repurchase plan, so long as the total of such repurchases does not exceed $20.0 million during the term of the Credit Facility and the Company remains in pro forma compliance with the financial and other covenants. On October 30, 2015, the Company entered into a second amendment to the Credit Facility with Silicon Valley Bank, which included technical corrections relating to certain definitions and calculations of financial covenants. On July 25, 2016, the Company entered into a third amendment to the Credit Facility with Silicon Valley Bank, which included revised definitions for financial covenant calculations.

As of June 30, 2016, the Company was in compliance with these covenants and there was one letter of credit for $0.8 million outstanding under the Credit Facility related to the security deposit on the lease for the Company's corporate headquarters. Availability under the Credit Facility as of June 30, 2016 was $24.2 million.

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
Overview
We are a provider of cloud backup and restore solutions. Our solutions provide powerful features packaged in a cost-effective, simple, and secure manner and are designed to address the specific needs of SMBs and individuals.
We derive the majority of our revenue from subscription fees with a consistently strong customer retention rate and scalable infrastructure to support our growth. The remainder of our revenue is derived from software arrangements, which often contain multiple revenue elements, such as software licenses, hardware, professional services and post-contract customer support. Our customers come from the following primary sources: SMBs who buy our solutions directly from our website, our inside sales team, or from our network of partners, and individuals who sign up for Carbonite backup on our website in response to our direct marketing campaigns.
In January 2016, we acquired substantially all the assets of EVault for $14.0 million in cash. We believe the acquisition aligns with our growth strategies, including focusing on SMBs and deepening and strengthening our technology portfolio.
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
We generally defer revenue over our customers’ subscription periods but expense marketing costs as incurred. As a result of these factors, we expect to continue to incur GAAP operating losses on an annual basis for the foreseeable future. For the three months ended June 30, 2016, we generated revenues of $53.4 million, compared to $34.0 million for the three months ended June 30, 2015, an increase of 57%. For the six months ended June 30, 2016, we generated revenues of $101.6 million, compared to $67.0 million for the six months ended June 30, 2015, an increase of 52%.
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
Key Business Metrics
Our management regularly reviews a number of financial and operating metrics, including the following key metrics, to evaluate our business:

•
Bookings. We calculate bookings as revenue recognized during a particular period plus the change in total deferred revenue, excluding deferred revenue recorded in connection with acquisitions, net of foreign exchange during the same period. Our management uses this measure as a proxy for cash receipts. Bookings represent the aggregate dollar value of customer subscriptions and software arrangements, which may include multiple revenue elements, such as software licenses, hardware, professional services and post-contractual support, sold by us during a period. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period.

•
Annual retention rate. We calculate annual retention rate as the percentage of subscription customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter. Our management uses these measures to determine the stability of our customer base and to evaluate the lifetime value of our customer relationships. Our annual retention rate for the three and six months ended June 30, 2016 excludes subscription customers of our EVault line of products.

•
Renewal rate. We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented. Our management uses this measure to monitor trends in customer renewal activity. Our annual renewal rate for the three and six months ended June 30, 2016 excludes subscription customers of our EVault line of products.

•
Adjusted free cash flow. We calculate adjusted free cash flow by subtracting the cash paid for the purchase of property and equipment and adding the payments related to corporate headquarter relocation, acquisition-related payments, hostile takeover-related payments, CEO transition payments, restructuring-related payments, litigation-related payments and the cash portion of the lease exit charge from net cash provided by operating activities. Our management uses adjusted free cash flow to assess our business performance and evaluate the amount of cash generated by our business.

Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue but may result in material monthly and quarterly variances in one or more of the key business metrics described above.

Performance Highlights
The following table presents our performance highlights for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except percentage data)
Key metrics (1):
Bookings	$53,693	$35,704	$106,008	$72,554
Annual retention rate	86%	83%	86%	83%
Renewal rate	85%	82%	84%	82%
Adjusted free cash flow	$7,258	$3,164	$6,725	$5,743
(1) See the Key Business Metrics section for the definition of these key metrics, and refer to the Other Financial Data section for the reconciliation of bookings and adjusted free cash flow to the most directly comparable financial measures presented in accordance with GAAP.

The following table presents our bookings by line of business for the periods presented:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2016	2015	%	2016	2015	%
	(in thousands, except percentage data)
Consumer	$21,398	$22,620	(5)%	$44,348	$46,357	(4)%
SMB	32,295	13,084	147%	61,660	26,197	135%
Total bookings	$53,693	$35,704	50%	$106,008	$72,554	46%
Our bookings increased by $18.0 million and $33.5 million for the three and six month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015, primarily due to increased sales of higher priced SMB solutions, inclusive of bookings from the acquisition of EVault which closed during 2016. We continue to focus on growing our relationships with active reseller partners, with bookings for our small business solutions representing 60% of total bookings for the second quarter of 2016, up from 37% in the second quarter of 2015. Our total bookings growth rates for the three and six month periods ended June 30, 2016 were impacted by a decline in our growth rates in consumer bookings. We expect this trend to continue.
Our adjusted free cash flow has increased by $4.1 million and $1.0 million for the three and six month periods ended June 30, 2016 compared to the corresponding periods in 2015, respectively, primarily due to the timing of acquisition-related payments, partially offset by an increase in receivables driven by an interruption to EVault's collection cycle in the first quarter of 2016 as the Company was closing the acquisition and integrating the collection process.
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
Cost of revenue
Cost of revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, depreciation of equipment, amortization of developed technology, rent, utilities and broadband, equipment maintenance, software license fees, and allocated overhead. The expenses related to hosting our services and supporting our customers are related to the number of customers and the complexity of our services and hosting infrastructure. Our cost of storage has decreased over time due to decreases in storage prices and greater efficiency in our data center operations. We have also experienced a downward trend in the cost of storage equipment and broadband service, which we expect will continue in the future. Over the long term, we expect these expenses to increase in absolute dollars, but decrease as a percentage of revenue due to improved efficiencies in supporting customers over the long term.

Gross profit and gross margin
Historically, our gross margins have expanded due to the introduction of higher priced solutions targeting both SMBs and individuals, a downward trend in the cost of storage equipment and services, and efficiencies of our customer support personnel in supporting our customers. We expect these trends to continue over the long term.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	29.7	28.8	30.2	29.6
Gross profit	70.3	71.2	69.8	70.4
Operating expenses:
Research and development	15.7	21.9	16.8	21.5
General and administrative	19.4	22.5	21.5	22.6
Sales and marketing	32.4	40.0	33.7	41.7
Restructuring charges	0.1	0.0	0.8	0.2
Total operating expenses	67.6	84.4	72.8	86.0
Income (loss) from operations	2.7	(13.2)	(3.0)	(15.6)
Interest and other income (expense), net	—	0.2	(0.1)	—
Income (loss) before income taxes	2.7	(13.0)	(3.1)	(15.6)
Provision for income taxes	0.5	1.2	0.4	0.9
Net income (loss)	2.2%	(14.2)%	(3.5)%	(16.5)%
Comparison of the Three and Six Months Ended June 30, 2016 and 2015
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change		2016	2015	Change
	(in thousands, except percentage data)
Revenue	$53,435	$33,972	$19,463	57.3%	$101,550	$66,998	$34,552	51.6%
Revenue increased for each of the three and six month periods ended June 30, 2016 as compared to the three and six month periods ended June 30, 2015, primarily due to the inclusion of revenue from our recently acquired EVault product offerings and increased sales of higher priced SMB solutions.

Cost of revenue, gross profit, and gross margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change		2016	2015	Change
	(in thousands, except percentage data)
Cost of revenue	$15,864	$9,800	$6,064	61.9%	$30,619	$19,814	$10,805	54.5%
Percent of revenue	29.7%	28.8%			30.2%	29.6%
Components of cost of revenue:
Personnel-related costs	$6,337	$3,394	$2,943	86.7%	$12,003	$6,948	$5,055	72.8%
Hosting and depreciation costs	5,583	5,011	572	11.4%	11,315	10,106	1,209	12.0%
Software, amortization and other	3,944	1,395	2,549	182.7%	7,301	2,760	4,541	164.5%
Total cost of revenue:	$15,864	$9,800	$6,064	61.9%	$30,619	$19,814	$10,805	54.5%
Gross profit	$37,571	$24,172	$13,399	55.4%	$70,931	$47,184	$23,747	50.3%
Gross margin	70.3%	71.2%			69.8%	70.4%
Our gross margin remained relatively consistent for each of the three and six month periods ended June 30, 2016 as compared to the three and six month periods ended June 30, 2015. The increase in total costs of revenue in each of the three and six month periods ended June 30, 2016 is due primarily to an increase in costs associated with revenue related to the acquisition of EVault.
Operating expenses
Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change		2016	2015	Change
	(in thousands, except percentage data)
Research and development	$8,380	$7,448	$932	12.5%	$17,116	$14,377	$2,739	19.1%
Percent of revenue	15.7%	21.9%			16.8%	21.5%
Components of costs of research and development:
Personnel-related costs	$6,623	$5,572	$1,051	18.9%	$12,977	$10,830	$2,147	19.8%
Third-party outsourcing costs	160	976	(816)	(83.6)%	534	1,805	(1,271)	(70.4)%
Hosting, consulting and other	1,597	900	697	77.4%	3,605	1,742	1,863	106.9%
Total research and development:	$8,380	$7,448	$932	12.5%	$17,116	$14,377	$2,739	19.1%
Research and development expenses increased for each of the three and six month periods ended June 30, 2016 as compared to the three and six month periods ended June 30, 2015, primarily as a result of an increase in personnel-related costs associated with additional research and development headcount related to the EVault acquisition and an increase of hosting, consulting and other expenses associated with enhancing the functionality and ease of use of our solutions, offset by a decrease in engineering outsourcing costs.

General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change		2016	2015	Change
	(in thousands, except percentage data)
General and administrative	$10,389	$7,624	$2,765	36.3%	$21,809	$15,200	$6,609	43.5%
Percent of revenue	19.4%	22.5%			21.5%	22.6%
Components of general and administrative:
Personnel-related costs	$5,465	$4,465	$1,000	22.4%	$10,533	$8,749	$1,784	20.4%
Professional fees	2,404	2,384	20	0.8%	7,178	4,746	2,432	51.2%
Consulting, taxes and other	2,520	775	1,745	225.2%	4,098	1,705	2,393	140.4%
Total general and administrative:	$10,389	$7,624	$2,765	36.3%	$21,809	$15,200	$6,609	43.5%
General and administrative expenses increased for the three month period ended June 30, 2016 as compared to the three month period ended June 30, 2015, primarily as a result of increased personnel-related costs associated with additional headcount related to the EVault acquisition and an increase in consulting expenses related to the inclusion of the EVault business in our consolidated results.
General and administrative expenses increased for the six month period ended June 30, 2016 as compared to the six month period ended June 30, 2015, primarily as a result of increased acquisition and integration-related expenses associated with the acquisition of EVault included within professional fees. Additionally, general and administrative expenses increased due to an increase in personnel-related costs associated with additional headcount related to the EVault acquisition, offset by a decline in hostile takeover expenses and litigation-related expenses included within professional fees.

Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change		2016	2015	Change
	(in thousands, except percentage data)
Sales and marketing	$17,323	$13,570	$3,753	27.7%	$34,205	$27,951	$6,254	22.4%
Percent of revenue	32.4%	40.0%			33.7%	41.7%
Components of sales and marketing:
Personnel-related costs	$8,032	$4,832	$3,200	66.2%	$15,657	$9,868	$5,789	58.7%
Advertising costs	3,977	3,958	19	0.5%	8,060	7,976	84	1.1%
Costs of credit card transactions and offering free trials	1,621	2,031	(410)	(20.2)%	3,311	3,800	(489)	(12.9)%
Agency fees, consulting and other	3,693	2,749	944	34.3%	7,177	6,307	870	13.8%
Total sales and marketing:	$17,323	$13,570	$3,753	27.7%	$34,205	$27,951	$6,254	22.4%
Sales and marketing expenses increased for each of the three and six month periods ended June 30, 2016 as compared to the three and six month period ended June 30, 2015, primarily due to increased personnel-related costs associated with increased sales headcount related to the EVault acquisition.
Restructuring
We recorded an immaterial amount of restructuring charges for the three month period ended June 30, 2016 and $0.8 million for the six month period ended June 30, 2016, respectively, primarily related to the reorganization and consolidation of certain operations as well as disposal of certain assets in the first quarter of 2016. We recorded an immaterial amount of restructuring charges for the three month period ended June 30, 2015 and $0.1 million for the six month period ended June 30, 2015, which was related to the completion of our data center optimization program. See Note 13—Restructuring to our condensed consolidated financial statements included in this Quarterly Report for additional information.
Income Taxes
We recorded income tax expense of $0.3 million and $0.4 million for the three month periods ended June 30, 2016 and June 30, 2015, respectively. Our effective income tax rates were 20.0% and (9.1%) for the three month periods ended June 30, 2016 and June 30, 2015, respectively. We recorded income tax expense of $0.4 million and $0.6 million for the six month periods ended June 30, 2016 and June 30, 2015, respectively. Our effective income tax rates were (12.2%) and (5.8%) for the six month periods ended June 30, 2016 and June 30, 2015, respectively. Our effective income tax rate varied from the statutory income tax rate principally as a result of significant pre-tax book losses in the U.S. and Switzerland that cannot be benefited.
Other Financial Data
In addition to our results discussed above determined under GAAP, we believe that bookings, annual retention rate, renewal rate, and adjusted free cash flow are useful to investors in evaluating our operating performance. See the Performance Highlights section for the table presenting our performance highlights for the three and six months ended June 30, 2016 and 2015. Management considers these financial and operating metrics critical to understanding our business, reviewing our historical performance, measuring and identifying current and future trends, and for planning purposes. Securities analysts also frequently use bookings and adjusted free cash flow as supplemental measures to evaluate the overall performances of companies.
Bookings and adjusted free cash flow are financial data that are not calculated in accordance with GAAP. The tables below provide reconciliation of bookings and adjusted free cash flow to revenue and cash provided by operating activities, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.
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
Our management uses bookings as a proxy for cash receipts. Bookings represent the aggregate dollar value of customer subscriptions and software arrangements, which may include multiple revenue elements, such as software licenses, hardware, professional services and post-contractual support, received by us during a period. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Management uses bookings and adjusted free cash flow as measures of our operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to determine capital requirements; to facilitate a comparison of our results with those of other companies; and in communications with our Board of Directors concerning our financial performance. We also use bookings and adjusted free cash flow as factors when determining management’s incentive compensation. Management believes that the use of bookings and adjusted free cash flow provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.
Although bookings and adjusted free cash flow are frequently used by investors and securities analysts in their evaluations of companies, these metrics have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	bookings do not reflect our receipt of payment from customers;

•	adjusted free cash flow does not reflect our future requirements for contractual commitments to vendors;

•	adjusted free cash flow does not reflect the non-cash component of employee compensation or depreciation and amortization of property and equipment; and

•	other companies in our industry may calculate bookings or adjusted free cash flow or similarly titled measures differently than we do, limiting their usefulness as comparative measures.
The following tables present reconciliations of our bookings and adjusted free cash flow to revenue and cash provided by operating activities, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenue	$53,435	$33,972	$101,550	$66,998
Add change in deferred revenue, net of foreign exchange (excluding acquisitions)	258	1,732	4,458	5,556
Bookings	$53,693	$35,704	$106,008	$72,554

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cash provided by operating activities	$5,084	$3,976	$(1,673)	$6,547
Subtract capital expenditures	(885)	(1,617)	(2,809)	(4,906)
Free cash flow	4,199	2,359	(4,482)	1,641
Add payments related to corporate headquarter relocation	—	—	—	1,309
Add acquisition-related payments	2,735	306	9,791	381
Add hostile takeover-related payments	—	401	—	1,663
Add CEO transition expenses	—	—	—	29
Add restructuring-related payments	239	—	341	—
Add cash portion of lease exit charge	85	89	151	711
Add litigation-related payments	—	9	924	9
Adjusted free cash flow	$7,258	$3,164	$6,725	$5,743
Liquidity and Capital Resources
As of June 30, 2016, we had cash and cash equivalents and marketable securities of $43.2 million, which consisted of cash, money market funds, U.S. agency and treasury securities, and certificates of deposit. We have available borrowings under our revolving credit facility of up to $25.0 million, which we can draw down on through May 6, 2018.
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
Our revolving credit facility allows us to borrow up to $25.0 million, including a $5.0 million sub-limit for letters of credit, through May 6, 2018. Our revolving credit facility may be increased by up to an additional $25.0 million if the existing or additional lenders are willing to make such increased commitments and subject to other terms and conditions. Our revolving credit facility shall be available to us at an interest rate of the Wall Street Journal prime rate plus 75 basis points or LIBOR plus 175 basis points, at our option, and is secured by substantially all of our assets and contains customary affirmative and negative covenants, including financial covenants specifying a minimum quick ratio and minimum consolidated free cash flow, in each case subject to customary and other exceptions for a credit facility of this size and type. To date, we were in compliance with these covenants and there was one letter of credit for $0.8 million outstanding under the credit facility related to the security deposit for our corporate headquarters. As of June 30, 2016, the availability under the credit facility was $24.2 million.
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
Cash flows
The following table summarizes our net cash (outflows) inflows for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash (used in) provided by operating activities	$(1,673)	$6,547
Net cash (used in) provided by investing activities	$(14,910)	$9,826
Net cash used in financing activities	$(4,245)	$(1,368)
Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net income (loss), growth in sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.
In the six months ended June 30, 2016, cash used in operating activities was $1.7 million, which was driven by an increase in working capital of $15.8 million due primarily to timing of payments and customer receipts, our net loss of $3.5 million and a decrease in other assets and liabilities of $0.5 million. These cash outflows were partially offset by a $4.5 million increase in deferred revenue and a net adjustment for non-cash charges of $13.6 million, primarily comprised of $8.4 million of depreciation and amortization, $4.5 million of stock-based compensation expense, $0.5 million loss on disposal of equipment and $0.2 million in other non-cash items.
In the six months ended June 30, 2015, cash provided by operating activities was $6.5 million, which was primarily driven by a $5.6 million increase in deferred revenue associated with an increase in subscription sales and customer growth. Net cash inflows from operating activities for the six months ended June 30, 2015 included non-cash charges of $11.7 million, including $6.8 million of depreciation and amortization and $4.9 million of stock-based compensation expense, and an increase in other assets and long-term liabilities of $0.5 million. These cash inflows were partially offset by our net loss of $11.1 million and a increase in working capital of $0.2 million, due primarily to timing of payments and customer receipts.
Investing activities
In the six months ended June 30, 2016, cash used in investing activities was $14.9 million, which was primarily driven by our payment of $11.6 million in connection with the acquisition of EVault, a purchase of marketable securities and derivatives of $1.5 million, and capital expenditures of $2.8 million, offset by proceeds from maturities of marketable securities of $1.0 million.
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
Financing activities
In the six months ended June 30, 2016, cash used in financing activities was $4.2 million, which was primarily driven by a $4.6 million repurchase of common stock, partially offset by net proceeds from the exercise of stock options of $0.4 million.
In the six months ended June 30, 2015, cash used in financing activities was $1.4 million, which was primarily driven by a $3.0 million repurchase of common stock, partially offset by net proceeds from the exercise of stock options of $1.6 million.

Off-balance sheet arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements.
Contractual obligations
The following table summarizes our contractual obligations at June 30, 2016 (in thousands):

	Payment Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Office lease obligations	$21,381	$4,044	$5,777	$4,199	$7,361
Data center lease obligations	5,362	2,913	2,449	—	—
Other purchase commitments	5,453	4,282	1,171	—	—
Total	$32,196	$11,239	$9,397	$4,199	$7,361
(1) The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.  There have been no material changes to our uncertain tax positions in the second quarter of 2016.

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
We also lease a small amount of general office space in Sunnyvale, California; Munich, Germany; Viersen, Germany; Longmont, Colorado; Salt Lake City, Utah; Oakville, Canada; Hertogenbosch, Netherlands; Berkshire, United Kingdom and Anatole, France under lease agreements that expire in March 2020, July 2020, August 2017, August 2017, October 2017, December 2018, September 2017, May 2017 and July 2017, respectively. We also lease general office space in Emeryville, California which has a month-to-month term and may be terminated at any time upon thirty days' notice.
The commitments under our data center lease obligations shown above consists of Wakefield, Massachusetts; Chandler, Arizona and Phoenix, Arizona data centers. Additional commitments within this line consist of data center colocation agreements in place with Iron Mountain and Center 7 to rent colocation space at each of their data centers.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

The Company's operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, liquidity and results of operations. There have been no material changes to the risks and uncertainties previously presented in "Item 1A. Risk Factors", in our Annual Report on Form 10-K filed with the SEC on March 8, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sale of Unregistered Securities
Not applicable. The Company did not sell unregistered securities in the three months ended June 30, 2016.

(b) Use of Proceeds
Not applicable. The Company did not receive proceeds for the sale of unregistered securities in the three months ended June 30, 2016.

(c) Issuer Purchases of Equity Securities
The following table is a summary of our repurchases of our common stock in the second quarter of 2016:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (3)
April 1, 2016 - April 30, 2016	—	$—	—	$11,479,522
May 1, 2016 - May 31, 2016	—	$—	—	$11,479,522
June 1, 2016 - June 30, 2016	144,649	$9.54	136,536	$10,178,709
	144,649		136,536

(1)
During the three months ended June 30, 2016, we repurchased in the aggregate 136,536 shares of our common stock pursuant to our previously-announced program and 8,113 shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

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

(3)	In May 2015, our Board of Directors authorized a $20.0 million share repurchase program, announced on May 14, 2015 and effective from May 15, 2015 through May 15, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits
10.1	Third Amendment to Credit Agreement with SVB, dated as of July 25, 2016.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated: August 9, 2016	By:	/s/ Mohamad Ali
Mohamad Ali
Chief Executive Officer

Dated: August 9, 2016	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer

Dated: August 9, 2016	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Accounting Officer