Form 10-Q
period 2016-09-30
Carbonite Inc
filed 2016-11-09
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of October 31, 2016, there were 27,258,514 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Carbonite, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$49,107	$63,936
Marketable securities	—	1,000
Trade accounts receivable, less allowances for doubtful accounts of $874 and $139	17,007	3,736
Prepaid expenses and other current assets	6,946	3,188
Restricted cash	135	135
Total current assets	73,195	71,995
Property and equipment, net	22,591	22,083
Other assets	107	167
Acquired intangible assets, net	15,087	8,640
Goodwill	24,455	23,105
Total assets	$135,435	$125,990
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,866	$8,384
Accrued expenses	18,096	11,559
Current portion of deferred revenue	86,860	80,269
Total current liabilities	107,822	100,212
Deferred revenue, net of current portion	20,585	18,434
Other long-term liabilities	5,594	6,271
Total liabilities	134,001	124,917
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at September 30, 2016 and December 31, 2015; 28,336,650 shares issued and 27,197,347 shares outstanding at September 30, 2016; 27,756,799 shares issued and 27,216,779 shares outstanding at December 31, 2015	283	278
Additional paid-in capital	174,085	165,391
Treasury stock, at cost (1,139,303 and 540,020 shares as of September 30, 2016 and December 31, 2015, respectively)	(10,446)	(5,693)
Accumulated other comprehensive income	1,883	2,040
Accumulated deficit	(164,371)	(160,943)
Total stockholders’ equity	1,434	1,073
Total liabilities and stockholders’ equity	$135,435	$125,990
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Revenue	$51,948	$34,553	$153,498	$101,551
Cost of revenue	15,459	9,774	46,078	29,588
Gross profit	36,489	24,779	107,420	71,963
Operating expenses:
Research and development	8,156	7,123	25,272	21,500
General and administrative	9,059	10,273	30,868	25,473
Sales and marketing	18,864	12,860	53,069	40,811
Restructuring charges	29	224	834	349
Total operating expenses	36,108	30,480	110,043	88,133
Income (loss) from operations	381	(5,701)	(2,623)	(16,170)
Interest and other income (expense), net	155	139	8	165
Income (loss) before income taxes	536	(5,562)	(2,615)	(16,005)
Provision for income taxes	429	404	814	1,011
Net income (loss)	$107	$(5,966)	$(3,429)	$(17,016)
Net income (loss) per common share:
Basic	$0.00	$(0.22)	$(0.13)	$(0.63)
Diluted	$0.00	$(0.22)	$(0.13)	$(0.63)
Weighted-average number of common share outstanding:
Basic	26,973,507	27,173,360	26,976,432	27,212,038
Diluted	27,532,509	27,173,360	26,976,432	27,212,038
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$107	$(5,966)	$(3,429)	$(17,016)
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities	—	(1)	—	8
Foreign currency translation adjustments	(275)	(143)	(157)	768
Total other comprehensive (loss) income	(275)	(144)	(157)	776
Total comprehensive loss	$(168)	$(6,110)	$(3,586)	$(16,240)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Operating activities
Net loss	$(3,429)	$(17,016)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,227	10,296
Loss (gain) on disposal of equipment	518	(25)
Accretion of discount on marketable securities	—	(9)
Stock-based compensation expense	6,628	7,418
Other non-cash items, net	168	(80)
Changes in assets and liabilities:
Accounts receivable	(13,243)	(1,181)
Prepaid expenses and other current assets	(1,822)	1,063
Other assets	69	539
Accounts payable	(5,187)	1,312
Accrued expenses	6,327	1,398
Other long-term liabilities	(734)	(368)
Deferred revenue	1,842	5,193
Net cash provided by operating activities	3,364	8,540
Investing activities
Purchases of property and equipment	(3,715)	(8,273)
Proceeds from sale of property and equipment	4	113
Proceeds from maturities of marketable securities and derivatives	1,198	17,524
Purchases of marketable securities and derivative settlements	(1,476)	(750)
Decrease in restricted cash	—	693
Payment for acquisition, net of cash acquired	(11,625)	(992)
Net cash (used in) provided by investing activities	(15,614)	8,315
Financing activities
Proceeds from exercise of stock options	2,020	1,853
Repurchase of common stock	(4,753)	(3,023)
Net cash used in financing activities	(2,733)	(1,170)
Effect of currency exchange rate changes on cash	154	(146)
Net (decrease) increase in cash and cash equivalents	(14,829)	15,539
Cash and cash equivalents, beginning of period	63,936	46,084
Cash and cash equivalents, end of period	$49,107	$61,623
Supplemental disclosure of cash flow information
Cash paid for income taxes	$703	$1,363
Supplemental disclosure of non-cash investing activities:
Capitalization of stock-based compensation	$48	$—
Acquisition of property and equipment included in accounts payable and accrued expenses	$(337)	$(1,366)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Nature of Business
Carbonite, Inc. ("we" or the “Company”) was incorporated in the State of Delaware on February 10, 2005 and is a provider of cloud backup and restore solutions. The Company’s solutions provide powerful features packaged in a cost-effective, simple and secure manner and are designed to address the specific needs of small and medium-sized businesses ("SMBs") and individuals.
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
During 2016, the Company recorded an adjustment for payments owed to foreign tax authorities inclusive of any interest and penalties that were not accrued for in prior fiscal years. This adjustment was recorded as an increase to accrued liabilities for approximately $1.2 million with a corresponding expense recorded in general and administrative expenses in the condensed consolidated statements of operations. Of this $1.2 million adjustment, approximately $0.2 million, $0.2 million, $0.2 million and $0.6 million related to the years ended December 31, 2015, 2014, 2013 and prior, respectively. The Company concluded the effect of these adjustments were not material to its consolidated financial statements for the current period, the forecasted fiscal year, or any of the prior periods and, as such, these consolidated financial statements are not materially misstated.
Reclassifications
The Company has reclassified certain amounts in its condensed consolidated statements of cash flows as of September 30, 2015 to conform to the condensed consolidated statements of cash flows presentation as of September 30, 2016. The reclassification relates to the merger of the provision for (reduction of) reserves on accounts receivable caption into the change in accounts receivable caption.
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
The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. At September 30, 2016, one customer represented 10% or more of the Company's accounts receivable balance, and at December 31, 2015, no customer represented 10% or more of the Company’s accounts receivable balance. At September 30, 2016 and December 31, 2015, no customer represented 10% or more of the Company’s revenue for the periods presented.
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
Deferred product costs represent deferred cost of revenue for product shipments to customers prior to satisfaction of the Company's revenue recognition criteria. Such costs are classified as prepaid expense and other current assets if the related deferred revenue is initially classified as current. Deferred product costs are recorded in other assets if the related deferred revenue is initially classified as long-term, and remain a component of noncurrent assets until such costs are recognized in the consolidated statement of operations. In certain cases these costs are recognized ratably over the customer contract term.
Cash Equivalents and Marketable Securities
The Company considers all highly liquid investments purchased with an original purchase maturity of 90 days or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation.
Marketable securities consist of time deposits and U.S. treasury securities with initial maturities of more than 90 days. Short-term investments in marketable securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses (excluding other-than-temporary impairments) reported as a separate component of accumulated other comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary are included in income based on the specific identification method. Fair value is determined based on quoted market prices. At September 30, 2016, the Company did not have any marketable securities. At December 31, 2015, the Company’s marketable securities had remaining maturities within one year and had a total cost basis of $1.0 million.
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
Internal-use Software and Website Development
The Company accounts for its software and website development costs in accordance with the guidance in ASC 350-40, Internal Use Software and ASC 350-50, Website Development Costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs are capitalized until the application is substantially complete and ready for its intended use, at which point such costs are amortized over the estimated useful life of the software. At September 30, 2016 and December 31, 2015, approximately $2.4 million and $1.8 million of costs associated with internal-use software and website development costs were capitalized on the Company's condensed consolidated balance sheets, respectively. For the three month periods ended September 30, 2016 and 2015, the Company recorded $0.1 million and $0.1 million of amortization expense related to capitalized internal-use software and website development costs, respectively. For the nine month periods ended September 30, 2016 and 2015, the Company recorded $0.4 million and $0.2 million of amortization expense related to capitalized internal-use software and website development costs, respectively.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts reflects the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company specifically analyzes historical bad debts, the aging of the accounts receivable, creditworthiness, and current economic trends, to evaluate the allowance for doubtful accounts. Past due balances are reviewed individually for collectability. Account balances are charged against the allowance for doubtful accounts after all means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts is recorded as a reduction in accounts receivable. The Company also maintains an allowance for sales returns and credits to customers for which the Company has the ability to estimate based upon historical experience. The allowance for sales returns and credits is recorded as a reduction in revenue.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The amendments in this ASU clarify and provide specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduce the current diversity in practice. ASU 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company does not expect any material impact from adoption of this guidance on the Company's consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and early adoption is permitted. The Company is currently evaluating the effect of the standard on its consolidated financial statements.

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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$107	$(5,966)	$(3,429)	$(17,016)
Denominator:
Weighted average common shares outstanding, basic	26,974	27,173	26,976	27,212
Effect of potential dilutive common shares	559	—	—	—
Weighted average shares outstanding, diluted	27,533	27,173	26,976	27,212
Basic net income (loss) per share	$0.00	$(0.22)	$(0.13)	$(0.63)
Diluted net income (loss) per share	$0.00	$(0.22)	$(0.13)	$(0.63)

The following options to purchase common shares and restricted stock units have been excluded from the computation of diluted net income (loss) per share because they had an anti-dilutive impact (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options to purchase common shares	702	3,367	1,753	3,367
Restricted stock units	900	1,400	1,957	1,400
Total	1,602	4,767	3,710	4,767
4. Fair Value of Financial Instruments

Derivative Instruments

Non-designated Foreign Currency Contracts

The Company uses foreign currency forward contracts as part of our strategy to manage exposure related to Euro denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. Accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in the condensed consolidated balance sheets, with changes in the fair value recorded in earnings as interest and other income (expense), net in the consolidated statement of operations. Cash flows from the settlement of these non-designated foreign currency contracts are reported in cash flows from investing activities. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At September 30, 2016 and December 31, 2015, the Company had outstanding contracts with a total notional value of $42.1 million and $36.7 million, respectively.

The following table provides a quantitative summary of the fair value of derivative instruments not designated as hedging instruments as of September 30, 2016 and December 31, 2015 (in thousands):

		Fair Value
Description	Balance Sheet Classification	September 30, 2016	December 31, 2015
Derivative Liabilities:
Non-Designated Hedging Instruments
Foreign currency contracts	Accrued expenses	$217	$400
Total Derivative Liabilities		$217	$400
The following table summarizes the (losses) gains related to derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2016 and 2015 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location in Statement of Operations	2016	2015	2016	2015
Foreign currency contracts	Interest and other income (expense), net	$(380)	$(71)	$(1,095)	$2,331

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
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$20,718	$—	$—	$20,718	$19,703	$—	$—	$19,703
Marketable securities—U.S. treasury securities and time deposits	—	—	—	—	—	1,000	—	1,000
Total	$20,718	$—	$—	$20,718	$19,703	$1,000	$—	$20,703
Liabilities:
Foreign currency exchange contracts	—	217	—	217	—	400	—	400
Total	$—	$217	$—	$217	$—	$400	$—	$400

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

2016 Acquisition

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

Fair value of consideration transferred:
Cash	$14,000
Fair value of prepaid transactional services	(2,375)
Fair value of total acquisition consideration	$11,625

Fair value of assets acquired and liabilities assumed:
Prepaid expenses	$1,330
Property and equipment	6,776
Intangible assets	9,150
Other long-term assets	564
Goodwill	989
Total assets acquired	18,809
Deferred revenue	(6,830)
Accrued liabilities	(354)
Net assets acquired	$11,625

In connection with the acquisition of EVault, the Company negotiated a TSA that provides a credit to be used against future services provided under the terms of the agreement.  The Company estimated the fair value of the TSA credit to be $2.4 million based on expected usage and accounted for it as a reduction in consideration transferred in the preliminary purchase price allocation. The TSA credit was recorded in prepaid expenses and other current assets on the consolidated balance sheet as of the acquisition date. For the nine month period ended September 30, 2016, the Company recognized $2.4 million in expense, which was recorded as a reduction in the TSA credit. As of September 30, 2016, there was no remaining balance of the TSA credit on the consolidated balance sheet.

In the three months ended September 30, 2016, the Company recorded an immaterial amount of acquisition-related expenses. In the three months ended September 30, 2015, acquisition-related expenses were $0.4 million. In the nine months ended September 30, 2016 and 2015, acquisition-related expenses were $3.9 million and $1.1 million respectively. Acquisition-related expenses have been included primarily in general and administrative expenses in the condensed consolidated statements of operations. The operating results of EVault, which are included in the condensed consolidated statements of operations beginning on their respective acquisition dates, are comprised of $16.0 million and $47.0 million of revenue for the three and nine months ended September 30, 2016, respectively. The Company has determined that disclosing the amount of EVault related expenses included in the condensed consolidated statements of operations is impracticable, as certain operations of EVault were integrated into the operations of the Company.

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

Pro Forma Financial Information
The following unaudited pro forma information presents the condensed combined results of operations of the Company and EVault for the three and nine months ended September 30, 2015 as if the acquisition of EVault had been completed on January 1, 2015. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustments (step-downs) for property, plant and equipment and deferred revenue, reversal of revenues and costs directly attributable to assets and products not acquired, and adjustments relating to the tax effect of combining the Company and EVault businesses.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Revenue	$54,825	$164,974
Net loss	$(17,415)	$(59,147)

Basic and diluted net loss per share	$(0.64)	$(2.17)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,173,360	27,212,038

2015 Acquisition

On August 11, 2015, the Company acquired certain assets of Rebit, Inc. ("Rebit") for total consideration of approximately $1.3 million, which included an initial cash payment of $1.0 million and an estimated fair value of $0.3 million for additional consideration which was paid one year from the date of acquisition. The Company employs six of Rebit’s former employees at its current location in Longmont, Colorado.

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

6. Goodwill and Acquired Intangible Assets
As of September 30, 2016 and December 31, 2015, the carrying amount of goodwill was $24.5 million and $23.1 million, respectively. The following is a rollforward of our goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2015	$23,105
Goodwill acquired	989
Effect of foreign exchange rates	361
Balance as of September 30, 2016	$24,455
Purchased intangible assets consist of the following (in thousands):

		September 30, 2016			December 31, 2015
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	5.4	$14,005	$4,493	$9,512	$8,167	$2,463	$5,704
Customer relationships	6.5	6,197	1,963	4,234	3,627	1,216	2,411
Trade names	7.0	1,743	402	1,341	726	213	513
Non-compete agreements	3.8	380	380	—	380	368	12
		$22,325	$7,238	$15,087	$12,900	$4,260	$8,640
The Company recorded amortization expense of $1.0 million and $0.5 million for the three month periods ended September 30, 2016 and 2015, respectively, and $2.9 million and $1.5 million for the nine month periods ended September 30, 2016 and 2015, respectively. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of trade names and non-compete agreements is recorded within general and administrative expenses.
Future estimated amortization expense of acquired intangibles as of September 30, 2016 is as follows (in thousands):

Remainder of 2016	$946
2017	3,713
2018	3,661
2019	3,603
2020	2,008
Thereafter	1,156
$15,087

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued marketing	$1,890	$1,727
Accrued compensation	7,714	3,130
Accrued cost of goods sold	571	—
Accrued tax liabilities	2,208	435
Accrued consulting and professional fees	1,627	3,263
Accrued facilities	989	819
Derivative liability	217	400
Accrued other expenses	2,880	1,785
Total accrued expenses	$18,096	$11,559
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
For the three months ended September 30, 2016, the Company did not repurchase any shares of its common stock under the repurchase program. For the nine months ended September 30, 2016, the Company repurchased 574,118 shares of its common stock at an average price of $7.81 per share for a total cost of approximately $4.5 million. For the nine months ended September 30, 2015, the Company repurchased 274,700 shares of its common stock at an average price of $10.88 per share for a total cost of approximately $3.0 million.  At September 30, 2016, approximately $10.2 million remained available under the Company's share repurchase program.
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
The 2011 Plan provides for the issuance of stock options, restricted stock, restricted stock units, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the 2011 Plan, the Company reserved 1,662,000 shares of common stock for issuance thereunder. On January 1st of each year, beginning January 1, 2012, the number of shares reserved under the 2011 Plan increased or will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s Board of Directors. As of September 30, 2016, 1,702,664 shares of common stock were available for future grant under the 2011 Plan.
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

Stock Options
The following summarizes stock option activity under stock incentive plans for the nine months ended September 30, 2016:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (2)
Outstanding at December 31, 2015	2,975,673	$11.06		$724
Granted	1,500	8.95
Exercised	(220,691)	9.14
Forfeited	(1,253,042)	11.21
Outstanding at September 30, 2016	1,503,440	$11.21	6.98	$6,241
Exercisable as of September 30, 2016	1,016,873	$10.84	6.55	$4,597
Vested and expected to vest as of September 30, 2016 (1)	1,411,783	$11.15	6.90	$5,939

(1)
Represents the number of vested stock options as of September 30, 2016, plus the number of unvested stock options expected to vest as of September 30, 2016, based on the unvested stock options outstanding at September 30, 2016, adjusted for estimated forfeitures.

(2)
The aggregate intrinsic value is calculated as the positive difference, if any, between the exercise price of the underlying stock options and the fair market value of the Company’s common stock on September 30, 2016.

The Company generally estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. This model requires the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield.
The assumptions used to estimate the fair value of the stock options granted during the three and nine months ended September 30, 2016 and 2015 using the Black-Scholes option-pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average exercise price	$—	$11.81	$8.95	$13.27
Weighted-average grant-date fair value	$—	$5.69	$4.03	$6.50
Black-Scholes Assumptions
Risk-free interest rate	—%	1.85%	1.93%	1.54% to 1.85%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	—%	49%	44%	49% to 51%
Expected term (in years)	0	6.1	6.1	5.5 to 6.1
Restricted Stock Units
The Company recognizes non-cash compensation expense over the vesting term of restricted stock units. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. Upon vesting and settlement, each restricted stock unit entitles the holder to receive one share of common stock.
The following table summarizes restricted stock unit activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2015	1,001,364	$13.19
Restricted stock units granted	878,763	9.08
Restricted stock units vested	(257,413)	13.12
Restricted stock units forfeited	(209,145)	10.94
Unvested restricted stock units as of September 30, 2016	1,413,569	$10.98

Restricted Stock Awards
The Company grants restricted stock awards to members of the Board of Directors annually. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. Awards to directors vest on the first anniversary of the date of grant.
The following table summarizes restricted stock award activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2015	41,917	$10.90
Restricted stock awards granted	108,497	9.46
Restricted stock awards vested (restriction lapsed)	(32,208)	10.93
Restricted stock awards forfeited	—	—
Unvested restricted stock awards as of September 30, 2016	118,206	$9.57

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

In 2015, the Company granted 100,000 restricted stock units with market-based vesting conditions. Of the 100,000 restricted stock units granted, 50,000 shares accrue in four equal, 25% installments on each anniversary of the date of grant based on continued service through the applicable accrual date, provided that no vesting will occur unless the Company maintains a closing stock price of $14.00 per share for 20 consecutive trading days. The remaining 50,000 shares accrue in four equal, 25% installments on each anniversary date of grant based on continued service through the applicable accrual date, provided that no vesting will occur unless the Company maintains a closing stock price of $18.00 per share for 20 consecutive trading days.
The Company recognizes the stock-based compensation expense on equity awards with market-based vesting conditions in the consolidated statements of operations over the requisite service period. The achievement of certain market-based vesting conditions may result in the acceleration of recognizing stock-based compensation expense compared to the original valuation. As of September 30, 2016, no market-based vesting conditions had been achieved which resulted in the acceleration of expense.

The following table summarizes equity awards with market-based vesting conditions activity for the nine months ended September 30, 2016:

	Options with Market-Based Vesting Conditions	Weighted Average Grant Date Fair Value	Restricted Stock Units with Market-Based Vesting Conditions	Weighted Average Grant Date Fair Value
Unvested market-based vesting awards as of December 31, 2015	250,000	$7.41	100,000	$11.32
Market-based vesting awards granted	—	—	325,000	4.34
Market-based vesting awards vested	—	—	—	—
Market-based vesting awards forfeited	—	—	—	—
Unvested market-based vesting awards as of September 30, 2016	250,000	$7.41	425,000	$5.98
Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$189	$195	$600	$524
Research and development	276	273	790	911
General and administrative	1,388	1,745	4,475	5,074
Sales and marketing	277	332	763	909
Total stock-based compensation expense	$2,130	$2,545	$6,628	$7,418
10. Income Taxes
The Company's effective income tax rates were 80.0% and (7.3%) for the three months ended September 30, 2016 and 2015, respectively. The Company's effective income tax rates were (31.1%) and (6.3%) for the nine months ended September 30, 2016 and 2015, respectively. Our effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three and nine months ended September 30, 2016, the effective income tax rate varied from the statutory income tax rate principally as a result of significant pre-tax book losses in the U.S. and Switzerland that cannot be benefited.
The Company's effective income tax rate in the three and nine months ended September 30, 2016 differed from the three and nine months ended September 30, 2015 primarily due to an increase in foreign earnings resulting from the EVault acquisition, a decrease in profitable foreign earnings resulting from jurisdictional foreign consolidation, and a worldwide consolidated reduction in losses before income taxes.
The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for each of the tax years ending December 31, 2013 through 2015, although carryforward attributes that were generated prior to tax year 2013 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress in the U.S. or foreign jurisdictions. The statute of limitations for assessments by foreign taxing authorities is generally not open for years prior to 2010, although carryforward attributes that were generated prior to tax year 2010 may still be adjusted upon examinations.
11. Commitments and Contingencies
Operating Leases
The Company leases facilities under leases that expire at varying dates through 2024. Certain of these leases contain renewal options and require the Company to pay operating costs, including property taxes, insurance, and maintenance.

The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters); Lewiston, Maine; Sunnyvale, California; Longmont, Colorado; Munich, Germany; Viersen, Germany; Salt Lake City, Utah; Oakville, Canada; Emeryville, California; Hertogenbosch, Netherlands; Berkshire, United Kingdom and Anatole, France. The Company has lease agreements to rent data center space in Wakefield, Massachusetts; Phoenix, Arizona; Chandler, Arizona; and Ashburn, Virginia. The Company has data center colocation agreements in place with Iron Mountain and Center 7 to rent colocation space at each of their data centers. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases. At September 30, 2016 and December 31, 2015, $4.6 million and $4.9 million, respectively, was included in accrued expenses and other long-term liabilities related to the deferred rent.
In September 2016, the Company entered a lease agreement for a new data center in Ashburn, Virginia. The initial term of the lease expires on November 30, 2021, with escalating rent payments throughout the term. The Company has the option to extend the original term of the lease for two successive three-year periods. In accordance with the lease, the Company received an incentive whereby the landlord will pay for a portion of the moving expenses associated with moving equipment from the current data center to the Ashburn location. The rent expense is recorded net of the incentive over the term of the lease.
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
Future non-cancellable minimum lease payments under all operating leases as of September 30, 2016, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases	Total
Remainder of 2016	$1,042	$1,051	$2,093
2017	3,894	3,538	7,432
2018	3,161	1,970	5,131
2019	2,387	872	3,259
2020	2,263	827	3,090
Thereafter	8,666	779	9,445
Total	$21,413	$9,037	$30,450
At September 30, 2016, the Company subleased certain office space to third parties, which sublease income will offset lease payments in the table above. Total sublease income under contractual terms is $0.3 million, with both the sublease and the underlying lease expiring in December 2016.

Other Non-cancellable Commitments
As of September 30, 2016, the Company had non-cancellable commitments to vendors primarily consisting of advertising, marketing and broadband services contracts, as follows (in thousands):

Years Ended December 31,
Remainder of 2016	$2,120
2017	2,207
2018	993
2019	—
2020	—
Total	$5,320
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
12. Retirement Plan
The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status and age requirements. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. For the three months ended September 30, 2016 and 2015, the Company’s matching contributions to the plan were $0.6 million and $0.3 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company’s matching contributions to the plan were $1.4 million and $0.8 million, respectively.
13. Restructuring

In 2016, the Company recorded an immaterial amount of restructuring charges for the three month period ended September 30, 2016 and $0.8 million for the nine month period ended September 30, 2016. These charges were associated with the reorganization and consolidation of certain operations as well as disposal of certain assets in the first quarter of 2016.  In 2014, the Company began a restructuring program to close its Somerville, Massachusetts data center and transition the computer equipment and operations located at the facility to its other Massachusetts data center. Activities related to this effort were completed by the end of the first quarter of 2015. The Company recorded $0.2 million of restructuring charges for the three month period ended September 30, 2015, and $0.3 million for the nine month period ended September 30, 2015.
As of September 30, 2016 and December 31, 2015, the Company had $0.1 million and $0.4 million accrued related to restructuring, respectively. The remaining amount accrued will be paid in the second half of 2016.
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
The Credit Facility is secured by substantially all of the Company’s assets and contains customary affirmative and negative covenants, including financial covenants specifying a minimum quick ratio and minimum consolidated free cash flow, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Credit Facility. On May 22, 2015, the Company entered into an amendment to the Credit Facility with Silicon Valley Bank (the "Amendment"). The Amendment eliminates from the events which constitute a change of control and, consequently, an event of default, the replacement, under specified circumstances, of a majority of the Company’s board of directors. The Amendment also allows the Company to repurchase its capital stock pursuant to a board of directors approved share repurchase plan, so long as the total of such repurchases does not exceed $20.0 million during the term of the Credit Facility and the Company remains in pro forma compliance with the financial and other covenants. On October 30, 2015, the Company entered into a second amendment to the Credit Facility with Silicon Valley Bank, which included technical corrections relating to certain definitions and calculations of financial covenants. On July 25, 2016, the Company entered into a third amendment to the Credit Facility with Silicon Valley Bank, which included revised definitions for financial covenant calculations.
As of September 30, 2016, the Company was in compliance with these covenants and there was one letter of credit for $0.8 million outstanding under the Credit Facility related to the security deposit on the lease for the Company's corporate headquarters. Availability under the Credit Facility as of September 30, 2016 was $24.2 million.

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
We derive the majority of our revenue from subscription fees with a consistently strong customer retention rate and scalable infrastructure to support our growth. The remainder of our revenue is derived from software arrangements, which often contain multiple revenue elements, such as software licenses, hardware, professional services and post-contract customer support. Our customers come from the following primary sources: SMBs who buy our solutions directly from our website, our inside sales team, or from our network of partners, and individuals who sign up for Carbonite backup solutions on our website in response to our direct marketing campaigns.
In 2016, we acquired substantially all the assets of EVault for $14.0 million in cash. We believe the acquisition aligns with our growth strategies, including focusing on SMBs and deepening and strengthening our technology portfolio.
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
We generally defer revenue over our customers’ subscription periods but expense marketing costs as incurred. As a result of these factors, we expect to continue to incur GAAP operating losses on an annual basis for the foreseeable future. For the three months ended September 30, 2016, we generated revenues of $51.9 million, compared to $34.6 million for the three months ended September 30, 2015, an increase of 50%. For the nine months ended September 30, 2016, we generated revenues of $153.5 million, compared to $101.6 million for the nine months ended September 30, 2015, an increase of 51%.
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

Performance Highlights
The following table presents our performance highlights for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except percentage data)
Key metrics (1):
Bookings	$49,238	$34,178	$155,246	$106,732
Annual retention rate	86%	84%	86%	83%
Renewal rate	83%	83%	84%	82%
Adjusted free cash flow	$4,524	$1,375	$11,249	$7,118
(1) See the Key Business Metrics section for the definition of these key metrics, and refer to the Other Financial Data section for the reconciliation of bookings and adjusted free cash flow to the most directly comparable financial measures presented in accordance with GAAP.

The following table presents our bookings by line of business for the periods presented:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015	%	2016	2015	%
	(in thousands, except percentage data)
Consumer	$20,426	$21,688	(6)%	$64,774	$68,045	(5)%
SMB	28,812	12,490	131%	90,472	38,687	134%
Total bookings	$49,238	$34,178	44%	$155,246	$106,732	45%
Our bookings increased by $15.1 million and $48.5 million for the three and nine month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015, primarily due to the inclusion of bookings from the acquisition of EVault which closed during 2016, and increased sales of higher priced SMB solutions. We continue to focus on growing our relationships with active reseller partners, with bookings for our small business solutions representing 59% of total bookings for the third quarter of 2016, up from 37% in the third quarter of 2015. Our total bookings growth rates for the three and nine month periods ended September 30, 2016 were impacted by a decline in our growth rates in consumer bookings. We expect this trend to continue.
Our adjusted free cash flow has increased by $3.1 million and $4.1 million for the three and nine month periods ended September 30, 2016 compared to the corresponding periods in 2015, respectively, primarily due to improved operating efficiencies resulting from the acquisition of EVault and a decrease in purchases related to storage equipment for our data centers.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	29.8	28.3	30.0	29.1
Gross profit	70.2	71.7	70.0	70.9
Operating expenses:
Research and development	15.7	20.6	16.5	21.2
General and administrative	17.4	29.7	20.1	25.1
Sales and marketing	36.3	37.2	34.6	40.2
Restructuring charges	0.1	0.7	0.5	0.3
Total operating expenses	69.5	88.2	71.7	86.8
Income (loss) from operations	0.7	(16.5)	(1.7)	(15.9)
Interest and other income (expense), net	0.3	0.4	—	0.1
Income (loss) before income taxes	1.0	(16.1)	(1.7)	(15.8)
Provision for income taxes	0.8	1.2	0.5	1.0
Net income (loss)	0.2%	(17.3)%	(2.2)%	(16.8)%
Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change		2016	2015	Change
	(in thousands, except percentage data)
Revenue	$51,948	$34,553	$17,395	50.3%	$153,498	$101,551	$51,947	51.2%
Revenue increased for each of the three and nine month periods ended September 30, 2016 as compared to the three and nine month periods ended September 30, 2015, primarily due to the inclusion of revenue from our recently acquired EVault product offerings and increased sales of higher priced SMB solutions.

Cost of revenue, gross profit, and gross margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change		2016	2015	Change
	(in thousands, except percentage data)
Cost of revenue	$15,459	$9,774	$5,685	58.2%	$46,078	$29,588	$16,490	55.7%
Percent of revenue	29.8%	28.3%			30.0%	29.1%
Components of cost of revenue:
Personnel-related costs	$5,720	$3,450	$2,270	65.8%	$17,723	$10,398	$7,325	70.4%
Hosting and depreciation costs	5,326	4,903	423	8.6%	16,641	15,009	1,632	10.9%
Software, amortization and other	4,413	1,421	2,992	210.6%	11,714	4,181	7,533	180.2%
Total cost of revenue:	$15,459	$9,774	$5,685	58.2%	$46,078	$29,588	$16,490	55.7%
Gross profit	$36,489	$24,779	$11,710	47.3%	$107,420	$71,963	$35,457	49.3%
Gross margin	70.2%	71.7%			70.0%	70.9%
Our gross margin remained relatively consistent for each of the three and nine month periods ended September 30, 2016 as compared to the three and nine month periods ended September 30, 2015. The increase in total costs of revenue in each of the three and nine month periods ended September 30, 2016 is due primarily to an increase in costs associated with revenue related to the acquisition of EVault.
Operating expenses
Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change		2016	2015	Change
	(in thousands, except percentage data)
Research and development	$8,156	$7,123	$1,033	14.5%	$25,272	$21,500	$3,772	17.5%
Percent of revenue	15.7%	20.6%			16.5%	21.2%
Components of costs of research and development:
Personnel-related costs	$6,294	$5,312	$982	18.5%	$19,271	$16,142	$3,129	19.4%
Third-party outsourcing costs	331	945	(614)	(65.0)%	864	2,750	(1,886)	(68.6)%
Hosting, consulting and other	1,531	866	665	76.8%	5,137	2,608	2,529	97.0%
Total research and development:	$8,156	$7,123	$1,033	14.5%	$25,272	$21,500	$3,772	17.5%
Research and development expenses increased for each of the three and nine month periods ended September 30, 2016 as compared to the three and nine month periods ended September 30, 2015, primarily as a result of an increase in personnel-related costs associated with additional research and development headcount related to the EVault acquisition and an increase of hosting, consulting and other expenses associated with enhancing the functionality and ease of use of our solutions, offset by a decrease in engineering outsourcing costs.

General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change		2016	2015	Change
	(in thousands, except percentage data)
General and administrative	$9,059	$10,273	$(1,214)	(11.8)%	$30,868	$25,473	$5,395	21.2%
Percent of revenue	17.4%	29.7%			20.1%	25.1%
Components of general and administrative:
Personnel-related costs	$5,126	$4,260	$866	20.3%	$15,659	$13,009	$2,650	20.4%
Professional fees	1,489	5,597	(4,108)	(73.4)%	8,667	10,343	(1,676)	(16.2)%
Consulting, taxes and other	2,444	416	2,028	487.5%	6,542	2,121	4,421	208.4%
Total general and administrative:	$9,059	$10,273	$(1,214)	(11.8)%	$30,868	$25,473	$5,395	21.2%
General and administrative expenses decreased for the three month period ended September 30, 2016 as compared to the three month period ended September 30, 2015, primarily as a result of decreased litigation expenses included in professional fees. This decrease was partially offset by increased personnel-related costs associated with additional headcount related to the EVault acquisition and increased transaction tax expenses included in consulting, taxes and other.
General and administrative expenses increased for the nine month period ended September 30, 2016 as compared to the nine month period ended September 30, 2015, primarily as a result of an increase in personnel-related costs associated with additional headcount related to the EVault acquisition and higher consulting and transaction tax expenses included in consulting, taxes and other. Additionally, professional fees decreased related to a decline in hostile takeover expenses and litigation-related expenses, partially offset by increased acquisition and integration-related expenses associated with the acquisition of EVault.

Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change		2016	2015	Change
	(in thousands, except percentage data)
Sales and marketing	$18,864	$12,860	$6,004	46.7%	$53,069	$40,811	$12,258	30.0%
Percent of revenue	36.3%	37.2%			34.6%	40.2%
Components of sales and marketing:
Personnel-related costs	$7,847	$4,781	$3,066	64.1%	$23,505	$14,649	$8,856	60.5%
Advertising costs	4,676	3,593	1,083	30.1%	12,736	11,569	1,167	10.1%
Costs of credit card transactions and offering free trials	1,561	1,846	(285)	(15.4)%	4,871	5,645	(774)	(13.7)%
Agency fees, consulting and other	4,780	2,640	2,140	81.1%	11,957	8,948	3,009	33.6%
Total sales and marketing:	$18,864	$12,860	$6,004	46.7%	$53,069	$40,811	$12,258	30.0%
Sales and marketing expenses increased for each of the three and nine month periods ended September 30, 2016 as compared to the three and nine month periods ended September 30, 2015, primarily due to increased personnel-related costs associated with increased sales headcount related to the EVault acquisition. Additionally, sales and marketing expenses increased due to an increase in our overall marketing efforts associated with EVault included within advertising costs and an increase in consulting and other expenses related to the inclusion of the EVault business in our consolidated results.
Restructuring
We recorded an immaterial amount of restructuring charges for the three month period ended September 30, 2016 and $0.8 million for the nine month period ended September 30, 2016, respectively, primarily related to the reorganization and consolidation of certain operations as well as disposal of certain assets in the first quarter of 2016. We recorded $0.2 million of restructuring charges for the three month period ended September 30, 2015 and $0.3 million for the nine month period ended September 30, 2015, which was related to the completion of our data center optimization program. See Note 13—Restructuring to our condensed consolidated financial statements included in this Quarterly Report for additional information.
Income Taxes
We recorded income tax expense of $0.4 million and $0.4 million for the three month periods ended September 30, 2016 and September 30, 2015, respectively. Our effective income tax rates were 80.0% and (7.3%) for the three month periods ended September 30, 2016 and September 30, 2015, respectively. We recorded income tax expense of $0.8 million and $1.0 million for the nine month periods ended September 30, 2016 and September 30, 2015, respectively. Our effective income tax rates were (31.1%) and (6.3%) for the nine month periods ended September 30, 2016 and September 30, 2015, respectively. Our effective income tax rate varied from the statutory income tax rate principally as a result of significant pre-tax book losses in the U.S. and Switzerland that cannot be benefited.
Other Financial Data
In addition to our results discussed above determined under GAAP, we believe that bookings, annual retention rate, renewal rate, and adjusted free cash flow are useful to investors in evaluating our operating performance. See the Performance Highlights section for the table presenting our performance highlights for the three and nine months ended September 30, 2016 and 2015. Management considers these financial and operating metrics critical to understanding our business, reviewing our historical performance, measuring and identifying current and future trends, and for planning purposes. Securities analysts also frequently use bookings and adjusted free cash flow as supplemental measures to evaluate the overall performances of companies.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenue	$51,948	$34,553	$153,498	$101,551
Add change in deferred revenue, net of foreign exchange (excluding acquisitions)	(2,710)	(375)	1,748	5,181
Bookings	$49,238	$34,178	$155,246	$106,732

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cash provided by operating activities	$5,037	$1,993	$3,364	$8,540
Subtract capital expenditures	(906)	(3,367)	(3,715)	(8,273)
Free cash flow	4,131	(1,374)	(351)	267
Add payments related to corporate headquarter relocation	—	—	—	1,309
Add acquisition-related payments	190	516	9,981	897
Add hostile takeover-related payments	—	128	—	1,791
Add CEO transition expenses	—	—	—	29
Add restructuring-related payments		—	341	—
Add cash portion of lease exit charge	203	75	354	786
Add litigation-related payments	—	2,030	924	2,039
Adjusted free cash flow	$4,524	$1,375	$11,249	$7,118
Liquidity and Capital Resources
As of September 30, 2016, we had cash and cash equivalents and marketable securities of $49.1 million, which consisted of cash, money market funds, U.S. agency and treasury securities, and certificates of deposit. We have available borrowings under our revolving credit facility of up to $25.0 million, which we can draw down on through May 6, 2018.
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
Our revolving credit facility allows us to borrow up to $25.0 million, including a $5.0 million sub-limit for letters of credit, through May 6, 2018. Our revolving credit facility may be increased by up to an additional $25.0 million if the existing or additional lenders are willing to make such increased commitments and subject to other terms and conditions. Our revolving credit facility shall be available to us at an interest rate of the Wall Street Journal prime rate plus 75 basis points or LIBOR plus 175 basis points, at our option, and is secured by substantially all of our assets and contains customary affirmative and negative covenants, including financial covenants specifying a minimum quick ratio and minimum consolidated free cash flow, in each case subject to customary and other exceptions for a credit facility of this size and type. To date, we were in compliance with these covenants and there was one letter of credit for $0.8 million outstanding under the credit facility related to the security deposit for our corporate headquarters. As of September 30, 2016, the availability under the credit facility was $24.2 million.
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
Cash flows
The following table summarizes our net cash inflows (outflows) for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$3,364	$8,540
Net cash (used in) provided by investing activities	$(15,614)	$8,315
Net cash used in financing activities	$(2,733)	$(1,170)
Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net income (loss), growth in sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.
In the nine months ended September 30, 2016, cash provided by operating activities was $3.4 million, which was driven by a $1.8 million increase in deferred revenue and a net adjustment for non-cash charges of $19.5 million, primarily comprised of $12.2 million of depreciation and amortization, $6.6 million of stock-based compensation expense, $0.5 million loss on disposal of equipment and $0.2 million in other non-cash items. These cash inflows were partially offset by an increase in working capital of $13.9 million due primarily to timing of payments and customer receipts, our net loss of $3.4 million and a decrease in other assets and liabilities of $0.6 million.
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
Investing activities
In the nine months ended September 30, 2016, cash used in investing activities was $15.6 million, which was primarily driven by our payment of $11.6 million in connection with the acquisition of EVault, a purchase of marketable securities and derivatives of $1.5 million, and capital expenditures of $3.7 million, offset by proceeds from maturities of marketable securities of $1.2 million.

In the nine months ended September 30, 2015, cash provided by investing activities was $8.3 million, which was primarily driven by a $17.5 million increase in cash relating to proceeds from maturities of marketable securities and derivatives, a $0.7 million increase relating to a decrease in restricted cash, and a $0.1 million increase related to proceeds from the sale of property, plant, and equipment. These cash inflows were partially offset by capital expenditures of $8.3 million, a purchase of marketable securities and derivatives of $0.7 million, and the use of $1.0 million, net of cash acquired, in connection with the previously disclosed acquisition of certain assets of Rebit, Inc. in August 2015.

Financing activities
In the nine months ended September 30, 2016, cash used in financing activities was $2.7 million, which was primarily driven by a $4.7 million repurchase of common stock, partially offset by net proceeds from the exercise of stock options of $2.0 million.

In the nine months ended September 30, 2015, cash used in financing activities was $1.2 million, which was primarily driven by a $3.0 million repurchase of common stock, partially offset by net proceeds from the exercise of stock options of $1.8 million.
Off-balance sheet arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements.
Contractual obligations
The following table summarizes our contractual obligations at September 30, 2016 (in thousands):

	Payment Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Office lease obligations	$21,413	$4,108	$5,985	$4,482	$6,838
Data center lease obligations	9,037	3,892	3,336	1,666	143
Other purchase commitments	5,320	3,765	1,555	—	—
Total	$35,770	$11,765	$10,876	$6,148	$6,981
(1) The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.  There have been no material changes to our uncertain tax positions in the third quarter of 2016.

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
In September 2016, we entered a lease agreement for a new data center in Ashburn, Virginia. The initial term of the lease expires on November 30, 2021, with escalating rent payments throughout the term. We have the option to extend the original term of the lease for two successive three-year periods. In accordance with the lease, we received an incentive whereby the landlord will pay for a portion of the moving expenses associated with moving equipment from the current data center to the Ashburn location. The rent expense is recorded net of the incentive over the term of the lease.
Our Lewiston, Maine support facility lease expires in June 2018. We may terminate this lease at any time upon nine months’ notice.
We also lease a small amount of general office space in Sunnyvale, California; Munich, Germany; Viersen, Germany; Longmont, Colorado; Salt Lake City, Utah; Oakville, Canada; Emeryville, California; Hertogenbosch, Netherlands; Berkshire, United Kingdom and Anatole, France under lease agreements that expire in March 2020, July 2020, August 2017, August 2017, October 2017, December 2018, March 2022, September 2017, May 2017 and July 2017, respectively.
The commitments under our data center lease obligations shown above consists of Wakefield, Massachusetts; Chandler, Arizona, Phoenix, Arizona and Ashburn, Virginia data centers. Additional commitments within this line consist of data center colocation agreements in place with Iron Mountain and Center 7 to rent colocation space at each of their data centers.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

(a) Sale of Unregistered Securities
Not applicable. The Company did not sell unregistered securities in the three months ended September 30, 2016.

(b) Use of Proceeds
Not applicable. The Company did not receive proceeds for the sale of unregistered securities in the three months ended September 30, 2016.

(c) Issuer Purchases of Equity Securities
The following table is a summary of our repurchases of our common stock in the third quarter of 2016:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (3)
July 1, 2016 - July 31, 2016	—	$—	—	$10,178,709
August 1, 2016 - August 31, 2016	—	$—	—	$10,178,709
September 1, 2016 - September 30, 2016	8,939	$14.25	—	$10,178,709
	8,939		—

(1)
During the three months ended September 30, 2016, 8,939 shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units. We did not repurchase any shares of our common stock pursuant to our previously-announced program.

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

(3)	In May 2015, our Board of Directors authorized a $20.0 million share repurchase program, announced on May 14, 2015 and effective from May 15, 2015 through May 15, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits
10.1†	Eighth Amendment to Turn Key Datacenter Lease with GIP Wakefield, LLC, dated as of September 30, 2016.
10.2†	Deed of Turn Key Datacenter Lease with Digital Loudoun Parkway Center North, LLC, dated as of September 30, 2016.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated: November 9, 2016	By:	/s/ Mohamad Ali
Mohamad Ali
Chief Executive Officer

Dated: November 9, 2016	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer

Dated: November 9, 2016	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Accounting Officer