Form 10-K
period 2016-12-31
Carbonite Inc
filed 2017-03-16
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $221,917,851.
As of February 28, 2017, there were 28,153,948 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Overview
Carbonite, Inc. (together with its subsidiaries, "Carbonite", the "Company", "our", "we", or "us") provides data protection solutions including cloud, hybrid and on-premise backup and restore, disaster recovery as a service ("DRaaS") and email archiving. Our solutions provide powerful features packaged in a cost-effective, simple and secure manner and are designed to address the specific needs of small and medium-sized businesses ("SMBs") and consumers.
We were incorporated on February 10, 2005 as a Delaware corporation and our principal executive offices are located at Two Avenue de Lafayette, Boston, Massachusetts, 02111. We founded Carbonite on one simple idea: all computers need to be backed up, and in our always connected and highly mobile world, cloud backup is the ideal approach.
We derive the majority of our revenue from subscription fees and our consistently strong retention rates and scalable infrastructure help to support our growth. The remainder of our revenue is derived from software arrangements, which often contain multiple revenue elements, such as software licenses, hardware, professional services and post-contract customer support. For the year ended December 31, 2016, 2015 and 2014, we generated revenue of $207.0 million, $136.6 million and $122.6 million, respectively. We continue to invest in customer acquisition because the market for our solutions is highly competitive and, as a result, our bookings have grown from $98.5 million in 2012 to $209.3 million in 2016. For a reconciliation of bookings to revenue for the last five years, see “Selected Consolidated Financial and Other Data.”
Industry Trends
Trends on several fronts are fueling growth opportunities for Carbonite.

The first trend is the continued growth of the data protection market fueled by the proliferation of data, which the industry analyst firm International Data Corporation ("IDC") says is expanding at a 40-50% compound annual growth rate ("CAGR").1

IDC predicts the worldwide disk-based data protection and recovery ("DBDP") market will grow to $16.6 billion by 2020.2 Included in the 2020 DBDP forecast are the $8.4 billion worldwide data protection and recovery software ("DP&R") market, in which IDC projects cloud-based solutions to grow at almost three times the rate of on-premise solutions, at 12.1% and 4.3% CAGR respectively,1 and the $4.1 billion purpose-built backup appliances ("PBBA") market. Together, DP&R and PBBA, Carbonite’s primary lines of business, represent 72% or $12 billion of the worldwide DBDP market.

The second trend is threats to data. The number of cyberattacks known as “Ransomware” grew rapidly over the past 12 months. The FBI defines ransomware as a type of malware installed on a computer or server that encrypts the files, making them inaccessible until a specified ransom is paid.5

The FBI reported that ransomware “skyrocketed” in Q1 of 2016, costing businesses $209 million during the first three months of the year, compared to $24 million in all of 2015.3 The total cost for 2016 is expected to exceed $1 billion and this reflects only those incidents that are reported.4 In order to avoid bad press and reputational damage, many ransomware incidents are not reported.

In September 2016, the FBI issued a public service announcement stressing the importance of regular data backups and verification of the integrity of those backups as a defense to ransomware, stating that “backups are critical in ransomware incidents,” and “backups may be the best way to recover your critical data.”5 We expect this trend to drive adoption of backup solutions as businesses and individuals look for solutions to protect their data to avoid falling prey to criminals.

Finally, the industry analyst firm Gartner estimates the DRaaS market will nearly triple to $3.4 billion in 2019.6 According to Gartner, mid-market drivers for DRaaS include improved affordability and functionality.

We believe data growth and data threats will continue to drive the need for data protection and that our solutions position us well to capitalize on this growth opportunity.
___________________________
1IDC Market Forecast: Worldwide Data Protection and Recovery Software Forecast, 2016-2020. Nov 2016 - US41893415
2IDC Market Forecast: Worldwide Disk-Based Data Protection and Recovery Forecast, 2016-2020. Feb 2017 - US42237416
3How Ransomware Became a Billion-Dollar Nightmare for Businesses (https://www.theatlantic.com/business/archive/2016/09/ransomware-us/498602/)
4Cyber-extortion losses skyrocket, says FBI (http://money.cnn.com/2016/04/15/technology/ransomware-cyber-security/)
5Federal Bureau of Investigation Public Service Announcement I-091516-PSA, Ransomware Victims Urged to Report Infections to Federal Law Enforcement (https://www.ic3.gov/media/2016/160915.aspx)
6Gartner: Magic Quadrant for Disaster Recovery as a Service, 2016
Our Solutions
We believe that customers purchase our data protection solutions because they provide powerful features packaged in a cost-effective, simple and secure manner. We make it easy for customers to recover their files, applications or complete systems, and we provide secure anytime, anywhere data access as well as high quality customer support.
We believe that our solutions provide the following benefits to our customers:
Power: Enterprise-grade data protection and recovery capabilities.
Simplicity: Intuitive user interfaces that make our solutions easy to use and maintain.
Security: Proven, modern technology that provides peace of mind that our customers' data is safe. We encrypt all customer files before they are transmitted to our data centers, guarding against unauthorized access to stored files and ensuring a high level of data security. In addition, we employ state-of-the-art data center security measures intended to prevent intrusions.
Value: We provide comprehensive solutions at an affordable, predictable price, enabling customers to meet their data protection needs from a single vendor.

Our Key Competitive Strengths

We believe that our key competitive strengths include the following:

Proprietary backup architecture. Our entire infrastructure is designed and optimized for data protection, which is a low transaction speed, high volume, write mostly application. We believe that our average storage costs per subscriber are lower than those realized by typical general purpose data center storage systems, providing us with lower cost of service and greater return on investment.

Heterogeneous environment support. Our EVault solutions have been architected to use proprietary “agents” that run on a variety of operating platforms, including Windows, Linux, VMware, Oracle, IBM AIX and HP-UX, to ensure that medium-sized businesses can securely backup and restore all their important data.

Brand awareness. We believe that we have among the highest brand awareness in the cloud backup market. We promote our brand through our multi-channel marketing program, which includes a broad presence in radio, online display advertising, print advertising, paid and natural search, and an affiliate and reseller network.

Distribution. Our sales network is designed to sell large volumes of our solutions to SMB customers. To penetrate the extensive and diverse population of SMBs, we have invested in recruiting and onboarding a network of sales channel partners including distributors, value-added resellers and managed service providers (“MSPs”). We believe the breadth and diversity of our channel partner relationships, coupled with our internal direct sales capabilities provide a competitive advantage when reaching SMBs.

Significant intellectual property portfolio. We have a significant intellectual property portfolio relating to our solutions, including 33 patents and 24 patents pending. CARBONITE is a registered trademark in the U.S. and in over 40 other countries, including countries in the European Union.

Encryption and data security. We use sophisticated encryption technology to ensure the privacy of our customers’ stored files. We encrypt files using a secure key before the files leave the customers' computer and transmit the encrypted files over the internet to one of our secure data centers. Customers’ files remain encrypted on our servers to guard against unauthorized access. We employ outside security analysis firms, including anti-hacking specialists, to review and test our defenses and internal procedures.

Comprehensive customer support. We believe that our customer support is more comprehensive than that offered by our primary competitors in the cloud backup market and aids in our customer retention. Telephone, live chat, and email customer support are included in our subscription fee.

Our Offerings
Our data protection offerings include cloud, hybrid and on-premise backup and restore, DRaaS and email archiving. Our suite of solutions includes:
Backup and restore: For SMBs and consumers, we offer annual and multi-year cloud backup plans. All plans offer discounts for multi-year subscriptions. For SMBs, we also offer backup and restore solutions for on-premise use under software license arrangements, which often contain multiple revenue elements, such as software licenses, hardware, professional services and post-contract customer support.

Our SMB plans include:

Carbonite Computer Backup: Automatically back up files directly to the cloud and include an unlimited number of devices for an annual flat fee based on the amount of storage needed. Our Carbonite Office Core plan starts with 250GB of cloud storage with additional 100GB storage packs available.
Carbonite Server Backup: Cloud and hybrid backup for physical and virtual servers with advanced management capabilities including scheduling, retention, bandwidth and compression settings, and detailed monitoring and reporting via a personalized server dashboard. Plans include:

•
Carbonite Office Power - Includes all the features of Carbonite Office Core and protects one physical or virtual server. Server protection includes image backup with bare metal restore which simplifies system recovery. This plan includes 250GB of cloud storage with additional 100GB storage packs available.

•
Carbonite Office Ultimate - Includes all the features of Carbonite Office Power and protects an unlimited number of physical or virtual servers. This plan includes 500GB of cloud storage with additional 100GB storage packs available.

    EVault Cloud Backup: Our EVault solutions provide scalable backup and restore capabilities to SMBs with complex and heterogeneous IT infrastructures. EVault backup includes plans that backup directly to cloud and hybrid backup services which include cloud-connected appliances delivered as a service.
DRaaS: Our EVault Cloud Disaster Recovery Service is a cloud-based managed service that helps organizations quickly recover systems after a disaster by accessing those systems remotely via a secure, virtual environment in our cloud.
Email archiving: Our MailStore offerings are designed to meet the specific email archiving needs of SMBs in terms of performance, stability, functionality and simplicity. Our three solutions include MailStore Server, MailStore Service Provider Edition and MailStore Home.

Our Proprietary Technology
At the core of our offerings is proprietary technology that allows us to offer highly scalable data protection solutions to our end customers, and as a platform for MSP partners to offer to their customers as a white-labeled offering. This technology is installed on protected systems, running in the customers' environment, and includes server software, web-based monitoring, control, and account management tools. We believe that simple, centralized, web-based control of our solutions improves the user experience both for end-users and for our partners.

We invest heavily in the development of our technologies. In 2016, 2015 and 2014, we spent $33.3 million, $28.1 million and $24.1 million, respectively, on research and development. Our proprietary technologies are fundamental to our value proposition as they enable us to deliver solutions that are scalable, reliable and cost effective.
Marketing and Sales
Our marketing and sales efforts are focused on three primary goals: acquiring customers at a low cost, retaining existing customers, and building brand awareness. Our advertising reinforces our brand by emphasizing ease of use, affordability, security and reliability. We use radio advertising, online display advertising, print advertising, paid search, direct marketing, and affiliate and reseller marketing. Our public relations efforts include engaging the traditional press, new media, industry influencers and social networks. Our sales model is designed to sell large volumes of our solutions to SMBs globally, both directly and through our indirect network of partners which includes distributors, value-added resellers, and managed service providers.
Marketing. Our customers come from the following primary sources: SMBs who buy our solutions directly from our website, our inside sales team, or from our network of partners, and consumers who sign up for Carbonite backup solutions on our website in response to our direct marketing campaigns. We support our sales network with a marketing approach that leverages our established brand to drive market awareness and demand generation among the broad population of SMBs and consumers. Our marketing efforts are designed to attract prospective customers and enroll them as paying customers, either through immediate sale, free trials or communication of the benefits of our solutions and development of ongoing relationships.
Channel distribution. To further penetrate the extensive and diverse population of SMBs, we have and will continue to invest in our network of sales channel partners. Our network of sales channel partners includes distributors, value-added resellers and retailers and is designed to sell large volumes of our relatively low-priced solutions to SMB customers.
Retention. Our retention efforts are focused on establishing and maintaining long-term relationships with our customers by delivering a compelling customer experience and superior value, communicating regularly with customers through email, on-site messaging, and other media, and creating positive interactions with our customer support team. We monitor developing trends in subscription durations, renewals, and customer satisfaction to maximize our customer retention. We offer incentives to customers to purchase multi-year subscriptions, which we believe helps to increase our retention. As of December 31, 2016, 2015 and 2014, 24%, 27% and 25%, respectively, of our total subscription bookings were for multi-year contracts.

Intellectual Property
We believe the strength of our brand and the functionality of our software help differentiate us from our competitors. Our success therefore depends on our ability to protect our technologies and intellectual property, which allows us to move and store vast amounts of customer data. To protect our intellectual property, we rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions. Carbonite, the Carbonite Logo, ZAMANDA, MAILSTORE and EVAULT, as well as other marks, are registered trademarks of Carbonite, Inc. in numerous countries throughout the world. The Carbonite trademark is subject to registrations covering over 40 countries. Carbonite also has additional registrations and/or pending applications for additional marks in the U.S. and/or other countries, including but not limited to “Carbonite The Better Backup Plan”, “Back it up. Get it back”, “Because Your Life is On Your Computer” Logo, "Carbonite" and the Green Dot Logo, Carbonite Lock Logo, the Z logo and Chinese character representations for Carbonite. In addition, we have 33 issued patents, expiring at various times between 2021 and 2031, and 24 pending patent applications in the U.S. and internationally that cover both our technical infrastructure and our key usability and design concepts.
Competition
Our market is rapidly evolving due to technological advances that are driving changes in the way SMBs operate. Over the past few years, competition has intensified, and we expect this to continue with market consolidation, the introduction of new technologies, and introduction of new market entrants. We compete against many companies across the data protection, disaster recovery and storage industries, ranging from those who provide a wide array of IT services, to those who provide only a specific business continuity product, to distributors and resellers. We expect many of our actual and potential competitors and solutions to change as we expand further into the SMB market and as the markets we compete in continue to evolve.
We believe key factors to successfully compete in any of our markets include ease of installation and use, value, cloud storage, data security, reliability, and brand reputation. We believe that Carbonite competes favorably with respect to each of the key factors by providing powerful, yet simple solutions. Our offerings are easy-to-use, affordable, secure, include a variety of storage capacity options, and enable anytime, anywhere access to files.
Employees
As of December 31, 2016, we had 820 full-time and 20 part-time employees. Of our full-time employees, 330 were in operations and support, 193 were in sales and marketing, 153 were in research and development, and 144 were in general and administrative functions. None of our employees are covered by collective bargaining agreements.
Subsequent Events
Credit Facility Amendment
On January 30, 2017, we entered into a fourth amendment to the Credit Facility (as defined within Note 15 - Revolving Credit Facility) with Silicon Valley Bank (the "2017 Amendment"), which increased the Credit Facility in the amount of $15.0 million to a total credit limit of $40.0 million. The 2017 Amendment also included certain changes to the definitions and calculations of financial covenants. On January 31, 2017, $39.2 million was drawn from the Credit Facility, and was used to partially fund the acquisition of Double-Take Software, Inc. (“Double-Take”).

Acquisition
On January 31, 2017, we entered into a Stock Purchase Agreement (the “Agreement”) with Vero Parent, Inc. (“Vero Parent”), the sole stockholder of Double-Take, and Vision Solutions, Inc., a wholly-owned subsidiary of Vero Parent, pursuant to which, simultaneously with the execution of the Agreement, we acquired all of the outstanding capital stock of Double-Take for a purchase price of $65,250,000, which was paid $59,750,000 in cash and $5,500,000 by the delivery of 332,326 shares of the Company’s common stock. Of the $59.8 million of cash consideration, $39.2 million was drawn from our credit facility with Silicon Valley Bank.
We are in the process of gathering information to complete our preliminary valuation of certain assets and liabilities acquired as part of the transaction to complete acquisition accounting.

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
We experienced net losses of $9.4 million for 2014, $21.6 million for 2015, and $4.1 million for 2016 and we have an accumulated deficit of approximately $165.0 million as of December 31, 2016. While we have experienced revenue growth over these same periods, we may not be able to achieve profitability in the future or on a consistent basis. In an effort to increase and service our customer base, we expect to continue making significant expenditures to develop and expand our business, including for customer acquisition, advertising, technology infrastructure, storage capacity, product development, and international expansion. We also expect that our results may fluctuate due to a variety of factors described elsewhere in this Annual Report, including the timing and amount of our advertising expenditures, the timing and amount of expenditures related to the development of technologies and solutions, and to defend intellectual property infringement and other claims. We may also incur increased losses and negative cash flow in the future for a variety of reasons, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events.
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
Demand for our cloud and hybrid backup solutions is sensitive to price. Many factors, including our customer acquisition, advertising and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free solutions or services that compete with our solutions. Similarly, certain competitors may use internet-based marketing strategies that enable them to acquire customers at a lower cost than us. There can be no assurance that we will not be forced to engage in price-

cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue and operating results.
Over the long term, we intend to invest in research and development activities, and these investments may achieve delayed, or lower than expected benefits, which could harm our operating results.
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
We have in the past incurred, and will continue to incur, significant research and development expenses as we strive to remain competitive. New product development and market introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•	the difficulty in forecasting customer preferences or demand accurately;

•	the inability to expand solution capacity to meet demand for new solutions;

•	the inability to successfully manage the transition from older solutions;

•	the impact of customers’ demand for new solutions, thereby causing a decline in sales of existing solutions and an excessive, obsolete supply of inventory;

•	delays in initial shipments of new solutions;

•	adapting to emerging and evolving industry standards and to technological developments by our competitors and customers;

•	entering into new or unproven markets with which we have limited experience

•	the response of competitors to the introductions of new solutions; and

•	the desire by customers to evaluate new solutions for extended periods of time.
Our failure to introduce new or enhanced solutions on a timely basis, keep pace with rapid industry, technological or market changes or effectively manage the transitions to new solutions or new technologies could have a material adverse effect on our business, results of operations and financial condition.
We may not be able to respond to rapid technological changes with new solutions, which could have a material adverse effect on our operating results.
The market in which we compete is characterized by rapid technological change and frequent new solution and service introductions. Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing solutions, introduce new features and solutions, and sell into new markets. We are in the process of addressing the challenges of dynamic and accelerating market trends, such as the changing PC market, the adoption of mobile devices, the increase in the use of virtualized environments and architectural shifts in the provision of security and storage solutions, all of which has made it more difficult for us to compete effectively and requires us to improve our solutions and service offerings. Customers may require features and capabilities that our current solutions do not have. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our solutions, and may adversely impact our operating results.
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
We derive, and expect to continue to derive, substantially all of our revenue from the sale of data protection solutions including our backup and restore, DRaaS and email archiving offerings. Our introduction of "hybrid" solutions (cloud and on-premise) provides a broader offering for customers who may not want cloud only solutions, but the market for cloud solutions remains dynamic and subject to rapidly changing customer demands and trends in preferences. Some of the potential factors that could affect interest in and demand for cloud solutions include:

•	awareness of our brand and the cloud and hybrid backup solutions category generally;

•	the appeal and reliability of our solutions;

•	the price, performance, features, and availability of competing solutions and services;

•	public concern regarding privacy and data security;

•	our ability to maintain high levels of customer satisfaction; and

•	the rate of growth in cloud solutions generally.
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
We generate the majority of our revenue from the sale of subscriptions to our solutions. In order to grow, we must continue to attract a large number of customers, many of whom may have not previously used cloud backup solutions. We use and periodically adjust a diverse mix of advertising and marketing programs to promote our solutions. Significant increases in the pricing of one or more of our advertising channels would increase our advertising costs or cause us to choose less expensive and perhaps less effective channels. As we add to or change the mix of our advertising and marketing strategies, we may expand into channels with significantly higher costs than our current programs, which could adversely affect our operating results. We may incur advertising and marketing expenses significantly in advance of the time we anticipate recognizing any revenue generated by such expenses, and we may only at a later date, or never, experience an increase in revenue or brand awareness as a result of such expenditures. Additionally, because we recognize revenue from customers over the terms of their subscriptions, a large portion of our revenue for each quarter reflects deferred revenue from subscriptions entered into during previous quarters, and downturns or upturns in subscription sales or renewals may not be reflected in our operating results until later periods. We have made in the past, and may make in the future, significant investments to test new advertising, and there can be no assurance that any such investments will lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective advertising programs, our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our operating results may suffer.
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
If we are unable to retain our existing customers, our business, financial condition and operating results would be adversely affected.
If our efforts to satisfy our existing customers are not successful, we may not be able to retain them, and as a result, our revenue and ability to grow would be adversely affected. We may not be able to accurately predict future trends in customer renewals. Customers choose not to renew their subscriptions for many reasons, including if customer service issues are not satisfactorily resolved, a desire to reduce discretionary spending, or a perception that they do not use the service sufficiently, that the solution is a poor value, or that competitive services provide a better value or experience. If our retention rate decreases, we may need to increase the rate at which we add new customers in order to maintain and grow our revenue, which may require us to incur significantly higher advertising and marketing expenses than we currently anticipate, or our revenue may decline. A significant decrease in our retention rate would therefore have an adverse effect on our business, financial condition, and operating results.
Our relationships with our partners and distributors may be terminated or may not continue to be beneficial in generating new customers, which could adversely affect our ability to increase our customer base.
We maintain a network of active partners and distributors, which refer customers to us through links on their websites or outbound promotion to their customers. The number of customers that we are able to add through these relationships is dependent on the marketing efforts of our partners and distributors, over which we have little control. If we are unable to maintain our relationships, or renew contracts on favorable terms, with existing partners and distributors or establish new contractual relationships with potential partners and distributors, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us.
If we are unable to expand our base of small and medium business customers, our future growth and operating results could be adversely affected.
We have committed and continue to commit substantial resources to the expansion and increased marketing of our small and medium business solutions. If we are unable to market and sell our solutions to small and medium businesses with competitive pricing and in a cost-effective manner, our ability to grow our revenue and achieve profitability may be harmed.

We believe that it is more difficult and expensive to attract and retain small and medium business customers than individual consumers, because small and medium businesses:

•	may require more expensive, targeted sales campaigns;

•
may have different or much more complex needs than those of individual consumers, such as archiving, version control, enhanced security requirements, and other forms of encryption and authentication, which our solutions may not adequately address; and

•	may cease operations due to the sale or failure of their business.
In addition, small and medium businesses frequently have limited budgets and are more likely to be significantly affected by economic downturns than larger, more established companies. As a result, they may choose to spend funds on items other than our solutions, particularly during difficult economic times. If we are unsuccessful in meeting the needs of potential small and medium business customers, it could adversely affect our future growth and operating results.
If we are unable to sustain market recognition of and loyalty to our brand, or if our reputation were to be harmed, we could lose customers or fail to increase the number of our customers, which could harm our business, financial condition and operating results.
Given our small and medium business and individual consumer market focus, maintaining and enhancing the Carbonite brand is critical to our success. We believe that the importance of brand recognition and loyalty will increase in light of increasing competition in our markets. We plan to continue investing substantial resources to promote our brand, both domestically and internationally, but there is no guarantee that our brand development strategies will enhance the recognition of our brand. Some of our existing and potential competitors have well-established brands with greater recognition than we have. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain customers may be adversely affected. In addition, even if our brand recognition and loyalty increases, this may not result in increased use of our solutions or higher revenue.
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
The majority of our customers purchase our solutions online with credit cards, and our business depends upon our ability to offer credit card payment options. The termination of our ability to process payments on any major credit card would significantly impair our ability to operate our business and significantly increase our administrative costs related to customer payment processing. If we fail to maintain our compliance with the applicable data protection and documentation standards adopted by the major credit card issuers, these issuers could terminate their agreements with us, and we could lose our ability to offer our customers a credit card payment option. If these issuers increase their credit card processing fees because we experience excessive chargebacks or refunds or for other reasons, it could adversely affect our business and operating results.
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
In addition, while we operate and maintain elements of our websites and network infrastructure, some elements of this complex system are operated by third parties that we do not control and that would require significant time to replace. We expect this dependence on third parties to increase. In particular, we utilize Amazon Web Services and Google Cloud Storage to provide computing and storage capacity pursuant to agreements that continue until terminated upon written notice by either party. All of these third-party systems are located in data center facilities operated by third parties. Our data center leases expire at various times in 2017 and 2021 with rights of extension. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer that portion of our computing and storage capacity to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.
    We also rely upon third party colocation providers to host our main servers. If these providers are unable to handle current or higher volumes of use, experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch data center facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service.
Interruptions in our own systems, the third-party systems and facilities on which we rely, or the use of our data center facilities, whether due to system failures, computer viruses, physical or electronic break-ins, damage or interruption from human error, power losses, natural disasters or terrorist attacks, hardware failures, systems failures, telecommunications failures or other factors, could affect the security or availability of our websites and infrastructure, prevent us from being able to continuously back up our customers’ data or our customers from accessing their stored data, and may damage our customers’ stored files. Any financial difficulties, such as bankruptcy, faced by our third-party data center operators, our third-party colocation providers or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Moreover, if our third-party data center providers or our third-party colocation providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Interruptions in our services might reduce our revenue, cause us to issue credits or refunds to customers, subject us to potential liability, or harm our renewal rates.
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
Our proprietary systems provide redundancy at the disk level, and geospatially for vault based storage, to protect copies of stored customer files. We rely on the fact that our customers maintain the primary instance of their files. We only offer higher redundancy backup sites for our vault based solutions. As such, a total failure of our systems, or the failure of any of our systems, could result in the loss of or a temporary inability to back up our customers’ data and result in our customers being unable to access their stored files. If one of our data centers fails at the same time that our customers’ computers fail, we would be unable to provide stored copies of their data. If this were to occur, our reputation could be compromised and we could be subject to liability to the customers that were affected.
Our ability to provide services to our customers depends on our customers’ continued high-speed access to the internet and the continued reliability of the internet infrastructure.
Our business depends on our customers’ continued high-speed access to the internet, as well as the continued maintenance and development of the internet infrastructure. The future delivery of our solutions will depend on third-party internet service providers to expand high-speed internet access, to maintain a reliable network with the necessary speed, data capacity and security, and to develop complementary solutions and services, including high-speed modems, for providing reliable and timely internet access and services. All of these factors are out of our control. To the extent that the internet continues to experience an increased number of users, frequency of use, or bandwidth requirements, the internet may become congested and be unable to support the demands placed on it, and its performance or reliability may decline. Any internet outages or delays could adversely affect our ability to provide services to our customers.
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
Many states have enacted laws requiring companies to notify consumers of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and could cause the loss of customers. Similarly, if a well-publicized breach of data security at any other cloud backup service provider or other major consumer website were to occur, there could be a general public loss of confidence in the use of the internet for cloud backup services or commercial transactions generally. Any of these events could have material adverse effects on our business, financial condition, and operating results.
We are subject to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.
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
Our solutions are used by customers in the health care industry and we must comply with numerous federal and state laws related to patient privacy in connection with providing our solutions to these customers. In particular, the Health Insurance

Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH, include privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards. Because our solutions may backup individually identifiable health information for our customers, our customers are mandated by HIPAA to enter into written agreements with us known as business associate agreements that require us to safeguard individually identifiable health information. Business associate agreements typically include:

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
Our solutions operate in a wide variety of environments, systems, applications and configurations, which could result in errors or solution failures.
Because we offer solutions that solve a complex business need, undetected errors, failures, or bugs may occur, especially when solutions are first introduced or when new versions are released. Our solutions are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our solutions or may expose undetected errors, failures, or bugs in our solutions. Our customers’ computing environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. In addition, despite testing by us and others, errors, failures, or bugs may not be found in new solutions or releases until after distribution. In the past, we have discovered software errors, failures, and bugs in certain of our solution offerings after their introduction and, in some cases, have experienced delayed or lost revenues as a result of these errors.
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
Our quarterly and annual operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly or annual operating results or guidance fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. The following factors, among others, could cause fluctuations in our quarterly or annual operating results or guidance:

•	our ability to attract new customers and retain existing customers;

•	our ability to accurately forecast revenue and appropriately plan our expenses;

•	our ability to introduce new solutions;

•	the actions of our competitors, including pricing changes or the introduction of new solutions;

•	our ability to effectively manage our growth;

•	the mix of annual and multi-year subscriptions at any given time;

•	seasonal variations or other cyclicality in the demand for our solutions, including the purchasing and budgeting cycles of our small and medium business customers;

•	the timing and cost of advertising and marketing efforts;

•	the timing and cost of developing or acquiring technologies, services, or businesses;

•	the timing, operating cost, and capital expenditures related to the operation, maintenance, and expansion of our business;

•	service outages or security breaches and any related impact on our reputation;

•	our ability to successfully manage any future acquisitions of businesses, solutions, or technologies;

•	the impact of worldwide economic, industry, and market conditions and those conditions specific to internet usage and online businesses;

•	costs associated with defending intellectual property infringement and other claims; and

•	changes in government regulation affecting our business.
We believe that our quarterly and annual operating results may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one period as an indication of future performance.
If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business, and our investors views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. As part of our process of documenting and testing our internal control over financial reporting, we may identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors' perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our solutions to new and existing customers.

We do not expect that disclosure controls or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially and adversely impact our operating results, our ability to operate our business, and our investors’ views of us.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, valuation of inventory and accounting for income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

Changes in financial accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported results of operations.

Growth may place significant demands on our management and our infrastructure.

We have experienced substantial growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope, and complexity, we will need to improve and upgrade our systems and infrastructure to attract, service and retain an increasing number of customers. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our customers, develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, and recruit, train, and retain highly skilled personnel. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, financial condition, and operating results could be harmed.
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
We intend to continue to acquire businesses which we believe will help achieve our business objectives. As a result, our operating costs will likely continue to grow. The integration of an acquired company may cost more than we anticipate, and it is possible that we will incur significant additional unforeseen costs in connection with such integration, which may negatively impact our earnings.
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
We may be unsuccessful in managing or expanding our operations, which could adversely affect our business and operating results.
We have office locations throughout the United States and in various international locations, including Germany, the Netherlands, Canada and Switzerland. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, our business may be adversely affected. As we expand our business, we add complexity to our organization and must expand and adapt our operational infrastructure and effectively coordinate throughout our organization. As a result, we have incurred and expect to continue to incur additional expense related to our continued growth. Failure to manage any future growth effectively could result in increased costs, negatively impact our customers’ satisfaction with our solutions, and harm our operating results.
The loss of one or more of our key personnel, or our failure to attract, integrate, and retain other highly qualified personnel, could harm our business and growth prospects.
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
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.
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
As of December 31, 2016, we had federal, state, and foreign net operating loss carryforwards, or NOLs, of $105.9 million, $69.7 million, and $4.1 million, respectively, available to offset future taxable income, which expire in various years through 2033 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. Based upon our analysis as of December 31, 2016, there was no ownership change experienced during 2016. If changes in our ownership occur in the future, our ability to use NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results and the market price of our common stock.
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
Our future success and competitive position depend in large part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. Carbonite, the Carbonite Logo, ZAMANDA, MAILSTORE, and EVAULT as well as other marks, are registered trademarks of Carbonite, Inc. in numerous countries throughout the world. The Carbonite trademark is subject to registrations covering over 40 countries. Carbonite also has additional registrations and pending applications for additional marks in the U.S. and other countries. We cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We currently have 33 issued patents and 24 pending patent applications in the U.S. and internationally. We cannot assure you that any patents will issue from any such patent applications, that patents that issue from such applications will give us the protection that we seek, or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. To counter infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time-consuming to litigate. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop others from using the technology at issue on the grounds that our patent(s) do not cover such technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not being issued.
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
We rely on third-party software to develop and provide our solutions, including server software and licenses from third parties to use patented intellectual property.
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

Our failure to raise additional capital or generate the cash flows necessary to expand our operations and invest in our business could reduce our ability to compete successfully and depress the market price of our common stock.
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
We have never declared or paid any cash dividends on our common stock and do not intend to do so for the foreseeable future. Additionally, the Credit Facility contains contractual restrictions on our ability to pay dividends. We currently intend to invest our future earnings, if any, to fund our growth and continuing operations. Therefore, you are not likely to receive any dividends on your shares of common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. Our common stock may not appreciate in value or even maintain the price at which our stockholders have purchased their shares.
We cannot guarantee that we will repurchase our common stock pursuant to our stock repurchase program or that our stock repurchase program will enhance long-term stockholder value. Stock repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

In May 2015, our board of directors authorized a stock repurchase program. Under the program, we are authorized to repurchase shares of our common stock for an aggregate purchase price not to exceed $20 million which expires in May 2018. Although our board of directors has authorized the stock repurchase program, the stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and may be suspended or terminated at any time. Stock may be purchased from time to time, in the open market or through private transactions, subject to market condition, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. In addition, repurchases of our common stock pursuant to our stock repurchase program could affect the market price of our common stock or increase its volatility. For example, the existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

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
Principal Office Locations
Our corporate headquarters and executive offices are located in Boston, Massachusetts, in a 52,588 square-foot facility under a lease expiring on December 31, 2024. We also continued to lease our former corporate headquarters, a 39,775 square-foot facility in Boston, Massachusetts, which expired on December 31, 2016, although we did not occupy the former corporate headquarters during the year ended December 31, 2016.
In addition, we operate a 35,231 square-foot facility in Salt Lake City, Utah under a lease expiring on October 31, 2017, and an 18,026 square-foot facility in Oakville, Ontario, Canada under a lease expiring on December 31, 2018. We also have additional offices throughout the United States and in various international locations. These leases expire between 2017 and 2022.
The main purpose and function of each office location is to support business activities such as information technology, research and development, product support, development and management, sales and general administration. All of our facilities are fully adequate and suitable for the functions that are performed in each location and we have capacity headroom to accommodate infrastructure growth over the near term foreseeable future within our facilities.
Data Centers
Our principal data centers are located in Wakefield, Massachusetts; Phoenix, Arizona; Chandler, Arizona; Bluffdale, Utah and Ashburn, Virginia. We have additional data centers throughout the United States and in various international locations. Our data center leases will expire between 2017 and 2021. We have capacity headroom built into our primary leases to accommodate infrastructure growth within the lease periods should we need to add more space or power to our existing footprint.

ITEM 3.	LEGAL PROCEEDINGS

See Note 12 - Commitments and Contingencies – Litigation to our consolidated financial statements included in this Annual Report for information concerning litigation. From time to time, we have been and may become involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we are not presently involved in any legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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
Market Information
Our common stock is traded on The NASDAQ Global Market under the symbol “CARB.” The following table shows the high and low sale prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated:

	2016		2015
	High	Low	High	Low
First Quarter	$10.01	$6.50	$15.43	$13.62
Second Quarter	$10.62	$7.30	$14.23	$9.90
Third Quarter	$15.48	$9.30	$12.09	$10.78
Fourth Quarter	$19.63	$14.10	$11.35	$8.40
Holders
On February 28, 2017, the closing price as reported on The NASDAQ Global Market, of our common stock was $19.45 per share. As of February 28, 2017, we had approximately 36 holders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street” name accounts through brokers.
Dividends
We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Additionally, the Credit Facility contains contractual restrictions on our ability to pay dividends. Any future determination as to the declaration and payment of dividends, would be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans
Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report.
Recent Sales of Unregistered Securities
There were no unregistered sales of our equity securities during the twelve months ended December 31, 2016.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1, 2016 - October 31, 2016	—	$—	—	$10,178,709
November 1, 2016 - November 30, 2016	—	$—	—	$10,178,709
December 1, 2016 - December 31, 2016	11,762	$17.95	—	$10,178,709
Total	11,762		—

(1)
During the three months ended December 31, 2016, 11,762 shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units. We did not repurchase any shares of our common stock pursuant to our previously-announced program.

(2)
The average price per share for each of the months in the fiscal quarter was calculated by dividing (a) the sum for the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our share repurchase program, described in Note 9—Stockholders' Equity to our condensed consolidated financial statements, by (b) the sum of the number of shares withheld and the number of shares acquired in our share repurchase program.

(3)	In May 2015, our Board of Directors authorized a $20.0 million share repurchase program, announced on May 14, 2015 and effective from May 15, 2015 through May 15, 2018.

Performance Graph
The following performance graph compares the cumulative total return to holders of our common stock for the period from August 11, 2011, the date our common stock commenced trading on The NASDAQ Global Market, through December 31, 2016, against the cumulative total return of The NASDAQ Composite Index and The NASDAQ-100 Technology Sector Index.
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
12/31/2015
12/31/2016
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
The consolidated statements of operations data for the years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheets data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheets data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Consolidated statements of operations data:
Revenue	$206,986	$136,616	$122,620	$107,194	$84,043
Cost of revenue (1)	60,937	38,784	38,567	34,881	29,060
Gross profit	146,049	97,832	84,053	72,313	54,983
Operating expenses (1):
Research and development	33,298	28,085	24,132	20,919	19,925
General and administrative	41,332	37,265	17,862	14,275	9,928
Sales and marketing	73,347	53,671	49,882	47,349	42,719
Restructuring charges	856	469	762	322	1,345
Total operating expenses	148,833	119,490	92,638	82,865	73,917
Loss from operations	(2,784)	(21,658)	(8,585)	(10,552)	(18,934)
Interest and other income (expense), net	68	145	(398)	2	38
Loss before income taxes	(2,716)	(21,513)	(8,983)	(10,550)	(18,896)
Provision for income taxes	1,383	102	367	55	40
Net loss	(4,099)	(21,615)	(9,350)	(10,605)	(18,936)
Basic and diluted net loss per share attributable to common stockholders	$(0.15)	$(0.80)	$(0.35)	$(0.41)	$(0.74)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,028,636	27,187,910	26,816,879	26,166,554	25,503,068

(1)    Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenue	$807	$730	$539	$508	$440
Research and development	868	1,171	1,285	955	1,199
General and administrative	6,161	7,226	3,216	2,250	1,579
Sales and marketing	1,064	1,089	1,025	1,064	913

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated balance sheet data:
Cash	$59,152	$63,936	$46,084	$50,392	$40,341
Working (deficit) capital	(28,647)	(28,217)	(23,767)	(11,080)	(11,685)
Total assets	144,759	125,990	131,754	109,161	100,925
Deferred revenue, including current portion	107,591	98,703	91,424	84,000	75,206
Total liabilities	138,925	124,917	117,216	96,340	86,994
Total stockholders’ equity	5,834	1,073	14,538	12,821	13,931

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except percentage data)
Key metrics:
Bookings (1)	$209,284	$144,106	$128,183	$115,988	$98,488
Annual retention rate (2)	86%	84%	83%	84%	84%
Renewal rate (3)	84%	82%	80%	80%	82%
Adjusted free cash flow (4)	$18,176	$14,251	$15,072	$5,974	$(4,065)

(1)
We define bookings as revenue recognized during the period plus the change in total deferred revenue, excluding deferred revenue recorded in connection with acquisitions, net of foreign exchange during the same period.

(2)	We define annual retention rate as the percentage of subscription customers on the last day of the prior year who remain customers on the last day of the current year.

(3)	We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented.

(4)
We calculate adjusted free cash flow by subtracting the cash paid for the purchase of property and equipment and adding the payments related to corporate headquarter relocation, acquisition-related payments, hostile takeover-related payments, CEO transition payments, restructuring-related payments, the cash portion of the lease exit charge and litigation-related payments from net cash provided by operating activities.

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
Bookings and adjusted free cash flow are financial data that are not calculated in accordance with GAAP. The definition and calculations we used for bookings and adjusted free cash flow may also be the same as similarly titled measures used by other companies. The tables below provide reconciliation of bookings and adjusted free cash flow to revenue and cash provided by operating activities, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.
Our management uses bookings as a proxy for cash receipts. Bookings represent the aggregate dollar value of customer subscriptions and software arrangements received by us during a period. We initially record a subscription fee as deferred revenue and then recognize it as revenue ratably, on a daily basis, over the life of the subscription period. Management uses adjusted free cash flow as a measure of our operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to determine capital requirements; to facilitate a comparison of our results with those of other companies; and in communications with our board of directors concerning our financial performance. Management believes that the use of adjusted free cash flow provides consistency and comparability with our past financial performance, facilitates period to period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. We also use adjusted free cash flow as a factor when determining management’s incentive compensation.

Although bookings and adjusted free cash flow are frequently used by investors and securities analysts in their evaluations of companies, bookings and adjusted free cash flow have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results of operations as reported under GAAP. For example:

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Revenue	$206,986	$136,616	$122,620	$107,194	$84,043
Add change in deferred revenue, net of foreign exchange (excluding acquired deferred revenue)	2,298	7,490	5,563	8,794	14,445
Bookings	$209,284	$144,106	$128,183	$115,988	$98,488

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cash provided by operating activities	$13,161	$13,174	$22,678	$14,625	$9,195
Subtract capital expenditures	(6,582)	(9,730)	(14,495)	(9,801)	(13,417)
Free cash flow	6,579	3,444	8,183	4,824	(4,222)
Add payments related to corporate headquarter relocation	—	1,309	3,872	—	—
Add acquisition-related payments	9,989	1,406	2,053	—	—
Add hostile takeover-related payments	—	1,791	100	—	—
Add CEO transition payments	—	29	634	—	—
Add restructuring-related payments	341	—	—	—	—
Add cash portion of lease exit charge	343	887	230	1,150	157
Add litigation-related payments	924	5,385	—	—	—
Adjusted free cash flow	$18,176	$14,251	$15,072	$5,974	$(4,065)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a provider of data protection solutions including cloud, hybrid and on-premise backup and restore, DRaaS and email archiving. Our solutions provide powerful features packaged in a cost-effective, simple, and secure manner and are designed to address the specific needs of SMBs and consumers.

We derive the majority of our revenue from subscription fees with consistently strong retention rates and a scalable infrastructure to support our growth. The remainder of our revenue is derived from software arrangements, which often contain multiple revenue elements, such as software licenses, hardware, professional services and post-contract customer support. Our customers come from the following primary sources: SMBs who buy our solutions directly from our website, our inside sales team, or from our network of sales channel partners, and consumers who sign up for Carbonite backup solutions on our website in response to our direct marketing campaigns.

On January 13, 2016, we completed the acquisition of the North American cloud-based business continuity and disaster recovery assets of EVault, Inc. ("EVault"). We completed the acquisition of the assets used in the European Union operations of EVault on March 31, 2016. We acquired substantially all the assets of EVault for $11.6 million in cash, net of a $2.4 million Transition Services Agreement ("TSA") credit to be used against future services provided under the terms of the TSA we negotiated in connection with the acquisition of EVault. We acquired EVault to offer business continuity and disaster recovery solutions designed for SMBs and small enterprises, including EVault Cloud Backup and Recovery, EVault Backup and Recovery Appliance and EVault Cloud Resiliency Services DRaaS offering. We believe the acquisition aligns with our growth strategies, including focusing on SMBs, continuing our channel expansion efforts and deepening and strengthening our technology portfolio.

We invest in customer acquisition because the market for our solutions is highly competitive. Our sales model is designed to sell large volumes of our solutions to SMBs globally both directly and through our network of sales channel partners which includes distributors, value-added resellers, and managed service providers. We support our sales network with a marketing approach that leverages our established brand to drive market awareness and demand generation among the broad population of SMBs and consumers. Our marketing efforts are designed to attract prospective customers and enroll them as paying customers, either through immediate sales, free trials or communication of the benefits of our solutions and development of ongoing relationships.
Our operating costs continue to grow as we invest in strategic acquisitions, new customer acquisition, and research and development to grow SMB market share. We expect to continue to devote substantial resources to integration, global expansion, customer acquisition, and product innovation. In addition, we expect to invest heavily in our operations to support anticipated growth and public company reporting and compliance obligations.
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

•
Adjusted free cash flow. We calculate adjusted free cash flow by subtracting the cash paid for the purchase of property and equipment and adding the payments related to corporate headquarter relocation, acquisition-related payments, hostile takeover-related payments, CEO transition payments, restructuring-related payments, the cash portion of the lease exit charge and litigation-related payments from net cash provided by operating activities. Our management uses adjusted free cash flow to assess our business performance and evaluate the amount of cash generated by our business.

Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue but may result in material monthly and quarterly variances in one or more of the key business metrics described above.
Performance Highlights
The following table presents our performance highlights for the periods presented:

	Years Ended December 31,
	2016	2015	2014
Key metrics:	(in thousands, except percentage data)
Bookings	$209,284	$144,106	$128,183
Annual retention rate	86%	84%	83%
Renewal rate	84%	82%	80%
Adjusted free cash flow	$18,176	$14,251	$15,072

The following table presents our bookings by line of business for the periods presented:

	Years Ended December 31,			2016 versus 2015	2015 versus 2014
	2016	2015	2014	%	%
	(in thousands)
Consumer	$84,921	$89,635	$87,958	(5)%	2%
SMB	124,363	54,471	40,225	128%	35%
Total bookings	$209,284	$144,106	$128,183	45%	12%

Our total bookings increased in the periods presented, primarily due to our acquisition of EVault, and increased sales of our higher priced SMB solutions, both partially offset by a decline in the year over year growth rate in consumer bookings. Bookings for our SMB solutions represented 59% of total bookings for the year ended December 31, 2016, up from 38% in the year ended December 31, 2015 and 31% in the year ended December 31, 2014. We expect these trends to continue and therefore expect bookings for our small and medium business solutions to continue to represent an increasing percentage of total bookings.
Adjusted free cash flow for the year ended December 31, 2016 increased by $3.9 million compared to the year ended December 31, 2015, primarily due to a $3.1 million decrease in purchases of property plant and equipment. Adjusted free cash flow for the year ended December 31, 2015 decreased by $0.8 million compared to the year ended December 31, 2014, primarily due to an increase in accounts receivable resulting from an increase in sales activity with our network of channel sales partners, some of whom have established credit terms with us and do not purchase our solutions online with credit cards.
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

Cost of revenue
Cost of revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, depreciation of equipment, amortization of developed technology, rent, utilities and broadband, equipment maintenance, hosting fees, software license fees, and allocated overhead. The expenses related to hosting our services and supporting our customers are related to the number of customers and the complexity of our services and hosting infrastructure. Our cost of storage has decreased over time due to decreases in storage prices and greater efficiency in our data center operations. We have also experienced a downward trend in the cost of storage equipment and broadband service, which we expect will continue in the future. Over the long term, we expect these expenses to increase in absolute dollars, but decrease as a percentage of revenue due to improved efficiencies in supporting customers.
Gross profit and gross margin
Historically, our gross margins have expanded due to the introduction of higher priced solutions targeting both SMBs and consumers, a downward trend in the cost of storage equipment and services, and efficiencies of our customer support personnel in supporting our customers. We expect these trends to continue over the long term.
Operating expenses
Research and development. Research and development expenses consist primarily of wages and benefits for development personnel, third-party outsourcing costs, hosting fees, consulting fees, rent, and depreciation. We focus our research and development efforts on enhancements and ease of use of our solutions. These efforts result in updated versions and new suites of our SMB and consumer solutions, while not changing the underlying technology. The majority of our research and development employees are located in Canada and at our corporate headquarters in the U.S. We expect that research and development expenses will increase in absolute dollars on an annual basis as we continue to enhance and expand our services.

General and administrative. General and administrative expenses consist primarily of wages and benefits for management, finance, accounting, human resources, legal and other administrative personnel, legal and accounting fees, insurance, and other corporate expenses. We expect that general and administrative expenses will increase in absolute dollars on an annual basis so that we can support the anticipated growth of our business. We expect to add personnel and enhance our internal information systems and incur costs related to operating as a public company.
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

Revenue recognition
We derive revenue from Software-as-a-Service ("SaaS") arrangements and multiple element arrangements. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectability is probable. Our revenue recognition policies for these revenue streams are discussed below.

We derive the majority of our revenue from data protection solutions sold as subscriptions. These services are standalone independent service solutions, which are generally contracted for a one- to three-year term. Subscription arrangements include access to use our services via the internet. We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605-10, Overall Revenue Recognition. Subscription revenue is recognized ratably on a daily basis upon activation of service over the subscription period, when persuasive evidence of an arrangement with a customer exists, the subscription period has been activated, the price is fixed or determinable, and collection is reasonably assured. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying condensed consolidated balance sheets.

We enter into multiple element arrangements, which may include a combination of our software and non-software related products and services, including subscription services, software licenses, hardware, professional services and post-contract customer support ("PCS"). In such arrangements, we follow the multiple element guidance in accordance with ASC 605-25, Revenue Recognition - Multiple-Element Arrangements. We allocate revenue to each element based on the relative selling price method to the overall arrangement consideration. The selling price for a deliverable is based on vendor-specific objective evidence ("VSOE"), if available, Third Party Evidence ("TPE"), if VSOE is not available, or Best Estimate of Selling Price ("BESP"), if neither VSOE nor TPE are available. Typically, we use BESP for these arrangements.

For our software arrangements, which often contain multiple revenue elements, such as software licenses, professional services and post-contract customer support ("PCS"), we recognize and defer revenue using the residual method in accordance with ASC 985-605, Software. Revenue is allocated to each element, excluding the software license, based on VSOE. VSOE is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. We do not have VSOE for our software licenses since they are seldom sold separately. Accordingly, revenue is allocated to the software license using the residual value method. Under the residual value method, revenue equal to VSOE of each undelivered element is initially deferred and any remaining arrangement fee is then allocated to the software license.

Hardware revenues are generally recognized upon delivery or upon installation, if required. Professional services are generally provided on a time and materials basis and revenue from professional services, including installation services, is recognized as services are performed, or upon installation if required.

We exclude any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction (i.e., sales, use and value added) from its revenue and costs. Reimbursement received for shipping costs is recorded as revenue.

Deferred product costs represent deferred cost of revenue for product shipments to customers prior to satisfaction of our revenue recognition criteria. Such costs are classified as prepaid expense and other current assets if the related deferred revenue is initially classified as current. Deferred product costs are recorded in other assets if the related deferred revenue is initially classified as long-term, and remain a component of noncurrent assets until such costs are recognized in the consolidated statement of operations. In certain cases, these costs are recognized ratably over the customer contract term.

Business Combinations
In accordance with ASC 805, Business Combinations ("ASC 805"), we recognize the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.
We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair value of the assets acquired and the liabilities assumed and represents the expected future economic benefits arising from other assets acquired that are not individually identified and separately recognized. While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
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
Goodwill is not amortized, but rather is tested for impairment annually or more frequently at the reporting unit level if facts and circumstances warrant a review. We have determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment. For purposes of assessing potential impairment, we estimate the fair value of the reporting unit (based on our market capitalization) and compare this amount to the carrying value of the reporting unit (as reflected by our total stockholders’ equity). If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. Our annual goodwill impairment test is performed at November 30 of each year. To date, we have not identified any impairment to goodwill.
Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. We amortize acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. We review our intangible assets with definite lives for impairment when events or changes in circumstances indicate that the related carrying amount of any of these assets may not be recoverable. We have not identified any impairment of our long-lived assets as of December 31, 2016, 2015, and 2014.
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
Stock-based compensation
We recognize stock-based compensation as an expense in the financial statements using the estimated grant-date fair value over the individual award's requisite service period, which equals the vesting periods in all cases but for certain market-based awards. We use the straight-line amortization method for recognizing stock-based compensation expense. We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model and the fair value of stock options and awards with market-based vesting conditions on the date of grant using a Monte Carlo simulation. These models require the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield. The grant date fair value of restricted stock units granted is based on the fair value of the underlying common stock on the date of grant.

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

	Years Ended December 31,
	2016	2015	2014
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	29.4	28.4	31.5
Gross profit	70.6	71.6	68.5
Operating expenses:
Research and development	16.1	20.6	19.7
General and administrative	20.0	27.3	14.5
Sales and marketing	35.4	39.3	40.7
Restructuring charges	0.4	0.3	0.6
Total operating expenses	71.9	87.5	75.5
Loss from operations	(1.3)	(15.9)	(7.0)
Interest and other income (expense), net	—	0.2	(0.3)
Loss before income taxes	(1.3)	(15.7)	(7.3)
Provision for income taxes	0.7	0.1	0.3
Net loss	(2.0)%	(15.8)%	(7.6)%
Comparison of Years Ended December 31, 2016, 2015, and 2014
Revenue

	Years Ended December 31,			2016 versus 2015		2015 versus 2014
	2016	2015	2014	Amount	%	Amount	%
	(in thousands, except percentage data)
Revenue	$206,986	$136,616	$122,620	$70,370	51.5%	$13,996	11.4%
Revenue increased by $70.4 million, or 52%, in 2016 compared to 2015, primarily due to our acquisition of EVault and increased sales of our higher priced SMB solutions. Revenue increased by $14.0 million, or 11%, in 2015 compared to 2014, primarily due to increased sales of higher priced SMB solutions including sales of our MailStore solutions. Revenue from our SMB solutions were approximately $118.4 million in 2016 compared to $46.1 million in 2015 and $31.0 million in 2014.
Cost of revenue, gross profit, and gross margin

	Years Ended December 31,			2016 versus 2015		2015 versus 2014
	2016	2015	2014	Amount	%	Amount	%
	(in thousands, except percentage data)
Cost of revenue	$60,937	$38,784	$38,567	$22,153	57.1%	$217	0.6%
Percent of revenue	29.4%	28.4%	31.5%
Components of cost of revenue:
Personnel-related costs	$23,513	$13,853	$12,614	$9,660	69.7%	$1,239	9.8%
Hosting and depreciation costs	21,758	19,553	21,609	2,205	11.3%	(2,056)	(9.5)%
Software, amortization and other	15,666	5,378	4,344	10,288	191.3%	1,034	23.8%
Total cost of revenue	$60,937	$38,784	$38,567	$22,153	57.1%	$217	0.6%
Gross profit	$146,049	$97,832	$84,053	$48,217	49.3%	$13,779	16.4%
Gross margin	70.6%	71.6%	68.5%

Our gross margin decreased from 71.6% for the year ended December 31, 2015 to 70.6% for the year ended December 31, 2016, primarily due to sales of our EVault solutions, which have a lower gross margin than our other SMB solutions, partially offset by efficiencies realized in our data centers and our customer support organization.
Our gross margin improvement for the year ended December 31, 2015 compared to the year ended December 31, 2014 was driven principally by an increased percentage of our revenues derived from higher margin SMB solutions and efficiencies realized in our data centers.
Cost of revenue increased by $22.2 million in 2016, driven largely by the costs of sales of our EVault offerings. The increase in software, amortization and other costs was driven principally by an increase of $5.1 million in additional software, royalty and consulting largely associated with our EVault service offerings, $2.8 million of hardware costs for customers who purchased an appliance and $1.4 million of additional amortization of intangible assets associated with the EVault acquisition.  Personnel-related costs increased $9.7 million due to additional headcount to deliver our EVault service offerings and support our customers. Hosting and depreciation costs increased $2.2 million primarily due to $1.2 million in increased rent and $0.9 million of increased broadband costs to support our hosting infrastructure.
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

Operating expenses
Research and development

	Years Ended December 31,			2016 versus 2015		2015 versus 2014
	2016	2015	2014	Amount	%	Amount	%
	(in thousands, except percentage data)
Research and development	$33,298	$28,085	$24,132	$5,213	18.6%	$3,953	16.4%
Percent of revenue	16.1%	20.6%	19.7%
Components of research and development:
Personnel-related costs	$25,418	$21,179	$18,556	$4,239	20.0%	$2,623	14.1%
Third-party outsourcing costs	1,230	3,498	3,064	(2,268)	(64.8)%	434	14.2%
Hosting, outside contractors and other	6,650	3,408	2,512	3,242	95.1%	896	35.7%
Total research and development	$33,298	$28,085	$24,132	$5,213	18.6%	$3,953	16.4%
Research and development expenses increased for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily as a result of the increase in research and development personnel associated with the EVault acquisition. In addition, an initiative to decrease dependency on outsourced development contributed to the increase in personnel related costs and the reduction in third party outsourcing costs. The increase in hosting, consulting and other expenses was driven by $1.0 million of additional facility and depreciation costs, $0.9 million of consulting and acquisition and integration related expenses of $0.6 million.
Research and development expenses increased by $4.0 million in 2015, primarily related to an increase of $2.6 million in personnel-related costs, an increase of $0.4 million in third-party outsourcing costs, and an increase of $0.9 million of hosting, independent contractors and other expenses associated with enhancing the functionality and ease of use of our solutions.

General and administrative

	Years Ended December 31,			2016 versus 2015		2015 versus 2014
	2016	2015	2014	Amount	%	Amount	%
	(in thousands, except percentage data)
General and administrative	$41,332	$37,265	$17,862	$4,067	10.9%	$19,403	108.6%
Percent of revenue	20.0%	27.3%	14.5%
Components of general and administrative:
Personnel-related costs	$21,471	$17,687	$10,350	$3,784	21.4%	$7,337	70.9%
Professional fees	11,255	16,451	4,278	(5,196)	(31.6)%	12,173	284.5%
Consulting, taxes and other	8,606	3,127	3,234	5,479	175.2%	(107)	(3.3)%
Total general and administrative	$41,332	$37,265	$17,862	$4,067	10.9%	$19,403	108.6%
General and administrative expenses increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily as a result of an increase in general and administrative personnel associated with the EVault acquisition. For the year ended December 31, 2016, consulting, taxes and other increased by $5.5 million driven principally by $1.5 million in transactional tax expenses and increased costs associated with the EVault acquisition. Professional fees decreased because of a $7.8 million decrease in litigation and hostile takeover defense costs partially offset by an increase of $2.5 million in acquisition related costs.
General and administrative expenses increased by $19.4 million in 2015, primarily related to an increase of $12.2 million in professional fees associated with an increase in litigation-related expenses of $6.4 million, an increase in acquisition-related expenses of $4.8 million primarily resulting from the EVault acquisition, and an increase in hostile takeover-related expenses of $1.2 million. The remaining increase in general and administrative expenses related to an increase of $7.3 million in personnel-related costs associated with additional headcount to support our overall growth. Included in the increase in personnel-related costs is a $4.0 million increase in stock-based compensation expense.

Sales and marketing

	Years Ended December 31,			2016 versus 2015		2015 versus 2014
	2016	2015	2014	Amount	%	Amount	%
	(in thousands, except percentage data)
Sales and marketing	$73,347	$53,671	$49,882	$19,676	36.7%	$3,789	7.6%
Percent of revenue	35.4%	39.3%	40.7%
Components of sales and marketing:
Personnel-related costs	$31,828	$19,498	$13,907	$12,330	63.2%	$5,591	40.2%
Advertising costs	17,833	15,040	17,952	2,793	18.6%	(2,912)	(16.2)%
Costs of credit card transactions and offering free trials	6,508	7,383	6,245	(875)	(11.9)%	1,138	18.2%
Agency fees, consulting and other	17,178	11,750	11,778	5,428	46.2%	(28)	(0.2)%
Total sales and marketing	$73,347	$53,671	$49,882	$19,676	36.7%	$3,789	7.6%
Sales and marketing expenses increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily as a result of the EVault acquisition. Advertising costs increased due to an increase in our overall marketing efforts associated with promoting Carbonite's expanded set of offerings to a broader audience. These cost increases were offset by a reduction in free trial offerings and presale support of $0.9 million. The increase in agency fees, consulting and other was due primarily to $3.1 million of go-to-market and branding strategy costs.
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

Restructuring

	Years Ended December 31,			2016 versus 2015		2015 versus 2014
	2016	2015	2014	Amount	%	Amount	%
	(in thousands, except percentage data)
Restructuring	$856	$469	$762	$387	82.5%	$(293)	(38.5)%
We recorded restructuring charges of $0.9 million during 2016, primarily related to the reorganization and consolidation of certain operations as well as disposal of certain assets in 2016. We recorded restructuring charges of $0.5 million during 2015, primarily related to the completion of our data center optimization program as well as a change in estimate of our lease exit charge for our former Boston, Massachusetts corporate headquarters. We recorded restructuring $0.8 million during 2014 consisting of a $0.4 million lease exit charge related to corporate headquarter relocation and $0.4 million related to our data center optimization program. Refer to Note 13—Restructuring to our consolidated financial statements included in this Annual Report for additional information.
Income Taxes

	Years Ended December 31,			2016 versus 2015		2015 versus 2014
	2016	2015	2014	Amount	%	Amount	%
	(in thousands, except percentage data)
Provision for income taxes	$1,383	$102	$367	$1,281	1,255.9%	$(265)	(72.2)%
We recorded income tax expense of $1.4 million, $0.1 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2016, our tax provision was primarily driven by foreign income taxes, Federal Alternative Minimum Tax ("AMT") and state income taxes. For the year ended December 31, 2015, our tax provision was primarily driven by Federal AMT, state income taxes, and foreign income taxes, partially offset by a release of a reserve for an uncertain tax position due to the close of an audit for one of our foreign subsidiaries.
Liquidity and Capital Resources
As of December 31, 2016, we had cash and cash equivalents of $59.2 million, which consist of cash and money market funds. The money market funds are invested solely in U.S. agency and treasury securities.
Source of funds
We believe, based on our current operating plan, that our existing cash and cash equivalents, cash provided by operations, and borrowings available under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.
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
Our revolving credit facility allows us to borrow up to $25.0 million, including a $5.0 million sub-limit for letters of credit, through May 6, 2018. Our revolving credit facility may be increased by up to an additional $25.0 million if the existing or additional lenders are willing to make such increased commitments and subject to other terms and conditions. Our revolving credit facility shall be available to us at an interest rate of the Wall Street Journal prime rate plus 75 basis points or LIBOR plus 175 basis points, at our option, and is secured by substantially all of our assets and contains customary affirmative and negative covenants, including financial covenants specifying a minimum quick ratio and minimum consolidated free cash flow, in each case subject to customary and other exceptions for a credit facility of this size and type. To date, we were in compliance with these covenants and there was one letter of credit for $0.8 million outstanding under the Credit Facility related to the security deposit for our corporate headquarters. As of December 31, 2016, the availability under the Credit Facility was $24.2 million.
On January 30, 2017, the Company entered into a fourth amendment to the Credit Facility with Silicon Valley Bank (the "Amendment"), which increased the Credit Facility in the amount of $15.0 million to a total credit limit of $40.0 million. The amendment also included certain changes to the definitions and calculations of financial covenants. On January 31, 2017, $39.2 million was drawn from the Credit Facility, and was used to partially fund the Double-Take acquisition.

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

Cash flows
The following table provides a summary and description of our net cash inflows (outflow) for 2016, 2015, and 2014.

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$13,161	$13,174	$22,678
Net cash provided by (used in) investing activities	(16,275)	8,323	(31,126)
Net cash (used in) provided by financing activities	(1,400)	(3,394)	4,239
Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in subscription sales and customer growth, changes in working capital accounts and the timing of prepayments and payments to vendors.
For the year ended December 31, 2016, cash provided by operating activities was $13.2 million. Cash provided by operating activities included adjustments to the $4.1 million net loss of $15.9 million in depreciation and amortization, $8.9 million in stock based compensation expense, $1.8 million in other assets and liabilities and other add-backs of $0.8 million, partially offset by changes in working capital items totaling $10.1 million, due to the timing of payments and customer receipts.
For the year ended December 31, 2015, cash provided by operating activities was $13.2 million, which was primarily driven by a $7.5 million increase in deferred revenue associated with an increase in sales. Net cash inflows from operating activities included other changes in working capital of $3.1 million, due to the timing of payments and customer receipts, increase in other assets and long-term liabilities of $0.7 million and non-cash charges of $23.5 million, including $13.6 million of depreciation and amortization, $10.2 million of stock-based compensation, offset by $0.2 million related to a gain on disposal of equipment and $0.1 million in other non-cash items. These cash inflows were partially offset by our net loss of $21.6 million.
For the year ended December 31, 2014, cash provided by operating activities was $22.7 million, which was primarily driven by a $5.6 million increase in deferred revenue associated with an increase in subscription sales. Net cash inflows from operating activities included other changes in working capital of $2.9 million, due to the timing of payments and customer receipts, increase in other assets and long-term liabilities of $4.5 million and non-cash charges of $19.1 million, including $12.5 million of depreciation and amortization, $6.1 million of stock-based compensation, and $0.5 million in other non-cash items. These cash inflows were partially offset by our net loss of $9.4 million.
Investing activities
For the year ended December 31, 2016, cash used by investing activities was $16.3 million, consisting primarily of $11.6 million in cash that was paid for the EVault acquisition and $6.6 million for purchases of property and equipment. These uses of cash were partially offset by net proceeds from the purchase and sale of marketable securities and derivatives of $1.9 million.
For the year ended December 31, 2015, cash provided by investing activities was $8.3 million, which was primarily driven by net proceeds from maturities of marketable securities and derivatives of $18.4 million, a decrease in restricted cash of $0.7 million, and proceeds from the sales of property and equipment of $0.3 million, offset by the use of cash for capital expenditures of $9.7 million and $1.3 million for 2015 acquisitions.
For the year ended December 31, 2014, cash used in investing activities was $31.1 million, consisting primarily of capital expenditures of $14.5 million related to server equipment and other data center infrastructure as well as payments associated with the new corporate headquarter buildout, an increase in restricted cash of $0.8 million for a security deposit, and the use of $15.8 million, net of cash acquired, in connection with the acquisition of MailStore.
Financing activities
Cash used in financing activities for the year ended December 31, 2016 was $1.4 million, consisting of $5.0 million in cash used to repurchase common stock, offset by $3.6 million in proceeds received from the exercise of stock options.
Cash used in financing activities for the year ended December 31, 2015 was $3.4 million, consisting primarily of $5.7 million of cash used to repurchase common stock, offset by $2.3 million from the proceeds from the exercise of stock options.
Cash provided by financing activities for the year ended December 31, 2014 was $4.2 million from the proceeds from the exercise of stock options.
Off-balance sheet arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements.
Contractual obligations
The following table summarizes our contractual obligations at December 31, 2016 (in thousands):

	Payment Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Office lease obligations	$20,429	$3,941	$5,542	$4,580	$6,366
Data center lease obligations	8,051	3,518	2,859	1,674	—
Hosted software solution obligations	3,063	1,847	955	261	—
Consulting obligations	1,129	1,129	—	—	—
Other purchase commitments	2,062	2,008	54	—	—
Total	$34,734	$12,443	$9,410	$6,515	$6,366
(1) See Note 11—Income Taxes to the consolidated financial statements included in this Annual Report for information related to our uncertain tax positions. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

(2) Certain amounts in the table above relating to colocation leases for the Company's servers include usage based charges in addition to base rent.

The commitments under our office lease obligations shown above consist primarily of lease payments for our Boston, Massachusetts corporate headquarters, our administrative offices in Salt Lake City Utah, which is a 35,231 square foot facility under a lease expiring on October 31, 2017 and our research and development facility in Oakville, Ontario, Canada, which is an 18,026 square foot facility, under a lease expiring on December 31, 2018. In May 2014, we entered into a lease agreement for our new corporate headquarters in Boston, Massachusetts. The initial term of the lease expires on December 31, 2024, and we have an option to extend the original term of the lease for one successive five-year period. Upon execution of the lease agreement, we were required to post a security deposit of $0.8 million, which we maintain as a letter of credit. Our landlord can draw against this letter of credit in the event of default by us. The facility was made available to us to begin our build-out on June 1, 2014, and as such, we began recording rent expense at that time. In accordance with the lease, we received a tenant improvement allowance. The rent expense is recorded net of the allowance over the term of the lease. The leasehold improvements associated with the initial build-out are being amortized over the initial term of the lease. Any additional leasehold improvements made during the course of occupancy will be amortized over the shorter of the useful life or remaining life of the lease.
Commitments under our data center lease obligations included above consist of Wakefield, Massachusetts; Chandler, Arizona; Phoenix, Arizona; Bluffdale, UT; and Ashburn, Virginia data centers. Additional commitments within this line consist of data center colocation agreements in place with Iron Mountain and Center 7.
Other purchase commitments shown above consist of contractual commitments to various vendors primarily for advertising, marketing, and broadband services.
Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements in the notes to the condensed consolidated financial statements included in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. The most significant market risk we face is foreign currency exchange risk and to a lesser degree, interest rate fluctuation risk.
Foreign Currency Exchange Risk
      We are exposed to foreign currency exchange rate risk inherent in our revenues, expenses, sales commitments, anticipated sales, anticipated purchases, and assets and liabilities denominated in currencies other than the U.S. dollar, primarily the Euro. In addition, we are exposed to foreign currency exchange rate risk, in connection with assets and liabilities of our wholly owned subsidiaries, that are denominated in currencies other than the local and/or functional currency of the entity. These transactions and balances are subject to foreign currency exchange gains and losses when remeasured into local currencies and/or translated into U.S. dollars. Assets and liabilities of our foreign entities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and income and expense items are translated at average rates for the applicable period. Fluctuations in foreign currency exchange rates may cause us to recognize transaction and/or translation gains and losses in our statements of operations, as well as our statements of other comprehensive income (loss).
We routinely enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain intercompany loans denominated in non-functional currencies. These contracts are not designated as cash flow or fair value hedges and have historically been for periods of less than one year. Changes in the fair value of these derivatives, as well as re-measurement gains and losses on the underlying intercompany assets and liabilities, are recognized in our statements of operations within "interest and other income (expense), net". We had outstanding contracts with a total notional value of $37.7 million as of December 31, 2016.
We have performed a sensitivity analysis as of December 31, 2016, using a modeling technique that measures hypothetical gains and losses for a one-year period, from a 10% movement in foreign currency exchange rates relative to the U.S. dollar and applicable functional currencies of our subsidiaries that hold assets and/or liabilities in non-functional currencies. The analysis covers all of our foreign currency balances offset by any forward contracts used to offset the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on December 31, 2016. For purposes of this disclosure, we define gain or loss as the impact to total comprehensive income, inclusive of amounts that would be categorized as income or loss in our statement of operations and other comprehensive income. The sensitivity analysis indicated that a hypothetical 10% net adverse change in foreign currency exchange rates, based upon our market risk as it existed as of December 31, 2016 would result in a loss of $1.2 million. The sensitivity analysis for the year ended December 31, 2015 indicated that a hypothetical 10% adverse change in foreign currency exchange rates, resulted in an immaterial amount of risk. The increase in the market risk as of December 31, 2016 versus December 31, 2015 was due primarily to the acquisition of EVault which resulted in larger amounts of revenues, expenses, sales commitments, anticipated sales, anticipated purchases, and assets and liabilities denominated in currencies other than the U.S. dollar.
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
Interest Rate Fluctuation Risk
We are exposed to market risk related to changes in interest rates. Our cash equivalents consist of cash and money market funds. The money market funds are invested solely in U.S. agency and treasury securities. As of December 31, 2016, the carrying amount of our cash equivalents reasonably approximates fair value and have a constant $1 net asset value ("NAV") with daily liquidity. The primary objective of our investment policy is to preserve principal, while maximizing income and minimizing risk. Accordingly, due to the nature of our cash equivalents, they are relatively insensitive to interest rate changes. We have conducted a rate sensitivity analysis of our interest rate fluctuation, and have determined that the risk of a 10% increase or decrease in interest rates would not have a material effect on the fair market value of our portfolio. In the event we borrow under our revolving credit facility, which bears interest at the Wall Street Journal prime rate plus 75 basis points or LIBOR plus 175 basis points, at our option, we would be exposed to interest rate fluctuation risk. However, as of December 31, 2016, we did not have any outstanding borrowings under our credit facility that are subject to interest charges.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Carbonite, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Carbonite, Inc.

We have audited the accompanying consolidated balance sheets of Carbonite, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carbonite, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carbonite, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 16, 2017

Carbonite, Inc.
Consolidated Balance Sheets

	December 31,
	2016	2015
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$59,152	$63,936
Marketable securities	—	1,000
Trade accounts receivable, less allowances of $1,587 and $139	16,639	3,736
Prepaid expenses and other current assets	7,325	3,188
Restricted cash	135	135
Total current assets	83,251	71,995
Property and equipment, net	23,872	22,083
Other assets	157	167
Acquired intangible assets, net	13,751	8,640
Goodwill	23,728	23,105
Total assets	$144,759	$125,990
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,819	$8,384
Accrued expenses	19,768	11,559
Current portion of deferred revenue	86,311	80,269
Total current liabilities	111,898	100,212
Deferred revenue, net of current portion	21,280	18,434
Other long-term liabilities	5,747	6,271
Total liabilities	138,925	124,917
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at December 31, 2016 and 2015; 28,545,089 shares issued and 27,394,024 shares outstanding at December 31, 2016; 27,756,799 shares issued and 27,216,779 shares outstanding at December 31, 2015	285	278
Additional paid-in capital	177,931	165,391
Accumulated deficit	(165,042)	(160,943)
Treasury stock, at cost (1,151,065 and 540,020 shares as of December 31, 2016 and 2015, respectively)	(10,657)	(5,693)
Accumulated other comprehensive income	3,317	2,040
Total stockholders’ equity	5,834	1,073
Total liabilities and stockholders’ equity	$144,759	$125,990
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except share and per share data)
Revenue	$206,986	$136,616	$122,620
Cost of revenue	60,937	38,784	38,567
Gross profit	146,049	97,832	84,053
Operating expenses:
Research and development	33,298	28,085	24,132
General and administrative	41,332	37,265	17,862
Sales and marketing	73,347	53,671	49,882
Restructuring charges	856	469	762
Total operating expenses	148,833	119,490	92,638
Loss from operations	(2,784)	(21,658)	(8,585)
Interest and other income (expense), net	68	145	(398)
Loss before income taxes	(2,716)	(21,513)	(8,983)
Provision for income taxes	1,383	102	367
Net loss	$(4,099)	$(21,615)	$(9,350)
Basic and diluted net loss per share attributable to common stockholders	$(0.15)	$(0.80)	$(0.35)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,028,636	27,187,910	26,816,879
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net loss	$(4,099)	$(21,615)	$(9,350)
Other comprehensive income:
Net unrealized gain (loss) on marketable securities	—	7	(1)
Foreign currency translation adjustments	1,277	1,337	698
Total other comprehensive income (loss)	1,277	1,344	697
Total comprehensive loss	$(2,822)	$(20,271)	$(8,653)
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
in thousands, except share data
Balance at December 31, 2013	26,539,975	$265	$142,557	$(129,978)	$(22)	$(1)	$12,821
Issuance of common stock in connection with stock option exercises	667,748	7	4,232				4,239
Stock-based compensation expense			6,065				6,065
Tax benefits relating to share-based payments			66				66
Other comprehensive loss						697	697
Net loss				(9,350)			(9,350)
Balance at December 31, 2014	27,207,723	$272	$152,920	$(139,328)	$(22)	$696	$14,538
Stock options exercised and vesting of restricted stock units	549,076	6	2,232				2,238
Stock-based compensation expense			10,216				10,216
Tax benefits relating to share-based payments			23				23
Acquisition of treasury stock					(5,671)		(5,671)
Other comprehensive income						1,344	1,344
Net loss				(21,615)			(21,615)
Balance at December 31, 2015	27,756,799	$278	$165,391	$(160,943)	$(5,693)	$2,040	$1,073
Stock options exercised and vesting of restricted stock units	788,290	7	3,553				3,560
Stock-based compensation expense			8,983				8,983
Tax benefits relating to share-based payments			4				4
Acquisition of treasury stock					(4,964)		(4,964)
Other comprehensive income						1,277	1,277
Net loss				(4,099)			(4,099)
Balance at December 31, 2016	28,545,089	$285	$177,931	$(165,042)	$(10,657)	$3,317	$5,834
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Operating activities
Net loss	$(4,099)	$(21,615)	$(9,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,869	13,634	12,469
Loss (Gain) on disposal of equipment	748	(192)	—
Accretion of discount on marketable securities	—	(9)	(34)
Stock-based compensation expense	8,900	10,216	6,065
Other non-cash items, net	64	(100)	506
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(13,412)	(1,406)	80
Prepaid expenses and other current assets	(1,547)	1,019	(830)
Other assets	17	2,029	(1)
Accounts payable	(3,345)	2,864	1,952
Accrued expenses	8,183	595	1,715
Other long-term liabilities	(601)	(1,372)	4,496
Deferred revenue	2,384	7,511	5,610
Net cash provided by operating activities	13,161	13,174	22,678
Investing activities
Purchases of property and equipment	(6,582)	(9,730)	(14,495)
Proceeds from sale of property and equipment	13	286	—
Proceeds from maturities of marketable securities and derivatives	3,395	19,149	16,499
Purchases of marketable securities and derivatives	(1,476)	(750)	(16,499)
Decrease (increase) in restricted cash	—	693	(828)
Payment for acquisitions, net of cash acquired	(11,625)	(1,325)	(15,803)
Net cash (used in) provided by investing activities	(16,275)	8,323	(31,126)
Financing activities
Proceeds from exercise of stock options	3,560	2,254	4,239
Excess tax benefit from equity awards	4	23	—
Repurchase of common stock	(4,964)	(5,671)	—
Net cash (used in) provided by financing activities	(1,400)	(3,394)	4,239
Effect of currency exchange rate changes on cash	(270)	(251)	(99)
Net (decrease) increase in cash and cash equivalents	(4,784)	17,852	(4,308)
Cash and cash equivalents, beginning of period	63,936	46,084	50,392
Cash and cash equivalents, end of period	$59,152	$63,936	$46,084
Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,160	$1,760	$—
Supplemental disclosure of non-cash investing activities
Capitalization of stock-based compensation	$83	$—	$—
Acquisition of property and equipment included in accounts payable and accrued expenses	$894	$(1,805)	$853

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
1. Nature of Business

The Company was incorporated in the State of Delaware on February 10, 2005 and is a provider of cloud backup and restore solutions. The Company’s solutions provide powerful features packaged in a cost-effective, simple and secure manner and are designed to address the specific needs of small and medium-sized businesses and consumers.

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
During 2016, the Company recorded an adjustment for payments owed to foreign tax authorities inclusive of any interest and penalties that were not accrued for in prior fiscal years. This adjustment was recorded as an increase to accrued liabilities for approximately $1.2 million with a corresponding expense recorded in general and administrative expenses in the condensed consolidated statements of operations. Of this $1.2 million adjustment, approximately $0.2 million, $0.2 million and $0.8 million related to the years ended December 31, 2015, 2014 and prior, respectively. The Company concluded the effect of these adjustments were not material to its consolidated financial statements for the current period or any of the prior periods.

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
Foreign currency transaction gains and losses are included in interest and other income (expense), net in the consolidated statements of operations, net of losses and gains from any related derivative financial instruments. Transaction losses were $0.8 million, $3.5 million and $1.2 million during the years ended December 31, 2016, 2015, and 2014, respectively.

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
The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. As of December 31, 2016, one customer represented 10% or more of the Company’s accounts receivable balance, compared to no customers as of December 31, 2015. At both December 31, 2016 and December 31, 2015, no customer represented 10% or more of the Company’s revenue for all periods presented.

Revenue Recognition
The Company derives revenue from Software-as-a-Service ("SaaS") arrangements and multiple element arrangements. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectability is probable. The Company's revenue recognition policies for these revenue streams are discussed below.
The Company derives the majority of its revenue from data protection solutions sold as subscriptions. These services are standalone independent service solutions, which are generally contracted for a one- to three-year term. Subscription arrangements include access to use the Company’s services via the internet. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605-10, Overall Revenue Recognition. Subscription revenue is recognized ratably on a daily basis upon activation of service over the subscription period, when persuasive evidence of an arrangement with a customer exists, the subscription period has been activated, the price is fixed or determinable, and collection is reasonably assured. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying condensed consolidated balance sheets.
The Company enters into multiple element arrangements, which may include a combination of software and non-software related products and services, including subscription services, software licenses, hardware, professional services and post-contract customer support ("PCS"). In such arrangements, the Company follows the multiple element guidance in accordance with ASC 605-25, Revenue Recognition - Multiple-Element Arrangements. The Company allocates revenue to each element based on the relative selling price method to the overall arrangement consideration. The selling price for a deliverable is based on vendor-specific objective evidence ("VSOE"), if available, Third Party Evidence ("TPE"), if VSOE is not available, or Best Estimate of Selling Price ("BESP"), if neither VSOE nor TPE are available. Typically, the Company uses BESP for these arrangements.
For its software arrangements, which often contain multiple revenue elements, such as software licenses, professional services and PCS, the Company recognizes and defers revenue using the residual method in accordance with ASC 985-605, Software. Revenue is allocated to each element, excluding the software license, based on VSOE. VSOE is limited to the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management having the relevant authority. The Company does not have VSOE for its software licenses since they are seldom sold separately. Accordingly, revenue is allocated to the software license using the residual value method. Under the residual value method, revenue equal to VSOE of each undelivered element is initially deferred and any remaining arrangement fee is then allocated to the software license.
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
Marketable securities consist of time deposits and U.S. treasury securities with initial maturities of more than 90 days. Short-term investments in marketable securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses (excluding other-than-temporary impairments) reported as a separate component of accumulated other comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary are included in income based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2016, the Company did not have any marketable securities. At December 31, 2015, the Company's marketable securities had remaining maturities within one year and had a total cost basis of $1.0 million.
The Company reviews its investments for other-than-temporary impairment whenever evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. There were no other-than-temporary impairments during the years ended December 31, 2016, 2015, and 2014.

Property and Equipment
Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Classification	Estimated Useful Life
Computer equipment	2 - 4 years
Appliances	3 years
Purchased software	3 years
Internal-use software	2 - 4 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life or remaining life of lease

Impairment of Long-Lived Assets
The Company reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the recoverability of these assets is considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their estimated fair value. During the fourth quarter of 2016, the Company identified an impairment related to an internal-use software project. A shift in strategy resulted in costs associated with aspects of the project which had been capitalized to become impaired. As of December 31, 2016 the Company recognized an immaterial impairment loss related to internal-use software which was recorded to interest and other income (expense), net on the consolidated statement of operations. The Company did not identify any impairment of its long-lived assets as of December 31, 2015 or 2014.

Business Combinations
In accordance with ASC 805, Business Combinations ("ASC 805"), the Company recognizes tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.
The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair value of the assets acquired and the liabilities assumed and represents the expected future economic benefits arising from other assets acquired that are not individually identified and separately recognized. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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
Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. The Company reviews its intangible assets with definite lives for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. To date, the Company has not identified any impairment of our intangible assets.

Internal-use Software and Website Development
The Company accounts for its software and website development costs in accordance with the guidance in ASC 350-40, Internal-Use Software and ASC 350-50, Website Development Costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use, at which point such costs are amortized over the estimated useful life of the software. As of December 31, 2016 and December 31, 2015, the Company had capitalized $2.4 million and $1.8 million of costs associated with internal-use software, respectively. For the years ended December 31, 2016, 2015, and 2014, the Company recorded $0.4 million, $0.3 million, and $0.1 million of amortization expense related to capitalized internal-use software, respectively.

Advertising Expenses
The Company expenses advertising costs as incurred. During the years ended December 31, 2016, 2015, and 2014, the Company incurred approximately $17.8 million, $15.0 million, and $18.0 million of advertising expense, respectively, which is included in sales and marketing expense in the accompanying statements of operations.

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
The following is a rollforward of the Company's accounts receivable reserve and allowance (in thousands):

	Balance Beginning of Period	Charged to Statement of Operations	Deductions (1)	Balance End of Period
Year ended December 31, 2016	$139	$1,462	$(14)	$1,587
Year ended December 31, 2015	$156	$(17)	—	$139
Year ended December 31, 2014	$93	$64	$(1)	$156
(1) Deductions include actual accounts written-off, net of recoveries and credits issued

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

Stock-Based Compensation
The Company recognizes stock-based compensation as an expense in the financial statements using the estimated grant-date fair value over the individual award's requisite service period, which equals the vesting periods in all cases but for certain market-based awards. The Company uses the straight-line amortization method for recognizing stock-based compensation expense. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model and the fair value of stock options and awards with market-based vesting conditions on the date of grant using a Monte Carlo simulation. These models require the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield. The grant date fair value of restricted stock units granted is based on the fair value of the underlying common stock on the date of grant.

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

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contacts with Customers (“ASU 2014-09”), updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued an amendment to the standard, ASU 2016-8, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued an additional amendment to the standard, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the guidance on identifying performance obligations and the implementation guidance on licensing. The collective guidance will be effective for the Company on January 1, 2018, with early adoption permitted, but not earlier than January 1, 2017. The guidance may be applied retrospectively to each prior period presented (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial adoption (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018. In the first quarter of 2017 the Company completed an acquisition, discussed in Note 16 - Subsequent Events. The Company is in the process of analyzing the impact of this acquisition on adoption and as a result has not yet selected a transition method. While the Company continues to assess the potential impact of these standards on its consolidated financial statements and disclosures, the Company has begun identifying necessary changes to its systems, processes, and internal controls. The Company continues to refine its implementation timeline which is expected to last the duration of 2017.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The standard requires that the Company evaluates, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. The Company adopted ASU 2014-15 as of December 31, 2016. The adoption of this standard did not result in additional disclosure, as the Company determined that there are no conditions or events which raise doubt about the Company's ability to continue as a going concern for the period ending one year from the date of issuance of its December 31, 2016 financial statements. Accordingly, there was no impact on the Company's consolidated financial statements as a result of adoption.
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
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recognition of credit losses for financial instruments held by financial institutions and other organizations. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect of the standard on its consolidated financial statements.
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
On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the effect of the standard on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this ASU clarify the requirements for a set of activities to be considered a business and narrows the definition of an output. ASU 2017-01 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2017-01 using a prospective approach. The Company is currently evaluating the effect of the standard on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect of the standard on its consolidated financial statements.
3. Net Loss Per Share
Basic loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the sum of the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method. For the periods in which the Company incurred a net loss, the effect of the Company's outstanding common stock equivalents were not included in the calculation of diluted loss per share as they were anti-dilutive. Accordingly, basis and diluted net loss per share for those periods were identical.
The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except share and per share data)
Numerator:
Net loss	$(4,099)	$(21,615)	$(9,350)
Denominator:
Weighted average common shares outstanding, basic	27,029	27,188	26,817
Effect of potential dilutive common shares	—	—	—
Weighted average shares outstanding, diluted	27,029	27,188	26,817
Basic and diluted net loss per share	$(0.15)	$(0.80)	$(0.35)

The following options to purchase common shares and restricted stock units have been excluded from the computation of diluted net loss per share because they had an anti-dilutive impact (in thousands):

	Years Ended December 31,
	2016	2015	2014
Options to purchase common stock	1,585	3,226	3,330
Restricted stock units	1,853	1,101	850
Total	3,438	4,327	4,180
4. Fair Value of Financial Instruments
Derivative Instruments
Non-designated Foreign Currency Contracts
The Company uses foreign currency forward contracts as part of our strategy to manage exposure related to Euro denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. Accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in the consolidated balance sheets, with changes in the fair value recorded in earnings as interest and other income (expense), net in the consolidated statements of operations. Cash flows from the settlement of these non-designated foreign currency contracts are reported in cash flows from investing activities. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At December 31, 2016 and 2015, we had outstanding contracts with a total notional value of $37.7 million and $36.7 million, respectively.

The following table provides a quantitative summary of the fair value of derivative instruments not designated as hedging instruments as of December 31, 2016 and 2015 (in thousands):

		Fair Value
Description	Balance Sheet Classification	December 31, 2016	December 31, 2015
Derivative Assets:		(in thousands)
Non-Designated Hedging Instruments
Foreign currency contracts	Prepaid expenses and other current assets	$380	$—
Total Derivative Assets		$380	$—

Derivative Liabilities:
Non-Designated Hedging Instruments
Foreign currency contracts	Accrued expenses	$—	$400
Total Derivative Liabilities		$—	$400
The following tables summarize the gains related derivative instruments not designated as hedging instruments for the year ended December 31, 2016, 2015 and 2014 (in thousands):

		Years Ended December 31,
	Location in Statement of Operations	2016	2015	2014
Foreign currency contracts	Interest and other income (expense), net	$1,700	$3,404	$807

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
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$20,728	$—	$—	$20,728	$19,703	$—	$—	$19,703
Marketable securities—U.S. treasury securities and time deposits	—	—	—	—	—	1,000	—	1,000
Foreign currency exchange contracts	—	380	—	380	—	—	—	—
Total	$20,728	$380	$—	$21,108	$19,703	$1,000	$—	$20,703
Liabilities:
Foreign currency exchange contracts	—	—	—	—	—	400	—	400
Total	$—	$—	$—	$—	$—	$400	$—	$400
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

2016 Acquisition
EVault
On January 13, 2016, the Company completed the acquisition of the North American cloud-based business continuity and disaster recovery assets of EVault, Inc. ("EVault") for total cash consideration of $14.0 million, less the fair value of prepaid transactional services of $2.4 million, for a net purchase price of $11.6 million. The Company completed the acquisition of the assets used in the European Union operations of EVault on March 31, 2016. The Company acquired EVault to offer business continuity and disaster recovery solutions designed for SMBs and small enterprises, including EVault Cloud Backup and Recovery, EVault Backup and Recovery Appliance and EVault Cloud Resiliency Services DRaaS offering.

The acquisition of EVault has been accounted for as a business combination and, in accordance with ASC 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates.

In connection with the acquisition of EVault, the Company negotiated a Transition Services Agreement ("TSA") that provides a credit to be used against future services provided under the terms of the agreement. The Company estimated the fair value of the TSA credit to be $2.4 million and accounted for it as a reduction in consideration transferred in the purchase price allocation. The TSA credit was recorded in prepaid expenses and other current assets on the consolidated balance sheet as of the acquisition date. For the year ended December 31, 2016, the Company recognized $2.4 million in costs that were recorded as a reduction in the TSA credit. As of December 31, 2016, there was no remaining balance of the TSA credit on the consolidated balance sheet.

The following tables summarize the purchase price allocation (in thousands):

Fair value of consideration transferred:
Cash	$14,000
Fair value of prepaid TSA	(2,375)
Fair value of total acquisition consideration	$11,625

Fair value of assets acquired and liabilities assumed:
Prepaid expenses	$1,330
Property and equipment	6,776
Intangible assets	9,150
Other long-term assets	564
Goodwill	989
Total assets acquired	18,809
Deferred revenue	(6,830)
Accrued liabilities	(354)
Net assets acquired	$11,625

For the years ended December 31, 2016, 2015, and 2014, acquisition-related expenses were $4.5 million, $5.6 million and $0.4 million respectively. Acquisition-related expenses have been included primarily in general and administrative expenses in the consolidated statements of operations. The operating results of EVault have been included in the consolidated statements of operations beginning on the acquisition date. Through the nine months ended September 30, 2016, the Company’s condensed consolidated statements of operations included $47.0 million of revenue as a result of the EVault acquisition. During the fourth quarter, the Company determined that disclosing the amount of EVault related revenue and expenses included in the condensed consolidated statements of operations became impracticable as certain operations were integrated into the operations of the Company. Furthermore, the Company operates as a one reportable segment and does not consider EVault a separate reporting segment.

The significant intangible assets identified in the purchase price allocation discussed above include developed technology, trade names and customer relationships, which are amortized over their respective useful lives on a straight-line basis. The preliminary allocations of the purchase price are subject to revisions as additional information is obtained about the facts and circumstances that existed at the time of acquisition. Developed technology consists of products that have reached technological feasibility and trade names represent acquired company and product names. To value the developed technology asset, the Company utilized the income approach, specifically a discounted cash-flow method known as the multi-period excess earnings method. The trade name intangible was valued using a relief from royalty method, which considers both the market approach and the income approach. Customer relationships represent the underlying relationships with certain customers to provide ongoing services for products sold. The Company utilized the replacement cost/lost profits methodology to derive the fair value of the customer relationships.

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

Pro Forma Financial Information (unaudited)
The following unaudited pro forma information presents the condensed combined results of operations of the Company and EVault for the twelve months ended December 31, 2015 as if the acquisition of EVault had been completed on January 1, 2015. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustments (step-downs) for property, plant and equipment and deferred revenue, reversal of revenues and costs directly attributable to assets and products not acquired, and adjustments relating to the tax effect of combining the Company and EVault businesses.
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

Year Ended December 31,
2015
Revenue	$220,403
Net loss	$(102,376)

Basic and diluted net loss per share	$(3.77)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,187,910
The pro forma financial information shown above includes a nonrecurring adjustment of $3.3 million, to eliminate transaction costs directly attributable to the acquisition incurred by the Company for the year ended December 31, 2015, in arriving at the pro forma net loss shown above.

2015 Acquisitions
SMS Backup
On October 23, 2015, the Company acquired all intellectual property rights in connection with the SMS Backup & Restore and Call Log Backup & Restore applications ("SMS Backup") for total consideration of approximately $0.3 million. The company acquired SMS Backup to strengthen its product line and overall technology portfolio. The results of operations for the acquisition have been included in the Company's operations since the date of acquisition and were not material for the periods presented.
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

Rebit, Inc.
On August 11, 2015, the Company acquired certain assets of Rebit, Inc. ("Rebit") for total consideration of approximately $1.3 million, which included an initial cash payment of $1.0 million and an estimated fair value of $0.3 million for additional consideration which was paid one year from the date of acquisition. The Company employs six of Rebit’s former employees at its current location in Longmont, Colorado. The company acquired Rebit to strengthen its product line and overall technology portfolio.

The results of operations for the acquisition have been included in the Company's operations since the date of acquisition and were not material for the periods presented.

The acquisition of Rebit has been accounted for as a business combination and, in accordance with ASC 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. As a result of the acquisition of Rebit, the Company recorded goodwill in the amount of $0.6 million and identifiable intangible assets of $0.7 million. The goodwill is fully deductible for tax purposes. As of the acquisition date, developed technology and customer relationships had weighted-average useful lives of 6.0 years and 4.0 years, respectively. These identifiable intangible assets are amortized over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

2014 Acquisition
MailStore Software GmbH

On December 19, 2014, the Company completed the acquisition of all of the outstanding capital stock of MailStore Software GmbH (MailStore), $15.8 million in cash, net of cash acquired. The Company believes that this transaction advances the Company's plan for global expansion and enhances the Company's portfolio of continuity solutions for SMBs, adding email archiving and indexing solutions. The Company has maintained the employees of MailStore.
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
The acquisition of MailStore has been accounted for as a business combination and, in accordance with ASC 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date as follows (in thousands):

Fair value of assets acquired and liabilities assumed:
Cash acquired	$2,005
Accounts receivable	633
Prepaid and other	1,050
Deferred tax asset	588
Intangible assets	7,443
Goodwill	12,502
Total assets acquired	24,221
Deferred revenue	(1,861)
Other liabilities assumed	(2,200)
Deferred tax liability	(2,352)
Net assets acquired	$17,808
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
6. Goodwill and Acquired Intangible Assets
As of December 31, 2016 and 2015, the carrying amount of goodwill is $23.7 million and $23.1 million, respectively. The following is a rollforward of our goodwill balance (in thousands):

	December 31,
	2016	2015
Balance at beginning of fiscal period	$23,105	$23,728
Goodwill acquired	989	606
Effect of foreign exchange rates	(366)	(1,229)
Balance at end of fiscal period	$23,728	$23,105
Purchased intangible assets consist of the following (in thousands):

		December 31, 2016			December 31, 2015
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	5.4	$13,627	$5,016	$8,611	$8,167	$2,463	$5,704
Customer relationships	6.5	6,056	2,170	3,886	3,627	1,216	2,411
Tradenames	7.0	1,710	456	1,254	726	213	513
Non-compete agreements	3.8	380	380	—	380	368	12
Total	5.7	$21,773	$8,022	$13,751	$12,900	$4,260	$8,640
The Company recorded amortization expense of $3.9 million, $2.0 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of tradenames and non-compete agreements is recorded within general and administrative expenses on the Company's consolidated statements of operations.
Future estimated amortization expense of acquired intangibles is as follows (in thousands):

2017	$3,620
2018	3,568
2019	3,510
2020	1,930
2021	810
Thereafter	313
Total	$13,751
7. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2016	2015
Computer equipment	$61,518	$53,094
Software	3,009	2,243
Furniture and fixtures	2,192	1,834
Leasehold improvements	9,907	8,879
Internal-use software	2,403	1,789
Appliances	349	279
Total property and equipment	79,378	68,118
Less accumulated depreciation and amortization	(55,506)	(46,035)
Property and equipment, net	$23,872	$22,083

Depreciation and amortization expense was $12.0 million, $11.6 million, and $11.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Accrued marketing	$896	$1,727
Accrued compensation	9,919	3,130
Accrued cost of revenue	606	—
Accrued tax liabilities	2,267	435
Accrued consulting and professional fees	2,342	3,263
Accrued facilities	1,033	819
Derivative liability	—	400
Accrued other expenses	2,705	1,785
Total accrued expenses	$19,768	$11,559

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
For the year ended December 31, 2016, the Company repurchased 574,118 shares of its common stock at an average price of $7.81 per share for a total cost of approximately $4.5 million. For the year ended December 31, 2015, the Company repurchased 502,310 shares of its common stock at an average price of $10.63 per share for a total cost of approximately $5.3 million. At December 31, 2016, approximately $10.2 million remained available under the Company's share repurchase program.
10. Stock-based Awards
The Company’s 2005 Stock Incentive Plan (the "2005 Plan") provided for granting of incentive stock options, non-qualified options, restricted stock, or other awards to the Company’s employees, officers, directors, and outside consultants up to an aggregate of 3,601,551 shares of the Company’s common stock. In conjunction with the effectiveness of the 2011 Equity Award Plan (the "2011 Plan"), the Company’s Board of Directors voted that no further stock options or other equity-based awards would be granted under the 2005 Plan.
The 2011 Plan provides for the issuance of stock options, restricted stock, restricted stock units, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the 2011 Plan, the Company reserved 1,662,000 shares of common stock for issuance thereunder. On January 1st of each year, beginning on January 1, 2012, the number of shares reserved under the 2011 Plan increased or will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s Board of Directors. As of December 31, 2016, 1,763,349 shares of common stock were available for future grant under the 2011 Plan.
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

Stock Options
The Company generally estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. This model requires the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield. The assumptions used to estimate the fair value of the stock options granted for the years ended December 31, 2016, 2015, and 2014 were as follows:

	Years Ended December 31,
	2016	2015	2014
Weighted-average exercise price	$8.95	$12.97	$10.45
Weighted-average grant-date fair value	$4.03	$6.33	$5.33
Black-Scholes Assumptions
Risk-free interest rate	1.93%	1.54% to 1.85%	1.88% to 2.10%
Expected dividend yield	—	—	—
Expected volatility	44%	48% to 51%	51% to 53%
Expected term (in years)	6.1	5.5 to 6.1	5.8 to 6.1
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

Expected Term
The Company has limited public historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. As a result, for stock option grants made during the years ended December 31, 2016, 2015, and 2014 the expected term was estimated using the “simplified method.” The simplified method is based on the average of the vesting tranches and the contractual life of each grant.

Forfeitures
The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

The following table summarizes stock option activity under stock incentive plans for the twelve months ended December 31, 2016:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (2)
Outstanding at December 31, 2015	2,975,673	$11.06	6.71	$724
Granted	1,500	8.95
Exercised	(372,944)	9.54
Cancelled	(1,269,352)	11.23
Outstanding at December 31, 2016	1,334,877	$11.32	6.85	$6,787
Exercisable as of December 31, 2016	943,354	$11.00	6.44	$5,094
Vested and expected to vest as of December 31, 2016 (1)	1,265,487	$11.27	6.78	$6,488

(1)
Represents the number of vested stock options as of December 31, 2016, plus the number of unvested stock options expected to vest as of December 31, 2016, based on the unvested stock options outstanding at December 31, 2016, adjusted for estimated forfeitures.

(2)
The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying stock options and the fair market value of the Company’s common stock on December 31, 2015 and December 31, 2016.

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was approximately $1.8 million, $1.0 million, and $3.2 million, respectively.
As of December 31, 2016, 2015, and 2014, there was approximately $1.7 million, $4.5 million, and $6.2 million, respectively, of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested stock options that is expected to be recognized over a weighted-average period of 1.72, 2.18, and 2.45 years, respectively. The total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.
Restricted Stock Units
The Company recognizes non-cash compensation expense over the vesting term of restricted stock units. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. Upon vesting and settlement, each restricted stock unit entitles the holder to receive one share of common stock.
The following table summarizes all restricted stock unit activity for the year ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2015	1,001,364	$13.19
Restricted stock units granted	955,543	9.75
Restricted stock units vested	(301,611)	13.02
Restricted stock units cancelled	(285,300)	10.83
Unvested restricted stock units as of December 31, 2016	1,369,996	$11.32
As of December 31, 2016, 2015, and 2014, there was approximately $9.3 million, $8.6 million, and $7.4 million respectively, of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.40, 2.91, and 3.67 years, respectively.

Restricted Stock Awards
The Company grants restricted stock awards to members of the Board of Directors annually. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. Awards to directors vest on the first anniversary of the date of grant.

The following table summarizes restricted stock award activity for the year ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2015	41,917	$10.90
Restricted stock awards granted	108,497	9.46
Restricted stock awards vested (restriction lapsed)	(35,792)	10.88
Restricted stock awards forfeited	—	—
Unvested restricted stock awards as of December 31, 2016	114,622	$9.55
As of December 31, 2016, 2015, and 2014, there was approximately $0.5 million, $0.2 million, and $0.2 million respectively, of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 0.60, 1.10, and 2.42 years, respectively.
Equity Awards with Market-Based Vesting Conditions

On February 1, 2016, the Company granted 325,000 restricted stock units with market-based vesting conditions. These restricted stock units contain both performance and service vesting conditions. These awards will meet the performance vesting condition if, within three years from the date of grant, the closing price per share of the Company's common stock is at least $15.00 per share for 20 consecutive trading days. Upon achievement of the applicable performance vesting condition, the award will be subject to service vesting, with vesting to occur in four equal quarterly installments over the one-year period from the date of achieving the performance-based vesting conditions, subject to the recipient's continued service to the Company through the applicable vesting date.
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
The grant-date stock price and assumptions used to estimate the derived service period and fair value of the equity awards with market-based vesting conditions were as follows:

As of February 1,
2016
Grant-date stock price	8.95
Assumptions
Expected volatility	40%
Risk-free interest rate	1.01%
Expected dividend yield	—%

In 2015, the Company granted 100,000 restricted stock units with market-based vesting conditions. Of the 100,000 restricted stock units granted, 50,000 shares accrue in four equal installments on each anniversary of the date of grant based on continued service through the applicable accrual date, provided that no vesting will occur unless the Company maintains a closing stock price of $14.00 per share for 20 consecutive trading days. The remaining 50,000 shares accrue in four equal installments on each anniversary date of grant based on continued service through the applicable accrual date, provided that no vesting will occur unless the Company maintains a closing stock price of $18.00 per share for 20 consecutive trading days.

The grant-date stock price and assumptions used to estimate the derived service period and fair value of the equity awards with market-based vesting conditions were as follows:

As of June 3,
2015
Grant-date stock price	$11.32
Assumptions
Expected volatility	49%
Risk-free interest rate	2.38%
Expected dividend yield	—%
In the fourth quarter of 2014, the Company granted 250,000 options with market-based vesting conditions at an exercise price equal to the fair market value per share of the common stock on the date of grant, $14.44. The vesting of these options is based on achieving target market prices of the common stock for a requisite Trading Period as described herein. There are four targets to be achieved, $15.00, $17.50, $20.00, and $22.50, with 62,500, or 25%, of the total options vesting at each target. The options shall vest on the first day after the completion of a period of 20 consecutive days in which the common stock has reached a target price, based upon the closing price (the "Trading Period").
The exercise price, grant-date fair value, and assumptions used to estimate the fair value of the equity awards with market-based vesting conditions were as follows:

As of December 3, 2014
Exercise price	14.44
Grant-date fair value	7.41
Assumptions
Expected volatility	51%
Risk-free interest rate	2.29%
Expected dividend yield	—%
The Company recognizes the stock-based compensation expense on equity awards with market-based vesting conditions in the consolidated statements of operations over the requisite service period. The achievement of certain market-based vesting conditions may result in the acceleration of recognizing stock-based compensation expense compared to the original valuation. As of December 31, 2016, the Company had achieved certain market-based vesting conditions, which resulted in additional expense of $0.2 million due to acceleration.
The following table summarizes equity awards with market-based vesting conditions activity for the year ended December 31, 2016:

	Options with Market-Based Vesting Conditions	Weighted Average Grant Date Fair Value	Restricted Stock Units with Market-Based Vesting Conditions	Weighted Average Grant Date Fair Value
Unvested market-based vesting awards as of December 31, 2015	250,000	$7.41	100,000	$11.32
Market-based vesting awards granted	—	—	325,000	4.34
Market-based vesting awards vested	(125,000)	7.18	(12,500)	11.32
Market-based vesting awards forfeited	—	—	(45,000)	4.34
Unvested market-based vesting awards as of December 31, 2016	125,000	$7.65	367,500	$6.00
As of December 31, 2016, 2015, and 2014, there was approximately $0.8 million, $0.7 million, and $1.4 million respectively, of unrecognized stock-based compensation cost, net of forfeitures, related to unvested awards with market-based vesting conditions that are expected to be recognized over a weighted-average period of 1.51, 2.34, and 0.87 years.

Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statements of operations as follows for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of revenues	$807	$730	$539
Research and development	868	1,171	1,285
General and administrative	6,161	7,226	3,216
Sales and marketing	1,064	1,089	1,025
Total	$8,900	$10,216	$6,065

11. Income Taxes
The domestic and foreign components of income (loss) before provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Domestic	$(1,911)	$(10,120)	$2,953
Foreign	(805)	(11,393)	(11,936)
Total loss before provision for income taxes	$(2,716)	$(21,513)	$(8,983)
The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current tax provision (benefit)
Federal	$90	$131	$211
State	219	113	239
Foreign	1,089	(118)	5
	1,398	126	455
Deferred tax provision (benefit)
Federal	$—	$—	$(89)
State	10	4	1
Foreign	(25)	(28)	—
	(15)	(24)	(88)
Total provision for income taxes	$1,383	$102	$367

A reconciliation of our income tax provision to the statutory federal tax rate is as follows:

	Years Ended December 31,
	2016	2015	2014
Expected income tax benefit using U.S. federal statutory rate	34.0%	34.0%	34.0%
Change in the valuation allowance	(43.9)	(38.7)	79.6
Nondeductible stock-based compensation	0.7	(4.5)	(8.0)
State taxes, net of federal benefit	1.6	1.4	(2.1)
Foreign rate differential	(30.9)	(11.8)	(30.7)
Corporate restructuring	—	23.0	(55.3)
Income tax credits	41.5	4.3	5.1
Provision for tax reserves	(31.6)	(3.5)	(17.6)
State net operating loss expiration	—	—	(8.1)
Non-deductible compensation	(14.1)	(3.0)	—
Meals and entertainment	(2.4)	(0.3)	(0.7)
Transaction costs	(2.8)	(0.1)	(1.2)
Other	(3.0)	(1.3)	0.9
Effective income tax rate	(50.9)%	(0.5)%	(4.1)%

The Company recorded income tax expense of $1.4 million, $0.1 million and $0.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. For the year ended December 31, 2016, the Company’s tax provision was primarily driven by foreign income taxes, Federal Alternative Minimum Tax ("AMT") and state income taxes. For the year ended December 31, 2015, the Company’s tax provision was primarily driven by AMT, state income taxes, and foreign income taxes, partially offset by a release of a reserve for an uncertain tax position due to the close of an audit for one of our foreign subsidiaries. Our effective tax rate for the year ended December 31, 2016 is lower than the U.S. federal statutory rate primarily due to provisions for tax reserves, a foreign rate differential associated with certain foreign jurisdictions which are subject to significantly lower tax rates than the U.S. federal statutory rate, changes in the valuation allowance against deferred tax assets, and nondeductible compensation, offset by income tax credits. Our effective tax rate for the year ended December 31, 2015 is lower than the U.S. federal statutory rate primarily due to changes in the valuation allowance against deferred tax assets, a foreign rate differential associated with certain foreign jurisdictions which are subject to significantly lower tax rates than the U.S. federal statutory rate and nondeductible stock based compensation, offset by corporate restructuring activities.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$34,292	$36,822
Research and development tax credit carryforwards	5,751	4,924
Deferred revenue	7,213	7,005
Stock compensation	2,693	4,176
Other	7,230	6,106
Total deferred tax assets	57,179	59,033
Valuation allowance for deferred tax assets	(52,987)	(54,982)
Total deferred tax assets, net of valuation allowance	4,192	4,051
Deferred tax liabilities:
Amortization	(1,452)	(2,439)
Other	(4,133)	(3,146)
Total deferred tax liabilities	(5,585)	(5,585)
Net deferred tax liabilities	$(1,393)	$(1,534)
As of December 31, 2016, the Company had U.S. federal, state and foreign net operating loss carryforwards of $105.9 million, $69.7 million, and $4.1 million, respectively. Included in the federal and state net operating loss carryforward is $9.9 million and $8.8 million that relates to excess tax deductions from stock-based payments, the tax benefit of which will be recorded as an increase in additional paid-in capital when the deductions reduce current taxes payable. Upon adoption of ASU 2016-09 for the year beginning January 1, 2017, the losses related to excess tax deductions from stock-based payments will be recognized as a deferred tax asset which will be fully offset by the Company's valuation allowance. The federal net operating loss carryforwards will expire at various dates beginning in 2027 through 2033. State net operating loss carryforwards will expire at various dates beginning in 2020 through 2033. At December 31, 2016, the Company had federal, state, and foreign research and development tax credit carryforwards available to reduce future income taxes payable of $4.2 million, $3.4 million, and $0.2 million respectively. These credits will expire at various dates beginning in the year 2025 through 2036. As of December 31, 2016 the Company also had federal AMT credits of approximately $0.3 million, which can be carried forward indefinitely.
Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, management has determined that it is not more-likely-than-not that the tax benefits related to the federal, state and foreign deferred tax assets will be realized for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at December 31, 2016 and 2015. The valuation allowance decreased approximately $2.0 million during the year ended December 31, 2016 due primarily to changes in the net operating loss carryforwards and decreases in the deferred tax asset related to stock based compensation, offset by increases in other deferred tax assets. The valuation allowance increased approximately $8.5 million during the year ended December 31, 2015 due primarily to changes in the net operating loss carryforwards and increases in deferred tax assets related to stock based compensation and transaction costs.
Future changes in Company ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Based upon the Company’s analysis as of December 31, 2016, there was no ownership change experienced during 2016.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2016	2015
Unrecognized tax benefits, beginning of year	$(3,231)	$(2,615)
Additions based on tax positions related to the current year	(943)	(1,323)
Additions for tax positions of prior years	(14)	(35)
Reductions for tax positions of prior years	80	142
Settlements	—	600
Unrecognized tax benefits, end of year	$(4,108)	$(3,231)
The Company accounts for uncertain tax positions under the recognition and measurement criteria of ASC 740-10. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. If we do not believe that it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2016, the Company had a total amount of unrecognized tax benefits of $4.1 million, of which $0.3 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that, if recognized, would result in a corresponding increase in the valuation allowance.

The Company recognizes interest and penalties related to uncertain tax positions as a component in income tax expense. As of December 31, 2016, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations. The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2013, 2014, 2015 and 2016, although carryforward attributes that were generated prior to tax year 2013 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The statute of limitations for assessments by foreign taxing authorities is generally not open for years prior to 2012, although carryforward attributes that were generated prior to tax year 2012 may still be adjusted upon examinations.
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
As of December 31, 2016, a deferred tax liability has not been established for approximately $1.3 million of cumulative undistributed earnings of non-U.S. subsidiaries, which are expected to be reinvested indefinitely in operations outside the U.S. Determination of the unrecognized deferred tax liability on unremitted earnings is not practical due to uncertainty regarding the remittance structure, the mix of earnings and earnings for profit pools in the year of remittance, and overall complexity of the calculation.
12. Commitments and Contingencies
Operating Leases
The Company leases facilities under leases that expire at varying dates through 2024. Certain of these leases contain renewal options and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters); Salt Lake City, Utah; and Oakville, Canada as well as various other locations in North America and Europe. The Company has lease agreements to rent data center space in Wakefield, Massachusetts; Phoenix, Arizona; Chandler, Arizona; Bluffdale, Utah; and Ashburn, Virginia. The Company has data center colocation agreements in place with Iron Mountain and Center 7 to rent colocation space at each of their data centers. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases. Rent expense was $8.1 million, $5.4 million and $6.0 million for the fiscal years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, $4.6 million and $4.9 million is included in accrued expenses and other long-term liabilities related to the deferred rent, respectively.

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

Future non-cancellable minimum lease payments under all operating leases as of December 31, 2016, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases (1)	Total
2017	$3,941	$3,518	$7,459
2018	3,156	1,989	5,145
2019	2,386	870	3,256
2020	2,262	825	3,087
2021	2,318	849	3,167
Thereafter	6,366	—	6,366
Total	$20,429	$8,051	$28,480
(1) Certain amounts in the table above relating to colocation leases for the Company's servers include usage based charges in addition to base rent.
Other Non-Cancellable Commitments
As of December 31, 2016, the Company had non-cancellable commitments to vendors primarily consisting of advertising, marketing and broadband services contracts, as follows (in thousands):

Years Ended December 31,	Commitments
2017	$4,984
2018	1,010
2019	261
2020	—
2021	—
Total	$6,255

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
13. Restructuring
In 2016, the Company recorded restructuring charges of $0.9 million. These charges were associated with the reorganization and consolidation of certain operations and the disposal of certain assets during 2016, due to the EVault acquisition. These restructuring activities were substantially completed in March 2016.
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
As of December 31, 2016 and 2015, the Company had $0.0 million and $0.4 million accrued related to restructuring activities, respectively.
14. Retirement Plan
The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status and age requirements. The plan allows participants to contribute a portion of their annual compensation on a pre-tax basis. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. For the periods ending December 31, 2016, 2015 and 2014, the total expense for the Company’s matching contributions to the plan was $1.8 million, $1.1 million, and $0.9 million, respectively.
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
The Credit Facility is secured by substantially all of the Company’s assets and contains customary affirmative and negative covenants, including financial covenants specifying a minimum quick ratio and minimum consolidated free cash flow, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Credit Facility. On May 22, 2015, the Company entered into an amendment to the Credit Facility, with Silicon Valley Bank (the "Amendment"). The Amendment eliminates from the events which constitute a change of control and, consequently, an event of default, the replacement, under specified circumstances, of a majority of the Company’s board of directors. The Amendment also allows the Company to repurchase its capital stock pursuant to a board of directors approved share repurchase plan, so long as the total of such repurchases does not exceed $20.0 million during the term of the Credit Facility and the Company remains in pro forma compliance with the financial and other covenants. On October 30, 2015, the Company entered into a second amendment to the Credit Facility with Silicon Valley Bank, which included technical corrections relating to certain definitions and calculations of financial covenants. On July 25, 2016, the Company entered into a third amendment to the Credit Facility with Silicon Valley Bank, which included revised definitions for financial covenant calculations.
As of December 31, 2016, the Company was in compliance with these covenants and there was one letter of credit for $0.8 million outstanding under the Credit Facility related to the security deposit on the lease for the Company's corporate headquarters. As of December 31, 2016, availability under the Credit Facility was $24.2 million.
16. Subsequent Events
Credit Facility Amendment
On January 30, 2017, the Company entered into a fourth amendment to the Credit Facility with Silicon Valley Bank (the "2017 Amendment"), which increased the Credit Facility in the amount of $15.0 million to a total credit limit of $40.0 million. The 2017 Amendment also included certain changes to the definitions and calculations of financial covenants. On January 31, 2017, $39.2 million was drawn from the Credit Facility, and was used to partially fund the acquisition of Double-Take Software, Inc. (“Double-Take”).
Acquisition
On January 31, 2017, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Vero Parent, Inc. (“Vero Parent”), the sole stockholder of Double-Take, and Vision Solutions, Inc., a wholly-owned subsidiary of Vero Parent, pursuant to which, simultaneously with the execution of the Agreement, the Company acquired all of the outstanding capital stock of Double-Take for a purchase price of $65,250,000, which was paid $59,750,000 in cash and $5,500,000 by the delivery of 332,326 shares of the Company’s common stock. Of the $59.8 million of cash consideration, $39.2 million was drawn from the Credit Facility with Silicon Valley Bank.

The Company is in the process of gathering information to complete its preliminary valuation of certain assets and liabilities acquired as part of the transaction to complete acquisition accounting.
17. Quarterly Information (Unaudited)
Quarterly results of operations are as follows (in thousands, except per share amounts):

	For the three months ended:
	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
Statements of Operations Data:
Revenue	$53,488	$51,948	$53,435	$48,115	$35,065	$34,553	$33,972	$33,026
Gross profit	$38,629	$36,489	$37,571	$33,360	$25,869	$24,779	$24,172	$23,012
Loss from operations	$(161)	$381	$1,447	$(4,451)	$(5,488)	$(5,701)	$(4,476)	$(5,993)
Net loss	$(670)	$107	$1,160	$(4,696)	$(4,599)	$(5,966)	$(4,820)	$(6,230)
Basic and diluted net loss per share	$(0.02)	$0.00	$0.04	$(0.17)	$(0.17)	$(0.22)	$(0.18)	$(0.23)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO").

The audited consolidated financial statements of the Company include the results of the acquisition of certain assets from EVault, Inc. As permitted by the U.S. Securities and Exchange Commission, we have excluded certain accounts and transactions that were processed in the acquired business systems from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, since it was not practical for management to conduct an assessment of internal control over financial reporting for this entity between the acquisition date and the date of management's assessment. Excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016 were approximately 22% of our total assets and approximately 31% of revenues for the year then ended.

Based on management’s assessment of Carbonite, Inc., management has concluded that our internal control over financial reporting was effective as of December 31, 2016. The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this Annual Report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Carbonite, Inc.

We have audited Carbonite, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Carbonite, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls for certain accounts and transactions that were processed in the acquired business systems of EVault, Inc., which are included in the December 31, 2016 consolidated financial statements of Carbonite, Inc. and constituted approximately 22% of total assets and approximately 31% of revenues for the year then ended. Our audit of internal control over financial reporting of Carbonite, Inc. also did not include an evaluation of the internal control over financial reporting of EVault, Inc.

In our opinion, Carbonite, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carbonite, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Carbonite, Inc. and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 16, 2017

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below with respect to the Company’s Code of Business Conduct and Ethics, the information required by this item will be set forth in the sections entitled “Board of Directors, Corporate Governance & Related Matters”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Officers” and “Criteria for Procedures Director Nominations” of our definitive proxy statement to be filed with the SEC in connection with our 2017 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated in this Annual Report by reference.
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

CARBONITE, INC.

Dated: March 16, 2017	By:	/s/ Mohamad Ali
Mohamad Ali
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mohamad Ali	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2017
Mohamad Ali

/s/ Anthony Folger	Chief Financial Officer (Principal Financial Officer)	March 16, 2017
Anthony Folger

/s/ Cassandra Hudson	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2017
Cassandra Hudson

/s/ Stephen Munford*	Chairman of the Board	March 16, 2017
Stephen Munford

/s/ Jeffry Flowers*	Director	March 16, 2017
Jeffry Flowers

/s/ Charles Kane*	Director	March 16, 2017
Charles Kane

/s/ Todd Krasnow*	Director	March 16, 2017
Todd Krasnow

/s/ Peter Gyenes*	Director	March 16, 2017
Peter Gyenes

/s/ Scott Daniels*	Director	March 16, 2017
Scott Daniels

/s/ David Friend*	Director	March 16, 2017
David Friend

March 16, 2017

*By: /s/ Mohamad Ali
*Mohamad Ali Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Share Purchase Agreement relating to all shares in MailStore Software GmbH, dated as of December 12, 2014.
2.2(29)
Asset Purchase Agreement by and among Carbonite, Inc., Carbonite Cloud Backup (Canada) Inc., Carbonite GmbH, Carbonite Operations BV, EVault, Inc. and Seagate Technologies (US) Holdings, Inc., dated as of December 15, 2015.

2.3(38)
Amendment to Asset Purchase Agreement by and among Carbonite, Inc., Carbonite Cloud Backup (Canada) Inc., Carbonite GmbH, Carbonite Operations BV, EVault, Inc. and Seagate Technologies (US) Holdings, Inc., dated as of December 15, 2015.

2.4(39)	Stock Purchase Agreement by and Among Carbonite, Inc., Vero Parent, Inc., and Vision Solutions, Inc., dated as of January 31, 2017.
2.5(40)	Registration Rights Agreement by and between the Carbonite, Inc. and Vero parent, Inc., dated as of January 31, 2017.
3.1(41)	Amended and Restated Certificate of Incorporation of Carbonite, Inc.
3.2(2)	Amended and Restated By-Laws of Carbonite, Inc.
3.3(42)	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated as of January 11, 2016.
4.1(4)	Form of Common Stock Certificate.
10.1(2)#
Amended and Restated 2005 Stock Incentive Plan and Form of Incentive Stock Option Agreement, Non-statutory Stock Option Agreement, and Stock Restriction Agreement under the Amended and Restated 2005 Stock Incentive Plan.

10.2(3)#	2011 Equity Award Plan and Form of Incentive Stock Option Agreement, Non-statutory Stock Option Agreement, and Stock Restriction Agreement under the 2011 Equity Award Plan.
10.3(4)#	Form of Indemnification Agreement by and between Carbonite, Inc. and each of its directors and executive officers.
10.4(31)	Amended and Restated Office Lease by Trustees of Church Realty Trust to Carbonite, Inc., dated as of October 17, 2011.
10.5(5)	Commercial Lease with Lewiston Properties, LLC, dated as of May 13, 2011.
10.6(6)	Turn Key Datacenter Lease with GIP Wakefield, LLC, dated as of June 3, 2011.
10.7(7)	Turn Key Datacenter Lease with Digital Phoenix Van Buren, LLC, dated as of November 29, 2011.
10.8(8)	First Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of September 15, 2011.
10.9(9)	Second Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of March 31, 2012.
10.10(10)	Third Amendment to the Datacenter Lease with GIP Wakefield LLC, dated as of June 11, 2012.
10.11(11)#	Offer Letter with Anthony Folger, dated as of November 21, 2012.
10.12(12)†	Fourth Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of February 14, 2013.
10.13(13)*	Turnkey Datacenter Lease with Digital 2121 South Price, LLC, dated as of December 31, 2013.
10.14(14)†	Fifth Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of February 6, 2014.
10.15(15)#	Form of Restricted Stock Unit Agreement under the 2011 Equity Award Plan.
10.16(16)	Indenture of Lease by and between Abbey Lafayette Operating LLC and Carbonite, Inc. dated as of May 5, 2014.
10.17(17)#	Form of Stock Restriction Agreement under the 2011 Equity Award Plan.
10.18(18)#	Amended and Restated Offer Letter with Danielle Sheer, dated as of August 1, 2014.
10.19(19)#	Promotion Letter Agreement with Cassandra Hudson, dated as of October 28, 2014.
10.20(20)†	Sixth Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of September 30, 2014.
10.21(21)#	Executive Employment Agreement with Mohamad Ali, dated as of December 3, 2014, as amended January 8, 2015.
10.22(22)	Credit Agreement by and among Carbonite, Inc., the lenders party thereto and Silicon Valley Bank, dated as of May 6, 2015.
10.23(23)	First Amendment to Credit Agreement by and among Carbonite, Inc., the lenders party thereto and Silicon Valley Bank, dated as of May 22, 2015.
10.24(24)	Seventh Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of September 30, 2015.
10.25(25)	Second Amendment to Credit Agreement by and among Carbonite, Inc., the lenders party thereto and Silicon Valley Bank, dated as of October 30, 2015.
10.26(26)#	Offer Letter with Christopher Doggett, dated as of November 27, 2015.

Exhibit No.	Description
10.27(27)#	Offer Letter with Paul Mellinger, dated as of December 15, 2015.
10.28(28)#	Offer Letter with Norman Guadagno, dated as of January 6, 2016.
10.29(30)#	Executive Severance Plan, dated as of February 2, 2016.
10.30(32)	Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Award Plan.
10.31(33)	First Amendment to Turnkey Datacenter Lease with Digital Phoenix Van Buren, LLC, dated as of February 3, 2016.
10.32(34)	Third Amendment to Credit Agreement by and among Carbonite, Inc. the lenders party thereto and Silicon Valley Bank, dated as of July 25, 2016.
10.33(35)*	Eighth Amendment to Turn Key Datacenter Lease with GIP Wakefield, LLC, dated as of September 30, 2016.
10.34(36)*	Deed of Turn Key Datacenter Lease with Digital Loudoun Parkway Center North, LLC, dated as of September 30, 2016.
10.35(37)	Fourth Amendment to Credit Agreement by and Among Carbonite, Inc. the lenders party thereto and Silicon Valley Bank, dated as of January 30, 2017.
21.1	List of subsidiaries.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as the same numbered exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2014, and incorporated herein by reference.

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

(4)	Filed as the same numbered exhibit to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 12, 2011, and incorporated herein by reference.

(5)	Filed as Exhibit 10.13 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 15, 2011, and incorporated herein by reference.

(6)	Filed as Exhibit 10.14 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 15, 2011, and incorporated herein by reference.

(7)	Filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2012, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2012, and incorporated herein by reference.

(9)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2012, and incorporated herein by reference.

(10)	Filed as Exhibit 10.24 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2013, and incorporated herein by reference.

(11)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2013, and incorporated herein by reference.

(12)	Filed as Exhibit 10.19 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5, 2014, and incorporated herein by reference.

(13)	Filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5, 2014, and incorporated herein by reference.

(14)	Filed as Exhibit 10.25 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5, 2014, and incorporated herein by reference.

(15)	Filed as Exhibit 10.27 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5, 2014, and incorporated herein by reference.

(16)	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on May 6, 2014, and incorporated herein by reference.

(17)	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2014, and incorporated herein by reference.

(18)	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 5, 2014, and incorporated herein by reference.

(19)	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2014, and incorporated herein by reference.

(20)	Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2014, and incorporated herein by reference.

(21)
Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2014 (Executive Employment Agreement) and Exhibit 99.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015 (Amendment to Executive Employment Agreement), and each incorporated herein by reference.

(22)	Filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2015, and incorporated herein by reference.

(23)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2015, and incorporated herein by reference.

(24)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015, and incorporated herein by reference.

(25)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015, and incorporated herein by reference.

(26)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2015, and incorporated herein by reference.

(27)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2015, and incorporated herein by reference.

(28)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2016, and incorporated herein by reference.

(29)	Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016, and incorporated herein by reference.

(30)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2016, and incorporated herein by reference.

(31)	Filed as Exhibit 10.5 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2015, and incorporated herein by reference.

(32)	Filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2016, and incorporated herein by reference.

(33)	Filed as Exhibit 10.36 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2016, and incorporated herein by reference.

(34)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016, and incorporated herein by reference.

(35)	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2016, and incorporated herein by reference.

(36)	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2016, and incorporated herein by reference.

(37)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2017, and incorporated herein by reference.

(38)	Filed as Exhibit 2.2 to Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 4, 2016, and incorporated here by reference.

(39)	Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2017, and incorporated herein by reference.

(40)	Filed as Exhibit 2.2 to Registrant’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on January 31, 2017, and incorporated herein by reference.

(41)	Filed as the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011, and incorporated herein by reference.

(42)	Filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 13, 2016, and incorporated by reference.

#	Indicates a management contract or compensatory plan.
†	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
*	Portions of this exhibit have been omitted pursuant to the Commission's grant of confidential treatment.