Form 10-Q
period 2017-03-31
Carbonite Inc
filed 2017-05-10
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2017, there were 27,492,196 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Carbonite, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$41,813	$59,152
Trade accounts receivable, less allowances for doubtful accounts of $1,553 and $1,587	21,876	16,639
Prepaid expenses and other current assets	7,637	7,325
Restricted cash	—	135
Total current assets	71,326	83,251
Property and equipment, net	27,829	23,872
Other assets	1,132	157
Acquired intangible assets, net	48,205	13,751
Goodwill	73,580	23,728
Total assets	$222,072	$144,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,472	$5,819
Accrued expenses	21,841	19,768
Accrued treasury share repurchase	14,964	—
Current portion of deferred revenue	98,323	86,311
Total current liabilities	144,600	111,898
Long-term debt	39,063	—
Deferred revenue, net of current portion	23,544	21,280
Other long-term liabilities	6,170	5,747
Total liabilities	213,377	138,925
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at March 31, 2017 and December 31, 2016; 29,432,370 shares issued and 27,487,536 shares outstanding at March 31, 2017; 28,545,089 shares issued and 27,394,024 shares outstanding at December 31, 2016	294	285
Additional paid-in capital	189,220	177,931
Treasury stock, at cost (1,944,834 and 1,151,065 shares as of March 31, 2017 and December 31, 2016, respectively)	(26,145)	(10,657)
Accumulated other comprehensive income	3,073	3,317
Accumulated deficit	(157,747)	(165,042)
Total stockholders’ equity	8,695	5,834
Total liabilities and stockholders’ equity	$222,072	$144,759
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands, except share and per share amounts)
Revenue	$57,099	$48,115
Cost of revenue	17,355	14,755
Gross profit	39,744	33,360
Operating expenses:
Research and development	10,327	8,736
General and administrative	12,870	11,420
Sales and marketing	23,420	16,882
Restructuring charges	—	773
Total operating expenses	46,617	37,811
Loss from operations	(6,873)	(4,451)
Interest and other income (expense), net	78	(150)
Loss before income taxes	(6,795)	(4,601)
(Benefit) provision for income taxes	(14,390)	95
Net income (loss)	$7,595	$(4,696)
Net income (loss) per common share:
Basic	$0.27	$(0.17)
Diluted	$0.27	$(0.17)
Weighted-average number of common share outstanding:
Basic	27,821,596	27,055,269
Diluted	28,504,811	27,055,269
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income (loss)	$7,595	$(4,696)
Other comprehensive loss:
Foreign currency translation adjustments	(244)	(573)
Total other comprehensive loss	(244)	(573)
Total comprehensive income (loss)	$7,351	$(5,269)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating activities
Net income (loss)	$7,595	$(4,696)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,884	4,339
Loss on disposal of equipment	—	432
Stock-based compensation expense	2,777	2,343
Gain on sale of businesses	(345)	—
Other non-cash items, net	(40)	360
Changes in assets and liabilities:
Accounts receivable	1,212	(8,952)
Prepaid expenses and other current assets	(249)	(5,408)
Other assets	(927)	(40)
Accounts payable	3,322	(2,523)
Accrued expenses	(689)	3,549
Other long-term liabilities	(14,938)	(381)
Deferred revenue	5,094	4,220
Net cash provided by (used in) operating activities	7,696	(6,757)
Investing activities
Purchases of property and equipment	(6,568)	(1,924)
Proceeds from maturities of marketable securities and derivatives	370	—
Purchases of marketable securities and derivative settlements	(403)	(538)
Proceeds from sale of businesses	295	—
Payment for acquisition, net of cash acquired	(59,740)	(11,000)
Net cash used in investing activities	(66,046)	(13,462)
Financing activities
Proceeds from exercise of stock options	2,445	314
Repurchase of common stock	(524)	(3,246)
Proceeds from long-term borrowings, net of debt issuance costs	39,063	—
Net cash provided by (used in) financing activities	40,984	(2,932)
Effect of currency exchange rate changes on cash	27	224
Net decrease in cash and cash equivalents	(17,339)	(22,927)
Cash and cash equivalents, beginning of period	59,152	63,936
Cash and cash equivalents, end of period	$41,813	$41,009
Supplemental disclosure of cash flow information
Cash paid for income taxes	$416	$236
Supplemental disclosure of non-cash investing and financing activities:
Capitalization of stock-based compensation	$43	$—
Acquisition of property and equipment included in accounts payable and accrued expenses	$(282)	$(641)
Issuance of common stock for acquisition	$5,733	$—
Acquisition of treasury stock	$14,964	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Nature of Business
Carbonite, Inc. ("we" or the “Company”) was incorporated in the State of Delaware on February 10, 2005 and is a provider of data protection solutions for businesses and the IT professionals who serve them. The Company's product suite provides a full complement of backup, disaster recovery and high availability solutions for any size business in any location around the world, all supported by a state-of-the-art global infrastructure.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q, and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 16, 2017.
In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the periods presented. The results for the periods presented are not necessarily indicative of future results.

There have been no material changes to the Company's significant accounting policies previously presented in our Annual Report on Form 10-K filed with the SEC on March 16, 2017.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued an amendment to the standard, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued an additional amendment to the standard, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the guidance on identifying performance obligations and the implementation guidance on licensing. The collective guidance will be effective for the Company on January 1, 2018, with early adoption permitted, but not earlier than January 1, 2017. The guidance may be applied retrospectively to each prior period presented (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial adoption (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018. The Company has not yet selected a transition method. While the Company continues to assess the potential impact of these standards on its consolidated financial statements and disclosures, the Company has begun identifying necessary changes to its systems, processes, and internal controls. The Company continues to refine its implementation timeline which is expected to last the duration of 2017.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier adoption permitted for all entities. On January 1, 2017, the Company adopted ASU 2016-09.  In connection with the adoption of this standard, the Company changed its accounting policy to record actual forfeitures as they occur, rather than estimating forfeitures by applying a forfeiture rate. As this policy change was applied prospectively, prior periods have not been adjusted. As a result of adoption, the Company recorded an immaterial impact to retained earnings and additional paid in capital as of March 31, 2017. The Company retrospectively adjusted the classification of excess tax benefits on the statement of cash flow from financing to operating; the effect was immaterial.

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

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets ("ASU 2017-05"). The amendments in ASU 2017-05 define the term in substance nonfinancial asset. The amendments further clarify that if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets. For public entities, ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with earlier adoption permitted for all entities. The Company is currency assessing the effect of the standard on its consolidated financial statements.
3. Net Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method. For the periods in which the Company incurred a net loss, the effect of the Company's outstanding common stock equivalents were not included in the calculation of diluted loss per share as they were anti-dilutive. Accordingly, basic and diluted net loss per share for those periods were identical.
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$7,595	$(4,696)
Denominator:
Weighted average common shares outstanding, basic	27,822	27,055
Effect of potential dilutive common shares	683	—
Weighted average shares outstanding, diluted	28,505	27,055
Basic net income (loss) per share	$0.27	$(0.17)
Diluted net income (loss) per share	$0.27	$(0.17)

The following options to purchase common shares and restricted stock units have been excluded from the computation of diluted net income (loss) per share because they had an anti-dilutive impact (in thousands):

	Three Months Ended March 31,
	2017	2016
Options to purchase common shares	37	2,795
Restricted stock units	1,754	1,998
Total	1,791	4,793
4. Fair Value of Financial Instruments

Derivative Instruments

Non-designated Foreign Currency Contracts

The Company uses foreign currency forward contracts as part of our strategy to manage exposure related to Euro denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. Accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in the consolidated balance sheets, with changes in the fair value recorded in earnings as interest and other income (expense), net in the consolidated statements of operations. Cash flows from the settlement of these non-designated foreign currency contracts are reported in cash flows from investing activities. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At March 31, 2017 and December 31, 2016, the Company had outstanding contracts with a total notional value of $41.1 million and $37.7 million, respectively.

The following table provides a quantitative summary of the fair value of derivative instruments not designated as hedging instruments as of March 31, 2017 and December 31, 2016 (in thousands):

		Fair Value
Description	Balance Sheet Classification	March 31, 2017	December 31, 2016
Derivative Assets:
Non-Designated Hedging Instruments
Foreign currency contracts	Prepaid expenses and other current assets	$67	$380
Total Derivative Assets		$67	$380

Derivative Liabilities:
Non-Designated Hedging Instruments
Foreign currency contracts	Accrued expenses	$64	$—
Total Derivative Liabilities		$64	$—
The following table summarizes the losses related to derivative instruments not designated as hedging instruments for the three months ended March 31, 2017 and 2016 (in thousands):

		Three Months Ended March 31,
	Location in Statement of Operations	2017	2016
Foreign currency contracts	Interest and other income (expense), net	$(411)	$(1,757)

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$20,748	$—	$—	$20,748	$20,728	$—	$—	$20,728
Foreign currency exchange contracts	—	67	—	67	—	380	—	380
Total	$20,748	$67	$—	$20,815	$20,728	$380	$—	$21,108
Liabilities:
Foreign currency exchange contracts	—	64	—	64	—	—	—	—
Total	$—	$64	$—	$64	$—	$—	$—	$—

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

Non-Recurring Fair Value Measures

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities. For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.

5. Acquisitions

2017 Acquisition

On January 31, 2017, the Company completed the acquisition of all the outstanding capital stock of Double-Take Software, Inc. ("Double-Take") for a purchase price of $65.9 million, which was comprised of $59.7 million in cash, net of cash acquired, 332,326 shares of our common stock with a fair value of $5.7 million and the estimated future working capital payment of $0.4 million. Double-Take develops, sells, and supports affordable software that allows IT organizations of all sizes to move, manage, protect, and recover workloads across any distance and any combination of physical and virtual server environments. Double-Take’s products and services are marketed and sold worldwide through their direct sales force and a network of business partners and distributors. In connection with the acquisition of Double-Take, the Company negotiated a transition services agreement ("TSA") to cover certain consulting, technology and accounting services for up to nine months post close. The Company has incurred approximately $0.4 million to date. The acquisition of Double-Take has been accounted for as a business combination and, in accordance with ASC 805, Business Combinations ("ASC 805"), the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates.
The Company also entered into a registration rights agreement ("Registration Rights Agreement"), whereby the Company agreed to register, on behalf of the sellers, the shares of common stock issued at closing. Pursuant to the terms in the Registration Rights Agreement, the Company filed a registration statement with the SEC. The registration statement is effective.
The purchase price allocation is considered preliminary, and additional adjustments may be recorded during the allocation period in accordance with the FASB’s guidance regarding business combinations. The purchase price allocation will be finalized as the Company receives additional information relevant to the acquisition, including the final valuation and reconciliation of the assets purchased, including tangible and intangible assets, and liabilities assumed.

The following table summarizes the preliminary purchase price allocation (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$59,740
Fair value of equity instruments	5,733
Estimated future payment	406
Fair value of total consideration	$65,879

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$6,058
Prepaid and other current assets	158
Property and equipment	428
Other long-term assets	42
Intangible assets	36,700
Goodwill	49,741
Total assets acquired	93,127
Accounts payable	(636)
Accrued liabilities	(2,067)
Other current liabilities	(100)
Deferred revenues	(9,100)
Deferred tax liability	(15,118)
Other non-current liabilities	(227)
Net assets acquired	$65,879

The Company engaged a third-party valuation firm to assist in the valuation of intangible assets consisting of developed technology, customer relationships, and the Double-Take trade name as well as in the valuation of deferred revenue.  As of March 31, 2017, the estimated fair values of intangibles assets of $36.7 million, and deferred revenue of $9.1 million, were developed by management based on their estimates, assumptions and acquisition history including reports from the third-party valuation firm. The estimated fair values of the intangible assets and deferred revenue are supported by the valuations performed by the third-party valuation firm.    The long-term deferred taxes of $15.1 million are primarily related to temporary differences associated with the fair value allocations of intangible assets, deferred revenue, fixed assets, and certain operating accruals. The fair values of the remaining Double-Take assets and liabilities noted above approximate their carrying values at January 31, 2017.

In connection with the acquisition of Double-Take, goodwill of $49.7 million was recognized for the excess purchase price over the fair value of the net assets acquired. The goodwill recorded in connection with this transaction is primarily related to revenue and cash flow projections associated with future technologies and new customer relationships. Goodwill from the acquisition of Double-Take is included within the Company’s one reporting unit and will be included in the annual review for impairment. Goodwill is not deductible for tax purposes as this acquisition was a stock purchase.

The significant intangible assets identified in the purchase price allocation discussed above include developed technology, trade names and customer relationships, which are amortized over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. Developed technology consists of products that have reached technological feasibility and trade names represent acquired company and product names. To value the developed technology asset, the Company utilized the income approach, specifically a discounted cash-flow method known as the multi-period excess earnings method. The trade name intangible was valued using a relief from royalty method, which considers both the market approach and the income approach. Customer relationships represent the underlying relationships with certain customers to provide ongoing services for products sold. The Company utilized the replacement cost/lost profits methodology to derive the fair value of the customer relationships. The Company utilized accounting guidance related to intangible assets which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors include, in part, a review of the expected use by the Company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets and legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset.

The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired and risk-adjusted discount rates used in the valuation:

	Amount	Weighted Average Useful Life	Risk-Adjusted Discount Rates used in Valuation
	(in thousands)	(in years)
Developed technology	$29,900	5	13.5%
Customer relationships	4,900	6	12.0%
Trade names	1,900	8	12.0%
Total identifiable intangible assets	$36,700

In the three months ended March 31, 2017 and 2016, acquisition-related expenses were $3.0 million and $3.4 million, respectively, which have been included primarily in general and administrative in the condensed consolidated statements of operations. The Company's prior year acquisition costs relate to the acquisition of certain assets of EVault, Inc. ("EVault"). The operating results of Double-Take, which are included in the Company's condensed consolidated statements of operations since the date of acquisition, are comprised of $3.7 million of revenue for the three months ended March 31, 2017. The Company determined that disclosing the amount of Double-Take related expenses included in the condensed consolidated statements of operations is impracticable as certain operations were integrated into the operations of the Company. Furthermore, the Company operates as a one reportable segment and does not consider Double-Take a separate reporting segment.

Pro Forma Financial Information
The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Double-Take for the three months ended March 31, 2016 as if the acquisition of Double-Take had been completed on January 1, 2016. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustment for deferred revenue, elimination of interest expense with a promissory note due to the parent company, and adjustments relating to the tax effect of combining the Carbonite and Double-Take businesses.
The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and Double-Take. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition occurred as of January 1, 2016, nor are they intended to represent or be indicative of future results of operations (in thousands):

As of March 31,
2016
Revenue	$56,927
Net loss	$(8,016)

Basic and diluted net loss per share	$(0.29)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,387,595

2016 Acquisition

On January 13, 2016, the Company completed the acquisition of the North American cloud-based business continuity and disaster recovery assets of EVault. The Company completed the acquisition of the assets used in the European Union operations of EVault on March 31, 2016. The Company acquired EVault to offer business continuity and disaster recovery solutions designed for SMBs and small enterprises, including EVault Cloud Backup and Recovery, EVault Backup and Recovery Appliance and EVault Cloud Resiliency Services DRaaS offering.

The acquisition of EVault has been accounted for as a business combination and, in accordance with ASC 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates.

In connection with the acquisition of EVault, the Company negotiated a transition services agreement ("EVault TSA") that provides a credit to be used against future services provided under the terms of the agreement. The Company estimated the fair value of the EVault TSA credit to be $2.4 million and accounted for it as a reduction in consideration transferred in the purchase price allocation. The EVault TSA credit was recorded in prepaid expenses and other current assets on the consolidated balance sheet as of the acquisition date. The EVault TSA credit was fully expensed in 2016, and as such, there is no remaining balance of the EVault TSA credit on the consolidated balance sheet as of March 31, 2017.

The following tables summarize the purchase price allocation (in thousands):

Fair value of consideration transferred:
Cash	$14,000
Fair value of prepaid EVault TSA	(2,375)
Fair value of total acquisition consideration	$11,625

Fair value of assets acquired and liabilities assumed:
Prepaid expenses	$1,330
Property and equipment	6,776
Intangible assets	9,150
Other long-term assets	564
Goodwill	989
Total assets acquired	18,809
Deferred revenue	(6,830)
Accrued liabilities	(354)
Net assets acquired	$11,625

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

The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired and risk-adjusted discount rates used in the valuation:

	Amount	Weighted Average Useful Life	Risk-Adjusted Discount Rates used in Valuation
	(in thousands)	(in years)
Developed technology	$5,650	4	15.0%
Customer relationships	2,500	6	14.0%
Trade names	1,000	7	14.0%
Total identifiable intangible assets	$9,150

6. Goodwill and Acquired Intangible Assets
As of March 31, 2017 and December 31, 2016, the carrying amount of goodwill was $73.6 million and $23.7 million, respectively. The following is a rollforward of our goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2016	$23,728
Goodwill acquired	49,741
Goodwill divested	(27)
Effect of foreign exchange rates	138
Balance as of March 31, 2017	$73,580
Purchased intangible assets consist of the following (in thousands):

		March 31, 2017			December 31, 2016
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	5.1	$42,467	$5,678	$36,789	$13,627	$5,016	$8,611
Customer relationships	6.4	10,493	2,135	8,358	6,056	2,170	3,886
Trade names	7.5	3,616	558	3,058	1,710	456	1,254
Non-compete agreements	3.0	230	230	—	380	380	—
Total	5.5	$56,806	$8,601	$48,205	$21,773	$8,022	$13,751
The Company recorded amortization expense of $2.1 million and $1.0 million for the three month periods ended March 31, 2017 and 2016, respectively. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of trade names and non-compete agreements is recorded within general and administrative expenses.
Future estimated amortization expense of acquired intangibles as of March 31, 2017 is as follows (in thousands):

Remainder of 2017	$8,017
2018	10,669
2019	10,627
2020	9,060
2021	7,965
Thereafter	1,867
$48,205
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued marketing	$3,591	$896
Accrued compensation	7,126	9,919
Accrued cost of goods sold	347	606
Accrued tax liabilities	1,721	2,267
Accrued consulting and professional fees	3,633	2,342
Accrued facilities	1,288	1,033
Accrued other expenses	4,135	2,705
Total accrued expenses	$21,841	$19,768

Additionally, the Company accrued $15.0 million related to a treasury share repurchase for which the trade date was March 30, 2017 but the shares did not settle until April 4, 2017. The pending repurchase is reflected as a reduction of equity and in outstanding shares as of March 31, 2017.
8. Stockholders' Equity
Share Repurchase Program
On May 11, 2015, the Company's Board of Directors authorized a $20.0 million share repurchase program, effective from May 15, 2015 through May 15, 2018. On March 22, 2017, the Company's Board of Directors authorized an increase to the share repurchase program to an aggregate amount of $30.0 million. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. The timing and amount of any share repurchases are determined by the Company's management based on an evaluation of market conditions, the trading price of the stock, and other factors.
For the three months ended March 31, 2017, the Company entered into a trade to repurchase 767,400 shares of its common stock at an average price of $19.50 per share for a total cost of approximately $15.0 million. The Company used the proceeds from the convertible notes, further discussed in Note 15—Subsequent Events, to settle the trade on April 4, 2017. For the three months ended March 31, 2016, the Company repurchased 437,582 shares of its common stock at an average price of $7.27 per share for a total cost of approximately $3.2 million. At March 31, 2017, approximately $5.2 million remained available under the Company's share repurchase program.
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
The 2011 Plan provides for the issuance of stock options, restricted stock, restricted stock units, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the 2011 Plan, the Company reserved 1,662,000 shares of common stock for issuance thereunder. On January 1st of each year, beginning January 1, 2012, the number of shares reserved under the 2011 Plan increased or will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s Board of Directors. As of March 31, 2017, 2,259,521 shares of common stock were available for future grant under the 2011 Plan.
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

Stock Options
The following summarizes stock option activity under stock incentive plans for the three months ended March 31, 2017:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2016	1,334,877	$11.32		$6,787
Granted	—	—
Exercised	(231,216)	10.58
Forfeited	(18,501)	12.80
Outstanding at March 31, 2017	1,085,160	$11.45	6.77	$9,607
Exercisable as of March 31, 2017	784,278	$11.17	6.39	$7,159

(1)
The aggregate intrinsic value is calculated as the positive difference, if any, between the exercise price of the underlying stock options and the fair market value of the Company’s common stock on March 31, 2017.

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
The following table summarizes restricted stock unit activity for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2016	1,369,996	$11.32
Restricted stock units granted	582,417	19.17
Restricted stock units vested	(242,239)	10.93
Restricted stock units forfeited	(91,396)	10.78
Unvested restricted stock units as of March 31, 2017	1,618,778	$14.23

Restricted Stock Awards
The Company grants restricted stock awards to members of the Board of Directors annually. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. Awards to directors vest in full and become unrestricted shares on the earlier of the one year anniversary of the date of grant, or the date of the Company’s next annual meeting of stockholders.
The following table summarizes restricted stock award activity for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2016	114,622	$9.55
Restricted stock awards granted	—	—
Restricted stock awards vested (restriction lapsed)	(3,584)	10.38
Restricted stock awards forfeited	—	—
Unvested restricted stock awards as of March 31, 2017	111,038	$9.52

Equity Awards with Market-Based Vesting Conditions

On February 10, 2017, the Company granted 149,569 restricted stock units with market-based vesting conditions. These restricted stock units contain both performance and service vesting conditions. These awards will meet the performance vesting condition if, within three years from the date of grant, the closing price per share of the Company's common stock is at least $25.00 per share for 20 consecutive trading days. Upon achievement of the applicable performance vesting condition, the award will be subject to service vesting, with vesting to occur in four equal quarterly installments over the one-year period from the date of achieving the performance-based vesting conditions, subject to the recipient's continued service to the Company through the applicable vesting date.

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
The grant-date stock price and assumptions used to estimate the derived service period and fair value of the equity awards with market-based vesting conditions were as follows:

	As of February 10,	As of February 1,
	2017	2016
Grant-date stock price	$19.15	$8.95
Assumptions
Risk-free interest rate	1.47%	1.01%
Expected dividend yield	—%	—%
Expected volatility	41.92%	40.00%
The Company recognizes the stock-based compensation expense on equity awards with market-based vesting conditions in the consolidated statements of operations over the requisite service period. The achievement of certain market-based vesting conditions may result in the acceleration of recognizing stock-based compensation expense compared to the original valuation. As of March 31, 2017, the Company had achieved certain market-based vesting conditions, which resulted in additional expense.
The following table summarizes equity awards with market-based vesting conditions activity for the three months ended March 31, 2017:

	Options with Market-Based Vesting Conditions	Weighted Average Grant Date Fair Value	Restricted Stock Units with Market-Based Vesting Conditions	Weighted Average Grant Date Fair Value
Unvested market-based vesting awards as of December 31, 2016	125,000	$7.65	367,500	$6.00
Market-based vesting awards granted	—	—	149,569	13.60
Market-based vesting awards vested	—	—	(82,500)	5.40
Market-based vesting awards forfeited	—	—	(22,500)	4.34
Unvested market-based vesting awards as of March 31, 2017	125,000	$7.65	412,069	$8.97

Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$231	$214
Research and development	309	285
General and administrative	1,957	1,633
Sales and marketing	280	211
Total stock-based compensation expense	$2,777	$2,343
10. Income Taxes
The Company's effective income tax rates were 211.8% and (2.1%) for the three months ended March 31, 2017 and 2016, respectively. The Company's effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2017, the effective income tax rate varied from the statutory income tax rate principally due to the release of valuation allowance as a result of the acquisition of Double-Take, which is recorded discretely, and pre-tax book losses in the U.S. and Switzerland that cannot be benefited. The tax benefit recognized during the three months ended March 31, 2017, consists of a tax benefit for a U.S. valuation allowance release that is partially offset by foreign tax expense.
The Company's effective income tax rate in the three months ended March 31, 2017 differed from the three months ended March 31, 2016 primarily due to the partial release of U.S. valuation allowance due to a net deferred tax liability recorded in the acquisition of Double-Take. The net deferred tax liability primarily relates to non-tax deductible intangible assets recognized in the financial statements which generate a deferred tax liability. The net deferred tax liability established is estimated to be a source of income to utilize previously unrecognized deferred tax assets in the U.S. Therefore, the Company has recorded a discrete tax benefit of $14.8 million in the three months ended March 31, 2017 for the release of valuation allowance related to the deferred tax liability recorded in purchase accounting. The U.S. maintains a valuation allowance on the overall U.S. net deferred tax asset as it is deemed more likely than not the U.S. net deferred tax asset will not be realized.
11. Commitments and Contingencies
Operating Leases
The Company leases facilities under leases that expire at varying dates through 2024. Certain of these leases contain renewal options and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters); Salt Lake City, Utah; and Oakville, Canada; as well as various other locations in North America and Europe. The Company has lease agreements to rent data center space in Wakefield, Massachusetts; Phoenix, Arizona; Chandler, Arizona; Bluffdale, Utah; and Ashburn, Virginia. The Company has data center colocation agreements in place with Iron Mountain and Center 7 to rent colocation space at each of their data centers. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases. Rent expense was $2.2 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, $5.2 million and $4.6 million, respectively, was included in accrued expenses and other long-term liabilities related to the deferred rent.
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

Future non-cancellable minimum lease payments under all operating leases as of March 31, 2017, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases	Total
Remainder of 2017	$3,421	$2,602	$6,023
2018	3,291	2,000	5,291
2019	2,415	870	3,285
2020	2,262	825	3,087
2021	2,318	849	3,167
Thereafter	6,366	—	6,366
Total	$20,073	$7,146	$27,219
Other Non-cancellable Commitments
As of March 31, 2017, the Company had non-cancellable commitments to vendors primarily consisting of advertising, marketing and broadband services contracts, as follows (in thousands):

Years Ended December 31,
Remainder of 2017	$5,208
2018	1,008
2019	249
2020	—
2021	—
Total	$6,465
Litigation
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
12. Retirement Plan
The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status and age requirements. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. For the three months ended March 31, 2017 and 2016, the Company’s matching contributions to the plan were $0.6 million and $0.4 million, respectively.
13. Restructuring

The Company did not record any restructuring charges for the three month period ended March 31, 2017. For the three month period ended March 31, 2016, the Company recorded restructuring charges of $0.8 million associated with the reorganization and consolidation of certain operations as well as disposal of certain assets, due to the EVault acquisition.
The Company did not have any amounts accrued related to restructuring charges as of March 31, 2017 or December 31, 2016, respectively.
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
The Credit Facility is secured by substantially all of the Company’s assets and contains customary affirmative and negative covenants, including financial covenants specifying a minimum quick ratio and minimum consolidated free cash flow, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Credit Facility. Prior to 2017, the Credit Facility was amended on three occasions. These amendments made technical corrections to certain definitions, updated calculations of financial covenants, and provided consent to the Company's share repurchase plan.
On January 30, 2017, the Company entered into a fourth amendment to the Credit Facility with Silicon Valley Bank (the "2017 Amendment"), which increased the Credit Facility in the amount of $15.0 million to a total credit limit of $40.0 million. The 2017 Amendment also included certain changes to the definitions and calculations of financial covenants. On January 31, 2017, $39.2 million was drawn from the Credit Facility, and was used to partially fund the acquisition of Double-Take.
As of March 31, 2017, the Company had $39.2 million in loans outstanding and one letter of credit for $0.8 million outstanding under the Credit Facility related to the security deposit on the lease for the Company's corporate headquarters. As of March 31, 2017, the Company had no availability under the Credit Facility. On March 29, 2017, the Company notified Silicon Valley Bank of its intention to prepay in full all amounts outstanding under the Credit Facility. This termination and prepayment is effective upon the Company's issuance of convertible notes on April 4, 2017.
15. Subsequent Events
Convertible Notes

On April 4, 2017, the Company entered into a private offering for $125.0 million aggregate principal amount of Convertible Senior Notes ("convertible notes"). The Company granted the initial purchasers of the convertible notes a 30-day option to purchase up to an additional $18.8 million aggregate principal amount of convertible notes, solely to cover over-allotments. The 30-day option was fully exercised. The convertible notes accrue interest at 2.50% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2017. The convertible notes will mature on April 1, 2022, unless earlier repurchased, redeemed or converted.

The convertible notes may be converted into units at a conversion price of $25.84 with each unit consisting of one share of common stock. Prior to January 1, 2022, the convertible notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Carbonite will satisfy any conversion elections by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.

On or after January 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of our common stock, at the Company's election.

Settlement and Termination of Credit Facility

In connection with the convertible notes, the Company utilized $39.2 million of the net proceeds from the offering to repay all amounts outstanding under its revolving credit facility and to terminate the facility.

Share Repurchase

On April 4, 2017, the Company utilized $15.0 million of the net proceeds from the sale of the convertible notes to repurchase shares of its common stock repurchased from purchasers of convertible notes in this offering in privately negotiated transactions effected through one or more of the initial purchasers or their affiliates conducted concurrently with the pricing of the convertible notes.

Employee Stock Purchase Plan

At the Company's annual meeting held on May 8, 2017, the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (“2017 ESPP”). The 2017 ESPP had previously been approved by the Company’s Board of Directors, subject to stockholder approval. The Company may issue up to an aggregate of 600,000 shares under the 2017 ESPP. The 2017 ESPP will become effective on July 1, 2017 for all U.S. and Canadian employees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed on March 16, 2017 with the SEC.
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
Overview
We are a provider of data protection solutions for businesses and the IT professionals who serve them. Our product suite provides a full complement of backup, disaster recovery and high availability solutions for any size business in any location around the world, all supported by a state-of-the-art global infrastructure
We derive the majority of our revenue from subscription fees with consistently strong retention rates and a scalable infrastructure to support our growth. The remainder of our revenue is derived from software arrangements, which often contain multiple revenue elements, such as software licenses, hardware, professional services and post-contract customer support. Our customers come from the following primary sources: SMBs who buy our solutions directly from our website, our inside sales team, or from our network of sales channel partners, and consumers who sign up for Carbonite backup solutions on our website in response to our direct marketing campaigns.

On January 31, 2017, we completed the acquisition of all the outstanding capital stock of Double-Take for a purchase price of $65.9 million, which was comprised of $59.7 million in cash, net of cash acquired, 332,326 shares of our common stock with a fair value of $5.7 million and the estimated future working capital payment of $0.4 million. We believe the acquisition strengthens our overall leadership position in the data protection market for mid-sized businesses and strengthens our technology portfolio.
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
Our operating costs continue to grow as we invest in strategic acquisitions, new customer acquisition, and research and development to grow SMB market share. We expect to continue to devote substantial resources to integration, global expansion, customer acquisition, and product innovation. In addition, we expect to invest heavily in our operations to support our anticipated growth.

We generally defer revenue over our customers’ subscription periods but expense marketing costs as incurred. As a result of these factors, we expect to continue to incur GAAP operating losses on an annual basis for the foreseeable future. For the three months ended March 31, 2017, we generated revenues of $57.1 million, compared to $48.1 million for the three months ended March 31, 2016, an increase of 19%.
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

•
Adjusted free cash flow. We calculate adjusted free cash flow by subtracting the cash paid for the purchase of property and equipment and adding the payments related to acquisitions, restructuring, litigation and the cash portion of the lease exit charge from net cash provided by operating activities. Our management uses adjusted free cash flow to assess our business performance and evaluate the amount of cash generated by our business.

Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue but may result in material monthly and quarterly variances in one or more of the key business metrics described above.
First Quarter 2017 Results
For the first quarter of 2017, we announced the following GAAP results:

•	Revenue for the first quarter was $57.1 million, an increase of 19% from $48.1 million in the first quarter of 2016.

•	Cash flow from operations for the first quarter was $7.7 million, compared to ($6.8) million in the first quarter of 2016.

Performance Highlights
The following table presents our performance highlights for key metrics for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except percentage data)
Key metrics (1):
Bookings	$62,122	$52,315
Annual retention rate	86%	85%
Renewal rate	85%	84%
Adjusted free cash flow	$2,390	$(533)
(1) See the Key Business Metrics section for the definition of these key metrics, and refer to the Other Financial Data section for the reconciliation of bookings and adjusted free cash flow to the most directly comparable financial measures presented in accordance with GAAP.

The following table presents our bookings by line of business for the periods presented:

	Three Months Ended March 31,		Change
	2017	2016	%
	(in thousands, except percentage data)
Consumer	$22,047	$22,950	(4)%
SMB	40,075	29,365	36%
Total bookings	$62,122	$52,315	19%
Our bookings increased by $9.8 million for the three month period ended March 31, 2017, compared to the corresponding period in 2016, primarily due to the inclusion of bookings from the acquisition of Double-Take which closed during 2017, and increased sales of higher priced SMB solutions. We continue to focus on growing our relationships with active reseller partners, with bookings for our small business solutions representing 65% of total bookings for the first quarter of 2017, up from 56% in the first quarter of 2016. Our total bookings growth rate for the three month period ended March 31, 2017 was impacted by a decline in our growth rates in consumer bookings. We expect this trend to continue.
Our adjusted free cash flow has increased by $2.9 million for the three month period ended March 31, 2017 compared to the corresponding period in 2016, primarily due the timing of payments compared to the corresponding period in 2016 that was impacted by an increase in receivables driven by an interruption to EVault's collection cycle, offset by an increase in purchases related to storage equipment associated with our data center consolidation.
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

We consider the assumptions and estimates associated with revenue recognition, business combinations, goodwill and acquired intangible assets, income taxes and stock-based compensation to be our critical accounting policies and estimates. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed on March 16, 2017 with the SEC.

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

	Three Months Ended March 31,
	2017	2016
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%
Cost of revenue	30.4	30.7
Gross profit	69.6	69.3
Operating expenses:
Research and development	18.1	18.2
General and administrative	22.5	23.7
Sales and marketing	41.0	35.1
Restructuring charges	0.0	1.6
Total operating expenses	81.6	78.6
Loss from operations	(12.0)	(9.3)
Interest and other income (expense), net	0.1	(0.3)
Loss before income taxes	(11.9)	(9.6)
(Benefit) provision for income taxes	(25.2)	0.2
Net income (loss)	13.3%	(9.8)%
Comparison of the Three Months Ended March 31, 2017 and 2016
Revenue

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands, except percentage data)
Revenue	$57,099	$48,115	$8,984	18.7%
Revenue increased for the three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016, primarily due to the inclusion of revenue from our recently acquired Double-Take product offerings and increased sales of higher priced SMB solutions.

Cost of revenue, gross profit, and gross margin

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands, except percentage data)
Cost of revenue	$17,355	$14,755	$2,600	17.6%
Percent of revenue	30.4%	30.7%
Components of cost of revenue:
Personnel-related costs	$6,902	$5,666	$1,236	21.8%
Hosting and depreciation costs	5,246	5,732	(486)	(8.5)%
Amortization, software and other	5,207	3,357	1,850	55.1%
Total cost of revenue:	$17,355	$14,755	$2,600	17.6%
Gross profit	$39,744	$33,360	$6,384	19.1%
Gross margin	69.6%	69.3%
Our gross margin remained relatively consistent for the three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016. The increase in total costs of revenue in the three month period ended March 31, 2017 is due primarily to an increase in developed technology amortization related to the acquisition of Double-Take, an increase in personnel-related costs related to additional headcount and the acquisition of Double-Take personnel, partially offset by a decrease in hosting and depreciation costs.
Operating expenses
Research and development

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands, except percentage data)
Research and development	$10,327	$8,736	$1,591	18.2%
Percent of revenue	18.1%	18.2%
Components of research and development:
Personnel-related costs	$7,963	$6,354	$1,609	25.3%
Third-party outsourcing costs	474	374	100	26.7%
Hosting, consulting and other	1,890	2,008	(118)	(5.9)%
Total research and development:	$10,327	$8,736	$1,591	18.2%
Research and development expenses increased for the three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016, primarily as a result of an increase in personnel-related costs associated with additional research and development headcount and the acquisition of Double-Take research and development employees.

General and administrative

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands, except percentage data)
General and administrative	$12,870	$11,420	$1,450	12.7%
Percent of revenue	22.5%	23.7%
Components of general and administrative:
Personnel-related costs	$6,399	$5,068	$1,331	26.3%
Professional fees	4,805	4,774	31	0.6%
Consulting, taxes and other	1,666	1,578	88	5.6%
Total general and administrative:	$12,870	$11,420	$1,450	12.7%
General and administrative expenses increased for the three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016, primarily as a result of increased personnel-related costs associated with additional headcount to support our overall growth.

Sales and marketing

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands, except percentage data)
Sales and marketing	$23,420	$16,882	$6,538	38.7%
Percent of revenue	41.0%	35.1%
Components of sales and marketing:
Personnel-related costs	$10,969	$7,626	$3,343	43.8%
Advertising costs	5,002	4,083	919	22.5%
Costs of credit card transactions and offering free trials	1,753	1,689	64	3.8%
Agency fees, consulting and other	5,696	3,484	2,212	63.5%
Total sales and marketing:	$23,420	$16,882	$6,538	38.7%
Sales and marketing expenses increased for the three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016, primarily due to increased personnel-related costs associated with additional sales and marketing headcount and the acquisition of Double-Take sales and marketing employees. Additionally, advertising costs, agency fees, consulting and other costs increased due to an increase in our overall marketing efforts associated with promoting Carbonite's expanded set of offerings to a broader audience, the inclusion of the Double-Take business in our consolidated results and an increase in consulting expenses.
Restructuring
We did not record any restructuring charges for the three month period ended March 31, 2017. We recorded restructuring charges of $0.8 million in the first quarter of 2016, primarily related to the reorganization and consolidation of certain operations as well as disposal of certain assets. See Note 13—Restructuring to our condensed consolidated financial statements included in this Quarterly Report for additional information.
Income Taxes
We recorded income tax (benefit) provision of ($14.4 million) and $0.1 million for the three month periods ended March 31, 2017 and March 31, 2016, respectively. Our effective income tax rates were 211.8% and (2.1%) for the three month periods ended March 31, 2017 and March 31, 2016, respectively. Our effective income tax rate varied from the statutory income tax rate principally due to the release of valuation allowance as a result of the acquisition of Double-Take, which is recorded discretely, and pre-tax book losses in the U.S. and Switzerland that cannot be benefited.
Our effective income tax rate in the three months ended March 31, 2017 differed from the three months ended March 31, 2016 primarily due to the partial release of U.S. valuation allowance due to a net deferred tax liability recorded in the acquisition of Double-Take. The net deferred tax liability primarily relates to non-tax deductible intangible assets recognized in the financial statements which generate a deferred tax liability. The net deferred tax liability established is estimated to be a source of income to utilize previously unrecognized deferred tax assets in the U.S. Therefore, we have recorded a discrete tax benefit of $14.8 million in the three months ended March 31, 2017 for the release of valuation allowance related to the deferred tax liability recorded in purchase accounting. The U.S. maintains a valuation allowance on the overall U.S. net deferred tax asset as it is deemed more likely than not the U.S. net deferred tax asset will not be realized.
Other Financial Data
In addition to our results discussed above determined under GAAP, we believe that bookings, annual retention rate, renewal rate, and adjusted free cash flow are useful to investors in evaluating our operating performance. See the Performance Highlights section for the table presenting our performance highlights for the three months ended March 31, 2017 and 2016. Management considers these financial and operating metrics critical to understanding our business, reviewing our historical performance, measuring and identifying current and future trends, and for planning purposes. Securities analysts also frequently use bookings and adjusted free cash flow as supplemental measures to evaluate the overall performances of companies.
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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenue	$57,099	$48,115
Add change in deferred revenue, net of foreign exchange (excluding acquisitions)	5,023	4,200
Bookings	$62,122	$52,315

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash provided by (used in) operating activities	$7,696	$(6,757)
Subtract capital expenditures	(6,568)	(1,924)
Free cash flow	1,128	(8,681)
Add acquisition-related payments	1,230	7,056
Add restructuring-related payments	—	102
Add cash portion of lease exit charge	—	66
Add litigation-related payments	32	924
Adjusted free cash flow	$2,390	$(533)
Liquidity and Capital Resources
As of March 31, 2017, we had cash and cash equivalents and marketable securities of $41.9 million, which consisted of cash, money market funds, U.S. agency and treasury securities, and certificates of deposit. We have no available borrowings under our revolving credit facility.
Sources of funds
We believe, based on our current operating plan, that our existing cash and cash equivalents, marketable securities and cash provided by operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.
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
On April 4, 2017, we entered into a private offering for $125.0 million aggregate principal amount of convertible notes. We granted the initial purchasers of the convertible notes a 30-day option to purchase up to an additional $18.8 million aggregate principal amount of convertible notes, soley to cover over-allotments. The 30-day option was fully exercised. The convertible notes accrue interest at 2.50% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2017. The convertible notes will mature on April 1, 2022, unless earlier repurchased, redeemed or converted.
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

Cash flows
The following table summarizes our net cash inflows (outflows) for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$7,696	$(6,757)
Net cash used in investing activities	$(66,046)	$(13,462)
Net cash provided by (used in) financing activities	$40,984	$(2,932)
Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net income (loss), growth in sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.
In the three months ended March 31, 2017, cash provided by operating activities was $7.7 million, which was driven by our net income of $7.6 million, an increase in deferred revenue of $5.1 million, a decrease in working capital of $3.6 million and a net adjustment for non-cash charges of $7.3 million, primarily comprised of $4.9 million of depreciation and amortization, $2.8 million of stock-based compensation expense, offset by a gain on sales of businesses of $0.4 million. These cash inflows were partially offset by a decrease in other assets and liabilities of $15.9 million.
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
Investing activities
In the three months ended March 31, 2017, cash used in investing activities was $66.0 million, which was primarily driven by our payment of $59.7 million in connection with the acquisition of Double-Take, capital expenditures of $6.6 million, a purchase of marketable securities and derivatives of $0.4 million, partially offset by proceeds from the sale of businesses of $0.3 million and proceeds from maturities of marketable securities of $0.4 million.

In the three months ended March 31, 2016, cash used in investing activities was $13.5 million, which was primarily driven by our payment of $11.0 million in connection with the acquisition of EVault, a purchase of marketable securities and derivatives of $0.6 million, and capital expenditures of $1.9 million.
Financing activities
In the three months ended March 31, 2017, cash provided by financing activities was $41.0 million, which was primarily driven by $39.1 million proceeds from long-term borrowings, net of debt issuance costs and $2.4 million proceeds from the exercise of stock options, partially offset by $0.5 million repurchase of common stock.

In the three months ended March 31, 2016, cash used in financing activities was $2.9 million, which was primarily driven by a $3.2 million repurchase of common stock, partially offset by net proceeds from the exercise of stock options of $0.3 million.
Off-balance sheet arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements.

Contractual obligations
The following table summarizes our contractual obligations at March 31, 2017 (in thousands):

	Payment Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Office lease obligations	$20,073	$3,421	$5,706	$4,580	$6,366
Data center lease obligations	7,146	2,602	2,870	1,674	—
Hosted software solution obligations	2,928	1,725	1,203	—	—
Consulting obligations	1,635	1,635	—	—	—
Other purchase commitments	1,902	1,848	54	—	—
Total	$33,684	$11,231	$9,833	$6,254	$6,366
(1) The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.  There have been no material changes to our uncertain tax positions in the first quarter of 2017.

(2) Certain amounts in the table above relating to colocation leases for the Company's servers include usage based charges in addition to base rent.
The commitments under our office lease obligations shown above consist primarily of lease payments for our Boston, Massachusetts corporate headquarters, our administrative offices in Salt Lake City, Utah and our research and development facility in Oakville, Ontario, Canada.
Commitments under our data center lease obligations included above consist of Wakefield, Massachusetts; Chandler, Arizona; Phoenix, Arizona; Bluffdale, Utah; and Ashburn, Virginia data centers. Additional commitments within this line consist of data center colocation agreements in place with Iron Mountain and Center 7.
Other purchase commitments shown above consist of contractual commitments to various vendors primarily for advertising, marketing, and broadband services.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 16, 2017. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

The Company's operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, liquidity and results of operations. There have been no material changes to the risks and uncertainties previously presented in "Item 1A. Risk Factors", in our Annual Report on Form 10-K filed with the SEC on March 16, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sale of Unregistered Securities
As previously reported in the Company's Current Report on Form 8-K filed January 31, 2017, the Company acquired Double-Take in exchange for cash and an issuance of the Company's common stock to the sellers on January 31, 2017. In accordance with the pricing formula under the applicable Stock Purchase Agreement, the number of Carbonite common shares issued at closing was 332,326. The transaction was structured as a private placement solely to accredited investors and therefore with respect to this issuance the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

(b) Use of Proceeds
Not applicable. The Company did not receive proceeds for the sale of unregistered securities in the three months ended March 31, 2017.

(c) Issuer Purchases of Equity Securities
The following table is a summary of the Company's repurchases of our common stock in the first quarter of 2017:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (3)
January 1, 2017 - January 31, 2017	—	$—	—	$10,178,709
February 1, 2017 - February 28, 2017	14,580	$19.82	—	$10,178,709
March 1, 2017 - March 31, 2017	779,189	$19.51	767,400	$5,214,409
	793,769		767,400

(1)
During the three months ended March 31, 2017, the Company repurchased in the aggregate 767,400 shares of common stock pursuant to our previously-announced program and 26,369 shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

(2)
The average price per share for each of the months in the fiscal quarter was calculated by dividing (a) the sum for the aggregate value of the tax withholding obligations and the aggregate amount paid for shares acquired under the Company's share repurchase program, described in Note 8—Stockholders' Equity to its condensed consolidated financial statements, by (b) the sum of the number of shares withheld and the number of shares acquired in the Company's share repurchase program.

(3)
In May 2015, the Company's Board of Directors authorized a $20.0 million share repurchase program, announced on May 14, 2015 and effective from May 15, 2015 through May 15, 2018. On March 22, 2017, the Company's Board of Directors authorized an increase of $10.0 million to the share repurchase program.

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

CARBONITE, INC.

Dated: May 10, 2017	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer

Dated: May 10, 2017	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Accounting Officer