Form 10-Q
period 2017-06-30
Carbonite Inc
filed 2017-08-07
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
As of July 31, 2017, there were 27,799,054 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Carbonite, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$125,099	$59,152
Trade accounts receivable, less allowances for doubtful accounts of $1,717 and $1,587	23,505	16,639
Prepaid expenses and other current assets	7,850	7,325
Restricted cash	—	135
Total current assets	156,454	83,251
Property and equipment, net	27,798	23,872
Other assets	348	157
Acquired intangible assets, net	45,924	13,751
Goodwill	74,082	23,728
Total assets	$304,606	$144,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,021	$5,819
Accrued expenses	20,631	19,768
Current portion of deferred revenue	102,224	86,311
Total current liabilities	128,876	111,898
Long-term debt, net of debt issuance costs	108,782	—
Deferred revenue, net of current portion	24,756	21,280
Other long-term liabilities	6,186	5,747
Total liabilities	268,600	138,925
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at June 30, 2017 and December 31, 2016; 29,761,326 shares issued and 27,792,968 shares outstanding at June 30, 2017; 28,545,089 shares issued and 27,394,024 shares outstanding at December 31, 2016	298	285
Additional paid-in capital	224,815	177,931
Treasury stock, at cost (1,968,358 and 1,151,065 shares as of June 30, 2017 and December 31, 2016, respectively)	(26,630)	(10,657)
Accumulated other comprehensive income	1,650	3,317
Accumulated deficit	(164,127)	(165,042)
Total stockholders’ equity	36,006	5,834
Total liabilities and stockholders’ equity	$304,606	$144,759
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Revenue	$59,034	$53,435	$116,133	$101,550
Cost of revenue	18,311	15,864	35,666	30,619
Gross profit	40,723	37,571	80,467	70,931
Operating expenses:
Research and development	10,927	8,380	21,254	17,116
General and administrative	11,076	10,389	23,946	21,809
Sales and marketing	23,373	17,323	46,793	34,205
Restructuring charges	—	32	—	805
Total operating expenses	45,376	36,124	91,993	73,935
(Loss) income from operations	(4,653)	1,447	(11,526)	(3,004)
Interest (expense) income, net	(2,239)	(97)	(2,441)	(95)
Other income (expense), net	915	100	1,195	(52)
(Loss) income before income taxes	(5,977)	1,450	(12,772)	(3,151)
Provision (benefit) for income taxes	403	290	(13,987)	385
Net (loss) income	$(6,380)	$1,160	$1,215	$(3,536)
Net (loss) income per common share:
Basic	$(0.23)	$0.04	$0.04	$(0.13)
Diluted	$(0.23)	$0.04	$0.04	$(0.13)
Weighted-average number of common share outstanding:
Basic	27,525,647	26,901,419	27,672,804	26,977,919
Diluted	27,525,647	27,012,361	28,354,616	26,977,919
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net (loss) income	$(6,380)	$1,160	$1,215	$(3,536)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,423)	691	(1,667)	118
Total other comprehensive (loss) income	(1,423)	691	(1,667)	118
Total comprehensive (loss) income	$(7,803)	$1,851	$(452)	$(3,418)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Operating activities
Net income (loss)	$1,215	$(3,536)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,392	8,378
(Gain) loss on disposal of equipment	(928)	468
Stock-based compensation expense	5,965	4,498
Benefit for deferred income taxes	(14,964)	(169)
Non-cash interest expense related to amortization of debt discount	1,466	—
Other non-cash items, net	(249)	280
Changes in assets and liabilities:
Accounts receivable	(89)	(13,458)
Prepaid expenses and other current assets	(58)	(2,026)
Other assets	(137)	1
Accounts payable	627	(4,113)
Accrued expenses	(2,340)	3,841
Other long-term liabilities	120	(353)
Deferred revenue	9,548	4,516
Net cash provided by (used in) operating activities	10,568	(1,673)
Investing activities
Purchases of property and equipment	(10,039)	(2,809)
Proceeds from sale of property and equipment	560	—
Proceeds from maturities of marketable securities and derivatives	370	1,000
Purchases of marketable securities and derivative settlements	(2,433)	(1,476)
Proceeds from sale of businesses	295	—
Payment for acquisition, net of cash acquired	(60,198)	(11,625)
Net cash used in investing activities	(71,445)	(14,910)
Financing activities
Proceeds from exercise of stock options	3,337	381
Repurchase of common stock	(15,973)	(4,626)
Proceeds from long-term borrowings, net of debt issuance costs	177,797	—
Payments on long-term borrowings	(39,200)	—
Net cash provided by (used in) financing activities	125,961	(4,245)
Effect of currency exchange rate changes on cash	863	95
Net increase (decrease) in cash and cash equivalents	65,947	(20,733)
Cash and cash equivalents, beginning of period	59,152	63,936
Cash and cash equivalents, end of period	$125,099	$43,203
Supplemental disclosure of cash flow information
Cash paid for income taxes	$616	$480
Supplemental disclosure of non-cash investing and financing activities:
Capitalization of stock-based compensation	$112	$30
Acquisition of property and equipment included in accounts payable and accrued expenses	$(1,050)	$(63)
Issuance of common stock for acquisition	$5,733	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Nature of Business
Carbonite, Inc. ("we" or the “Company”) was incorporated in the State of Delaware on February 10, 2005 and is a provider of data protection solutions for businesses and the IT professionals who serve them. The Company's product suite, including EVault, Inc. ("EVault") and Double-Take Software, Inc. ("Double-Take"), provides a full complement of backup, disaster recovery and high availability solutions for any size business in locations around the world, all supported by a secure global infrastructure.
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
Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier adoption permitted for all entities. On January 1, 2017, the Company adopted ASU 2016-09.  In connection with the adoption of this standard, the Company changed its accounting policy to record actual forfeitures as they occur, rather than estimating forfeitures by applying a forfeiture rate. As this policy change was applied prospectively, prior periods have not been adjusted. As a result of adoption, the Company recorded an immaterial impact to retained earnings and additional paid in capital. The Company retrospectively adjusted the classification of excess tax benefits on the statement of cash flow from financing to operating; the effect was immaterial.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). The amendments in ASU 2017-09 clarify that modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the changes in terms or conditions. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017. Early application is permitted and prospective application is required. As early adoption is permitted, the Company adopted this standard in the second quarter of 2017, which did not have a material impact on the consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued an amendment to the standard, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued an additional amendment to the standard, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the guidance on identifying performance obligations and the implementation guidance on licensing. The collective guidance will be effective for the Company on January 1, 2018, with early adoption permitted. The guidance may be applied retrospectively to each prior period presented (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial adoption (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018. The Company currently expects to apply the modified retrospective transition method. While the Company continues to assess the potential impact of these standards on its consolidated financial statements and disclosures, the Company has begun identifying necessary changes to its systems, processes, and internal controls. The Company continues to refine its implementation timeline which is expected to last the duration of 2017.

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

On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the effect of the standard on its consolidated financial statements, but does not expect it to have a material impact.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this ASU clarify the requirements for a set of activities to be considered a business and narrows the definition of an output. ASU 2017-01 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2017-01 using a prospective approach. The Company is currently evaluating the effect of the standard on its consolidated financial statements, but does not expect it to have a material impact.

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

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets ("ASU 2017-05"). The amendments in ASU 2017-05 define the term in substance nonfinancial asset. The amendments further clarify that if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets. For public entities, ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with earlier adoption permitted for all entities. The Company is currently assessing the effect of the standard on its consolidated financial statements.
3. Net (Loss) Income Per Share
Basic (loss) income per share is calculated by dividing the net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is calculated by dividing net (loss) income by the sum of the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method. For the periods in which the Company incurred a net loss, the effect of the Company's outstanding common stock equivalents were not included in the calculation of diluted loss per share as they were anti-dilutive. Accordingly, basic and diluted net loss per share for those periods were identical.
The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(6,380)	$1,160	$1,215	$(3,536)
Denominator:
Weighted average common shares outstanding, basic	27,526	26,901	27,673	26,978
Effect of potential dilutive common shares	—	111	682	—
Weighted average shares outstanding, diluted	27,526	27,012	28,355	26,978
Basic net (loss) income per share	$(0.23)	$0.04	$0.04	$(0.13)
Diluted net (loss) income per share	$(0.23)	$0.04	$0.04	$(0.13)
The following options to purchase common shares and restricted stock units have been excluded from the computation of diluted net (loss) income per share because they had an anti-dilutive impact (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options to purchase common shares	36	1,622	36	1,974
Restricted stock units	332	1,298	559	2,006
Total	368	2,920	595	3,980
The Company has outstanding convertible notes issued in April 2017 that have the potential to dilute basic earnings per share in future periods which have been excluded from the calculation of diluted earnings per share. As the closing price of the Company's common stock on June 30, 2017 did not exceed the conversion price on the notes of $25.84 and the Company has the ability and intent to settle the notes in cash, there was no impact on diluted earnings per share during the three and six months ended June 30, 2017.
4. Fair Value of Financial Instruments

Derivative Instruments

Non-designated Foreign Currency Contracts

The Company uses foreign currency forward contracts as part of its strategy to manage exposure related to Euro denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. Accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in the consolidated balance sheets, with changes in the fair value recorded in earnings as other income (expense), net in the consolidated statements of operations. Cash flows from the settlement of these non-designated foreign currency contracts are reported in cash flows from investing activities. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At June 30, 2017 and December 31, 2016, the Company had outstanding contracts with a total notional value of $43.8 million and $37.7 million, respectively.

The following table provides a quantitative summary of the fair value of derivative instruments not designated as hedging instruments as of June 30, 2017 and December 31, 2016 (in thousands):

		Fair Value
Description	Balance Sheet Classification	June 30, 2017	December 31, 2016
Derivative Assets:
Non-Designated Hedging Instruments
Foreign currency contracts	Prepaid expenses and other current assets	$25	$380
Total Derivative Assets		$25	$380

Derivative Liabilities:
Non-Designated Hedging Instruments
Foreign currency contracts	Accrued expenses	$812	$—
Total Derivative Liabilities		$812	$—
The following table summarizes the losses related to derivative instruments not designated as hedging instruments for the three and six month periods ended June 30, 2017 and 2016 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location in Statement of Operations	2017	2016	2017	2016
Foreign currency contracts	Other income (expense), net	$(2,820)	$1,042	$(3,231)	$(715)

Other Fair Value Measurements and Disclosures
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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$80,866	$—	$—	$80,866	$20,728	$—	$—	$20,728
Foreign currency exchange contracts	—	25	—	25	—	380	—	380
Total	$80,866	$25	$—	$80,891	$20,728	$380	$—	$21,108
Liabilities:
Foreign currency exchange contracts	—	812	—	812	—	—	—	—
Total	$—	$812	$—	$812	$—	$—	$—	$—

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

The Company estimates the fair value of its 2.50% convertible senior notes (the "Convertible Notes") using quoted market prices of the Convertible Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. The principal amount, carrying value of the Convertible Notes (the carrying value excludes the equity component of the Convertible Notes classified in equity) and related estimated fair value of the Company's Convertible Notes reported in the condensed consolidated balance sheet as of June 30, 2017 are as follows (in thousands):

	June 30, 2017
	Principal	Carrying Value	Fair Value
Convertible notes	$143,750	$108,783	$159,383

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

5. Acquisitions

2017 Acquisition

On January 31, 2017, the Company completed the acquisition of all the outstanding capital stock of Double-Take for a purchase price of $65.9 million, which was comprised of $59.7 million in cash paid at closing, net of cash acquired, 332,326 shares of our common stock with a fair value of $5.7 million and the working capital payment of $0.5 million. The working capital settlement was paid in June 2017. Double-Take develops, sells, and supports affordable software that allows IT organizations of all sizes to move, manage, protect, and recover workloads across any distance and any combination of physical and virtual server environments. Double-Take’s products and services are marketed and sold worldwide through their direct sales force and a network of business partners and distributors. In connection with the acquisition of Double-Take, the Company negotiated a transition services agreement ("TSA") to cover certain consulting, technology and accounting services for up to nine months post close. The Company has incurred approximately $0.9 million to date. The acquisition of Double-Take has been accounted for as a business combination and, in accordance with ASC 805, Business Combinations ("ASC 805"), the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates.

The Company also entered into a registration rights agreement ("Registration Rights Agreement"), whereby the Company agreed to register, on behalf of the sellers, the shares of common stock issued at closing. Pursuant to the terms in the Registration Rights Agreement, the Company filed a resale Form S-3 registration statement with the SEC that was declared effective on May 4, 2017.
The purchase price allocation is considered preliminary, and additional adjustments may be recorded during the allocation period in accordance with the FASB’s guidance regarding business combinations. The purchase price allocation will be finalized as the Company receives additional information relevant to the acquisition, including the final valuation and reconciliation of the assets purchased, including tangible and intangible assets, and liabilities assumed. During the second quarter of 2017, the Company recorded a measurement period adjustment in our condensed consolidated balance sheet. The measurement period adjustment was recorded as a $0.3 million decrease to goodwill, with an offsetting decrease to deferred tax liabilities of $0.2 million and a decrease to other non-current liabilities of $0.1 million. The following table summarizes the preliminary purchase price allocation, including the measurement period adjustments recorded in the second quarter of 2017 (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$59,740
Fair value of equity instruments	5,733
Working capital payment	458
Fair value of total consideration	$65,931

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$6,058
Prepaid and other current assets	158
Property and equipment	428
Other long-term assets	42
Intangible assets	36,700
Goodwill	49,473
Total assets acquired	92,859
Accounts payable	(636)
Accrued liabilities	(2,156)
Deferred revenues	(9,100)
Deferred tax liability	(14,918)
Other non-current liabilities	(118)
Net assets acquired	$65,931

The Company engaged a third-party valuation firm to assist in the valuation of intangible assets consisting of developed technology, customer relationships, and the Double-Take trade name as well as in the valuation of deferred revenue. The estimated fair values of intangibles assets of $36.7 million, and deferred revenue of $9.1 million, were developed by management based on their estimates, assumptions and acquisition history including reports from the third-party valuation firm. The estimated fair values of the intangible assets and deferred revenue are supported by valuations completed by management which were finalized in June 2017. The long-term deferred taxes of $14.9 million are primarily related to temporary differences associated with the fair value allocations of intangible assets, deferred revenue, fixed assets, and certain operating accruals. The fair values of the remaining Double-Take assets and liabilities noted above approximate their carrying values at January 31, 2017.

In connection with the acquisition of Double-Take, goodwill of $49.5 million was recognized for the excess purchase price over the fair value of the net assets acquired. The goodwill recorded in connection with this transaction is primarily related to revenue and cash flow projections associated with future technologies and new customer relationships. Goodwill from the acquisition of Double-Take is included within the Company’s one reporting unit and will be included in the annual review for impairment. Goodwill is not deductible for tax purposes as this acquisition was a stock purchase.

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

In the three months ended June 30, 2017 and 2016, acquisition-related expenses were $0.7 million and $0.5 million, respectively. In the six months ended June 30, 2017 and 2016, acquisition-related expenses were $3.7 million and $3.9 million respectively. Acquisition-related expenses have been included primarily in general and administrative expenses in the condensed consolidated statements of operations. The Company's prior year acquisition costs relate to the acquisition of certain assets of EVault. The Company determined that disclosing the amount of Double-Take related revenue and expenses included in the condensed consolidated statements of operations is impracticable as certain operations were integrated into the operations of the Company. Furthermore, the Company operates as a one reportable segment and does not consider Double-Take a separate reporting segment.

Pro Forma Financial Information
The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Double-Take for the three and six months ended June 30, 2016 as if the acquisition of Double-Take had been completed on January 1, 2016. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustment for deferred revenue, elimination of interest expense with a promissory note due to the parent company, and adjustments relating to the tax effect of combining the Carbonite and Double-Take businesses.
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Revenue	$61,821	$118,748
Net loss	$(1,859)	$(9,876)

Basic and diluted net loss per share	$(0.07)	$(0.36)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,233,745	27,310,245

2016 Acquisition

On January 13, 2016, the Company completed the acquisition of the North American cloud-based business continuity and disaster recovery assets of EVault and the acquisition of the assets used in the European Union operations of EVault was completed on March 31, 2016. The Company acquired EVault to offer business continuity and disaster recovery solutions designed for SMBs and small enterprises, including EVault Cloud Backup and Recovery, EVault Backup and Recovery Appliance and EVault Cloud Resiliency Services DRaaS offering.

The acquisition of EVault has been accounted for as a business combination and, in accordance with ASC 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates.

In connection with the acquisition of EVault, the Company negotiated a transition services agreement ("EVault TSA") that provides a credit to be used against future services provided under the terms of the agreement. The Company estimated the fair value of the EVault TSA credit to be $2.4 million and accounted for it as a reduction in consideration transferred in the purchase price allocation. The EVault TSA credit was recorded in prepaid expenses and other current assets on the consolidated balance sheet as of the acquisition date. The EVault TSA credit was fully expensed in 2016, and as such, there is no remaining balance of the EVault TSA credit on the consolidated balance sheet as of June 30, 2017.

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

6. Goodwill and Acquired Intangible Assets
As of June 30, 2017 and December 31, 2016, the carrying amount of goodwill was $74.1 million and $23.7 million, respectively. The following is a rollforward of our goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2016	$23,728
Goodwill acquired (1)	49,473
Goodwill divested	(27)
Effect of foreign exchange rates	908
Balance as of June 30, 2017	$74,082
(1) During the second quarter of 2017, goodwill was revised to reflect a purchase accounting measurement period adjustment related to the Double-Take acquisition. See Note 5—Acquisitions for additional information.

Purchased intangible assets consist of the following (in thousands):

		June 30, 2017			December 31, 2016
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	5.1	$42,866	$7,958	$34,908	$13,627	$5,016	$8,611
Customer relationships	6.4	10,643	2,587	8,056	6,056	2,170	3,886
Trade names	7.5	3,651	691	2,960	1,710	456	1,254
Non-compete agreements	3.0	230	230	—	380	380	—
Total	5.5	$57,390	$11,466	$45,924	$21,773	$8,022	$13,751
The Company recorded amortization expense of $2.7 million and $1.0 million for the three month periods ended June 30, 2017 and 2016, respectively; and $4.7 million and $2.0 million for the six month periods ended June 30, 2017 and 2016, respectively. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of trade names and non-compete agreements is recorded within general and administrative expenses.

Future estimated amortization expense of acquired intangibles as of June 30, 2017 is as follows (in thousands):

Remainder of 2017	$5,336
2018	10,654
2019	10,611
2020	9,028
2021	7,850
Thereafter	2,445
$45,924
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued compensation	$9,092	$9,919
Accrued consulting and professional fees	2,697	2,342
Accrued marketing	1,543	896
Accrued tax liabilities	1,303	2,267
Accrued facilities	1,090	1,033
Accrued interest	859	—
Accrued derivative liability	812	—
Accrued other expenses	3,235	3,311
Total accrued expenses	$20,631	$19,768

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
The Company made the following repurchases under the program during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(total cost, in millions)
Number of shares repurchased	—	136,536	767,400	574,118
Average repurchase price per share	$—	$9.53	$19.50	$7.81
Total cost	$—	$1.3	$15.0	$4.5
At June 30, 2017, approximately $5.2 million remained available under the Company's share repurchase program.

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
The 2011 Plan provides for the issuance of stock options, restricted stock, restricted stock units, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the 2011 Plan, the Company reserved 1,662,000 shares of common stock for issuance thereunder. On January 1st of each year, beginning January 1, 2012, the number of shares reserved under the 2011 Plan increased or will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s Board of Directors. As of June 30, 2017, 2,205,096 shares of common stock were available for future grant under the 2011 Plan.
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
Stock Options
The following summarizes service-based stock option activity under stock incentive plans for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2016	1,334,877	$11.32		$6,787
Granted	—	—
Exercised	(309,765)	10.75
Forfeited	(24,688)	12.52
Outstanding at June 30, 2017	1,000,424	$11.46	6.39	$11,945
Exercisable as of June 30, 2017	759,972	$11.22	6.00	$9,259

(1)
The aggregate intrinsic value is calculated as the positive difference, if any, between the exercise price of the underlying stock options and the fair market value of the Company’s common stock on June 30, 2017.

The Company generally estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. This model requires the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield.
Restricted Stock Units
The Company recognizes non-cash compensation expense over the vesting term of restricted stock units. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. Upon vesting and settlement, each restricted stock unit entitles the holder to receive one share of common stock. The following table summarizes restricted stock unit activity for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2016	1,369,996	$11.32
Restricted stock units granted	640,351	19.40
Restricted stock units vested	(353,533)	11.07
Restricted stock units forfeited	(139,331)	12.10
Unvested restricted stock units as of June 30, 2017	1,517,483	$14.72

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
The following table summarizes restricted stock award activity for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2016	114,622	$9.55
Restricted stock awards granted	50,988	21.00
Restricted stock awards vested (restriction lapsed)	(102,788)	9.50
Restricted stock awards forfeited	(375)	10.89
Unvested restricted stock awards as of June 30, 2017	62,447	$18.96

Equity Awards with Market-Based Vesting Conditions

On February 10, 2017, the Company granted 149,569 restricted stock units with market-based vesting conditions. These restricted stock units contain both performance and service vesting conditions. These awards will meet the performance vesting condition if, within three years from the date of grant, the closing price per share of the Company's common stock is at least $25.00 per share for 20 consecutive trading days. Upon achievement of the applicable performance vesting condition, the award will be subject to service vesting, with vesting to occur in four equal quarterly installments over the one-year period following the date of achieving the performance-based vesting conditions, subject to the recipient's continued service to the Company through the applicable vesting date.
On February 1, 2016, the Company granted 325,000 restricted stock units with market-based vesting conditions. These restricted stock units contain both performance and service vesting conditions. These awards will meet the performance vesting condition if, within three years from the date of grant, the closing price per share of the Company's common stock is at least $15.00 per share for 20 consecutive trading days. Upon achievement of the applicable performance vesting condition, the award will be subject to service vesting, with vesting to occur in four equal quarterly installments over the one-year period following the date of achieving the performance-based vesting conditions, subject to the recipient's continued service to the Company through the applicable vesting date. As of June 30, 2017, the market-based vesting conditions have been achieved associated with this grant.
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
The Company recognizes the stock-based compensation expense on equity awards with market-based vesting conditions in the consolidated statements of operations over the requisite service period. The achievement of certain market-based vesting conditions may result in the acceleration of recognizing stock-based compensation expense compared to the original valuation. As of June 30, 2017, the Company had achieved certain market-based vesting conditions, which resulted in additional expense.

The following table summarizes equity awards with market-based vesting conditions activity for the six months ended June 30, 2017:

	Options with Market-Based Vesting Conditions (1)	Weighted Average Grant Date Fair Value	Restricted Stock Units with Market-Based Vesting Conditions	Weighted Average Grant Date Fair Value
Unvested market-based vesting awards as of December 31, 2016	125,000	$7.65	367,500	$6.00
Market-based vesting awards granted	—	—	149,569	13.60
Market-based vesting awards vested	—	—	(170,000)	5.88
Market-based vesting awards forfeited	—	—	(22,500)	4.34
Unvested market-based vesting awards as of June 30, 2017	125,000	$7.65	324,569	$9.68
(1) In addition to the unvested market-based vesting options above, there are 125,000 vested market-based vesting options outstanding and exercisable as of June 30, 2017. As of June 30, 2017, these options had an exercise price of $14.44, a remaining contractual term of 7.43 years, and an intrinsic value of $0.9 million.

Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$269	$197	$500	$411
Research and development	405	229	714	514
General and administrative	1,983	1,454	3,940	3,087
Sales and marketing	531	275	811	486
Total stock-based compensation expense	$3,188	$2,155	$5,965	$4,498
10. Income Taxes
The Company's effective income tax rates were (6.7%) and 20.0% for the three months ended June 30, 2017 and 2016, respectively. The Company's effective income tax rates were 109.5% and (12.2%) for the six months ended June 30, 2017 and 2016, respectively. The Company's effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the six months ended June 30, 2017, the effective income tax rate varied from the statutory income tax rate principally due to the release of U.S. valuation allowance as a result of the acquisition of Double-Take, and pre-tax book losses in the U.S. and Switzerland that cannot be benefited. The tax benefit recognized during the six months ended June 30, 2017, consists of a tax benefit for a U.S. valuation allowance release that is partially offset by foreign tax expense. The tax provision recognized during the three months ended June 30, 2017, consists primarily of foreign tax expense.
The Company's effective income tax rate in the three months ended June 30, 2017 differed from the three months ended June 30, 2016 primarily due to an increase in pre-tax book losses in the U.S. and Switzerland that cannot be benefited. The Company's effective income tax rate in the six months ended June 30, 2017 differed from the six months ended June 30, 2016 primarily due to the partial release of U.S. valuation allowance due to a net deferred tax liability recorded in the acquisition of Double-Take. The U.S. net deferred tax liability primarily relates to non-tax deductible intangible assets recognized in the financial statements which generate a deferred tax liability. The net deferred tax liability established is estimated to be a source of income to utilize previously unrecognized deferred tax assets in the U.S. Therefore, the Company has recorded a discrete tax benefit of $14.6 million in the six months ended June 30, 2017 for the release of U.S. valuation allowance related to the deferred tax liability recorded in purchase accounting. The U.S. maintains a valuation allowance on the overall U.S. net deferred tax asset as it is deemed more likely than not the U.S. net deferred tax asset will not be realized.

11. Commitments and Contingencies
Operating Leases
The Company leases facilities under leases that expire at varying dates through 2024. Certain of these leases contain renewal options and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters); Salt Lake City, Utah; and Oakville, Canada; as well as various other locations in North America and Europe. The Company has lease agreements to rent data center space in Wakefield, Massachusetts; Phoenix, Arizona; Chandler, Arizona; Bluffdale, Utah; and Ashburn, Virginia. The Company has data center colocation agreements in place with Iron Mountain and Center 7 to rent colocation space at each of their data centers. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases. Rent expense was $2.3 million and $2.1 million for the three months ended June 30, 2017 and 2016, respectively, and $4.5 million and $4.0 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, $4.9 million and $4.6 million, respectively, was included in accrued expenses and other long-term liabilities related to the deferred rent.
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
Future non-cancellable minimum lease payments under all operating leases as of June 30, 2017, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases (1)	Total
Remainder of 2017	$2,249	$1,711	$3,960
2018	3,489	2,197	5,686
2019	2,461	919	3,380
2020	2,339	837	3,176
2021	2,396	849	3,245
Thereafter	6,399	—	6,399
Total	$19,333	$6,513	$25,846
(1) Certain amounts in the table above relating to colocation leases for the Company's servers include usage based charges in addition to base rent.
Other Non-cancellable Commitments
As of June 30, 2017, the Company had non-cancellable commitments to vendors primarily consisting of advertising, marketing and broadband services contracts, as follows (in thousands):

Years Ended December 31,
Remainder of 2017	$3,659
2018	1,469
2019	549
2020	199
2021	—
Total	$5,876
Litigation
On February 27, 2017, Realtime Data LLC (“Realtime Data”) filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging, that the Company’s online backup storage services infringe upon certain patents held by Realtime Data. Realtime has filed several patent suits over the last few years and the asserted patents have gone through various rounds of litigation and inter partes reviews. Realtime Data seeks an award for damages in an unspecified amount and an injunction. The Company is not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time. The Company intends to defend itself vigorously.
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
12. Retirement Plan
The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status and age requirements. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes a matching contribution of up to 4% of each employee’s wages. For the three months ended June 30, 2017 and 2016, the Company’s matching contributions to the plan were $0.7 million and $0.5 million, respectively. For the six months ended June 30, 2017 and 2016, the Company’s matching contributions to the plan were $1.2 million and $0.9 million, respectively.
13. Restructuring

The Company did not record any restructuring charges for the three and six month periods ended June 30, 2017. For the three and six month periods ended June 30, 2016, the Company recorded an immaterial amount and $0.8 million of restructuring charges, respectively, associated with the reorganization and consolidation of certain operations as well as disposal of certain assets, due to the EVault acquisition.
The Company did not have any amounts accrued related to restructuring charges as of June 30, 2017 or December 31, 2016, respectively.
14. Borrowings and Credit Arrangements
Convertible Senior Notes
On April 4, 2017, the Company issued, in a private offering, $143.8 million aggregate principal amount of Convertible Notes, which amount includes $18.8 million aggregate principal amount of Convertible Notes purchased by the initial purchasers pursuant to their over-allotment option. The Convertible Notes accrue interest at 2.50% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2017. The Convertible Notes will mature on April 1, 2022, unless earlier repurchased, redeemed or converted.

The conversion rate for the Convertible Notes is initially 38.7034 shares of Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $25.84 per share of common stock. Prior to January 1, 2022, the Convertible Notes will be convertible by the holders only upon satisfaction of the following conditions and during following periods:

1.
During any calendar quarter commencing after the calendar quarter ending on June 30, 2017 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

2.
During the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

3.	If the Company calls any or all of the notes for redemption at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and

4.	Upon the occurrence of certain specified corporate events.

On or after January 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. The Company may satisfy any conversion obligations by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company's election in the manner and subject to the terms and conditions provided in the indenture governing the Convertible Notes.

The Company may redeem for cash all or any portion of the Convertible Notes, at its option, on or after April 5, 2020 if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), during any 30 consecutive trading day period ending on the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. As of June 30, 2017, the Convertible Notes were not redeemable.

The Company received $138.7 million in proceeds from the issuance of the Convertible Notes, net of debt issuance costs and the discounts to the initial purchasers. The Company used $39.2 million of the proceeds to repay all amounts outstanding under its revolving credit facility, including the related letters of credit, and $15.0 million of the proceeds to repurchase shares of its common stock from purchasers of Convertible Notes in privately negotiated transactions effected through one or more of the initial purchasers or their affiliates conducted concurrently with the pricing of the Convertible Notes. The remaining proceeds will be used for general corporate purposes, including potential acquisitions.

In accordance with ASC 470-20, Debt With Conversion and Other Options, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Convertible Notes. The equity component is included in the additional paid-in-capital portion of stockholders’ equity on the Company’s consolidated balance sheet, and is not remeasured as long as it continues to meet the conditions for equity classification.

In addition, the debt issuance costs and debt discount are allocated between the liability and equity components in proportion to the allocation of the proceeds. The issuance costs and discount allocated to the liability component are capitalized as a reduction of the principal amount of the Convertible Notes payable on the Company’s balance sheet and amortized, using the effective-interest method, as additional interest expense over the term of the Convertible Notes. The issuance costs and discount allocated to the equity component is recorded as a reduction to additional paid-in capital. The Convertible Notes consisted of the following (in thousands):

June 30, 2017
Liability component:
Principal	$143,750
Less: debt issuance costs	(788)
Less: debt discount	(34,179)
Net carrying amount	$108,783
Equity component	$31,451

For the three month period ending June 30, 2017, the Company incurred total interest expense associated with the Convertible Notes as follows (in thousands):

Three months ended June 30,
2017
Interest expense related to contractual interest coupon	$859
Interest expense related to accretion of the discount	1,465
Interest expense related to debt issuance costs	34
Total	$2,358

As of June 30, 2017, the net carrying value of the Convertible Notes was $108.8 million, which is net of unamortized debt issuance costs of $0.8 million. The effective interest rate on the Convertible Notes, including amortization of debt issuance costs and accretion of the discount, is 8.7%. At June 30, 2017, the conversion option value of the Convertible Notes does not exceed their principal amount since the closing market price of the Company's common stock does not exceed the conversion rate. In addition, the Company has the intent and ability to settle the Convertible Notes in cash. Therefore, the Convertible Notes had no impact on the Company's diluted earnings per share.

Credit Facility

The Company and certain of our subsidiaries entered into a credit agreement with Silicon Valley Bank (the "Credit Facility"), which provided a revolving credit financing of up to $40.0 million, including a $5.0 million sub-limit for letters of credit.

On April 4, 2017, in connection with the Convertible Notes, the Company utilized $39.2 million of the net proceeds from the offering to repay all amounts outstanding under its Credit Facility and thereafter terminated the facility.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2017. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We are a provider of data protection solutions for businesses and the IT professionals who serve them. Our product suite, including EVault, Inc. ("EVault") and Double-Take Software, Inc. ("Double-Take"), provides a full complement of backup, disaster recovery and high availability solutions for any size business in locations around the world, all supported by a secure global infrastructure.
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

On January 31, 2017, we completed the acquisition of all the outstanding capital stock of Double-Take for a purchase price of $65.9 million, which was comprised of $59.7 million in cash paid at closing, net of cash acquired, 332,326 shares of our common stock with a fair value of $5.7 million and the working capital payment of $0.5 million. We believe the acquisition strengthens our overall leadership position in the data protection market for mid-sized businesses and strengthens our technology portfolio.
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
We generally defer revenue over our customers’ subscription periods but expense marketing costs as incurred. As a result of these factors, we expect to continue to incur GAAP operating losses on an annual basis for the foreseeable future. For the three months ended June 30, 2017, we generated revenues of $59.0 million, compared to $53.4 million for the three months ended June 30, 2016, an increase of 10%. For the six months ended June 30, 2017, we generated revenues of $116.1 million, compared to $101.6 million for the six months ended June 30, 2016, an increase of 14%.
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
Key Business Metrics
Our management regularly reviews a number of financial and operating metrics, including the following key metrics, to evaluate our business. Bookings and adjusted free cash flow are financial data that are not calculated in accordance with GAAP. The presentation on non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. See “Other Financial Data” for a reconciliation to the most comparable financial measures presented in accordance with GAAP

•
Bookings. We calculate bookings as revenue recognized during a particular period plus the change in total deferred revenue, excluding deferred revenue recorded in connection with acquisitions and divestitures, net of foreign exchange during the same period. Our management uses this measure as a proxy for cash receipts. Bookings represent the aggregate dollar value of customer subscriptions and software arrangements, which may include multiple revenue elements, such as software licenses, hardware, professional services and post-contractual support, received by us during a period. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period.

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

Second Quarter 2017 Results
For the second quarter of 2017, we announced the following GAAP results:

•
Revenue for three months ended June 30, 2017 was $59.0 million, an increase of 10% from $53.4 million for the three months ended June 30, 2016. Revenue for six months ended June 30, 2017 was $116.1 million, an increase of 14% from $101.6 million for the six months ended June 30, 2016.

•
Cash flow from operations for the three months ended June 30, 2017 was $2.9 million, compared to $5.1 million for the three months ended June 30, 2016. Cash flow from operations for the six months ended June 30, 2017 was $10.6 million, compared to ($1.7) million for the six months ended June 30, 2016.

Performance Highlights
The following table presents our performance highlights for certain non-GAAP and other key metrics for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except percentage data)
Key metrics (1):
Bookings	$63,900	$53,693	$126,022	$106,008
Annual retention rate	86%	86%	86%	86%
Renewal rate	85%	85%	85%	84%
Adjusted free cash flow	$2,097	$7,258	$4,487	$6,725
(1) See the Key Business Metrics section for the definition of these key metrics, and refer to the Other Financial Data section for the reconciliation of bookings and adjusted free cash flow to the most directly comparable financial measures presented in accordance with GAAP.

The following table presents our bookings by line of business for the periods presented:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2017	2016	%	2017	2016	%
	(in thousands, except percentage data)
Consumer	$20,901	$21,398	(2)%	$42,948	$44,348	(3)%
SMB	42,999	32,295	33%	83,074	61,660	35%
Total bookings	$63,900	$53,693	19%	$126,022	$106,008	19%
Our bookings increased by $10.2 million and $20.0 million for the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods in 2016, primarily due to the inclusion of bookings from the acquisition of Double-Take which closed during 2017, and increased sales of higher priced SMB solutions. We continue to focus on growing our relationships with active reseller partners, with bookings related to sales of SMB solutions representing 67% of total bookings for the second quarter of 2017, up from 60% in the second quarter of 2016. Our total bookings growth rate for the three and six month periods ended June 30, 2017 was impacted by a decline in our growth rates in consumer bookings. We expect this trend to continue.

Our adjusted free cash flow has decreased by $5.2 million for the three month period ended June 30, 2017, compared to the corresponding period in 2016, primarily due the increase in purchases related to investments in our datacenters and the timing of payments compared to the corresponding period in 2016.

Our adjusted free cash flow has decreased by $2.2 million for the six month periods ended June 30, 2017, compared to the corresponding period in 2016, primarily due the capital investments in our datacenters.

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
Operating expenses
Research and development. Research and development expenses consist primarily of wages and benefits for development personnel, third-party outsourcing costs, hosting fees, consulting fees, rent, and depreciation. We focus our research and development efforts on enhancements and ease of use of our solutions. These efforts result in updated versions and new suites of our SMB and consumer solutions, while not changing the underlying technology. The majority of our research and development employees are located in Canada and at our corporate headquarters in the U.S. We expect that research and development expenses will increase in absolute dollars and as a percentage of revenue on an annual basis as we continue to enhance and expand our services.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	31.0	29.7	30.7	30.2
Gross profit	69.0	70.3	69.3	69.8
Operating expenses:
Research and development	18.5	15.7	18.3	16.8
General and administrative	18.8	19.4	20.6	21.5
Sales and marketing	39.6	32.4	40.3	33.7
Restructuring charges	0.0	0.1	0.0	0.8
Total operating expenses	76.9	67.6	79.2	72.8
(Loss) income from operations	(7.9)	2.7	(9.9)	(3.0)
Interest (expense) income, net	(3.8)	(0.2)	(2.1)	(0.1)
Other income (expense), net	1.6	0.2	1.0	—
(Loss) income before income taxes	(10.1)	2.7	(11.0)	(3.1)
Provision (benefit) for income taxes	0.7	0.5	(12.0)	0.4
Net (loss) income	(10.8)%	2.2%	1.0%	(3.5)%
Comparison of the Three and Six Months Ended June 30, 2017 and 2016
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change		2017	2016	Change
	(in thousands, except percentage data)
Revenue	$59,034	$53,435	$5,599	10.5%	$116,133	$101,550	$14,583	14.4%
Revenue increased for the three and six month periods ended June 30, 2017 as compared to the three and six month periods ended June 30, 2016, primarily due to the inclusion of revenue from our recently acquired Double-Take product offerings and increased sales of higher priced SMB solutions.

Cost of revenue, gross profit, and gross margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change		2017	2016	Change
	(in thousands, except percentage data)
Cost of revenue	$18,311	$15,864	$2,447	15.4%	$35,666	$30,619	$5,047	16.5%
Percent of revenue	31.0%	29.7%			30.7%	30.2%
Components of cost of revenue:
Personnel-related costs	$6,693	$6,337	$356	5.6%	$13,596	$12,003	$1,593	13.3%
Hosting and depreciation costs	5,292	5,583	(291)	(5.2)%	10,538	11,315	(777)	(6.9)%
Amortization, software and other	6,326	3,944	2,382	60.4%	11,532	7,301	4,231	58.0%
Total cost of revenue:	$18,311	$15,864	$2,447	15.4%	$35,666	$30,619	$5,047	16.5%
Gross profit	$40,723	$37,571	$3,152	8.4%	$80,467	$70,391	$10,076	14.3%
Gross margin	69.0%	70.3%			69.3%	69.8%
Our gross margin declined slightly for the three and six month periods ended June 30, 2017 as compared to the three and six month periods ended June 30, 2016, primarily related to an increase in the developed technology amortization associated with the Double-Take acquisition which is included in the three and six month periods ended June 30, 2017. The increase in total costs of revenue in the three and six month periods ended June 30, 2017 is due primarily to an increase in developed technology amortization, an increase in personnel-related costs related to additional headcount and the acquisition of Double-Take personnel, an increase in software expenses and support contracts, partially offset by a decrease in hosting and depreciation costs.
Operating expenses
Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change		2017	2016	Change
	(in thousands, except percentage data)
Research and development	$10,927	$8,380	$2,547	30.4%	$21,254	$17,116	$4,138	24.2%
Percent of revenue	18.5%	15.7%			18.3%	16.8%
Components of research and development:
Personnel-related costs	$8,546	$6,623	$1,923	29.0%	$16,508	$12,977	$3,531	27.2%
Third-party outsourcing costs	263	160	103	64.4%	737	534	203	38.0%
Hosting, consulting and other	2,118	1,597	521	32.6%	4,009	3,605	404	11.2%
Total research and development:	$10,927	$8,380	$2,547	30.4%	$21,254	$17,116	$4,138	24.2%
Research and development expenses increased for the three and six month periods ended June 30, 2017, as compared to the three and six month periods ended June 30, 2016, primarily as a result of an increase in personnel-related costs associated with additional research and development headcount and the acquisition of Double-Take research and development employees and an increase in consulting and independent contractor expenses.

General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change		2017	2016	Change
	(in thousands, except percentage data)
General and administrative	$11,076	$10,389	$687	6.6%	$23,946	$21,809	$2,137	9.8%
Percent of revenue	18.8%	19.4%			20.6%	21.5%
Components of general and administrative:
Personnel-related costs	$6,286	$5,465	$821	15.0%	$12,685	$10,533	$2,152	20.4%
Professional fees	2,745	2,404	341	14.2%	7,550	7,178	372	5.2%
Consulting, taxes and other	2,045	2,520	(475)	(18.8)%	3,711	4,098	(387)	(9.4)%
Total general and administrative:	$11,076	$10,389	$687	6.6%	$23,946	$21,809	$2,137	9.8%
General and administrative expenses increased for the three and six month periods ended June 30, 2017 as compared to the three and six month periods ended June 30, 2016, primarily as a result of increased personnel-related costs associated with additional headcount to support our overall growth and an increase in stock-based compensation expense associated with an increased grant pool and accelerated vesting on performance awards, offset by a decrease in transactional tax expense owed to foreign tax authorities.
Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change		2017	2016	Change
	(in thousands, except percentage data)
Sales and marketing	$23,373	$17,323	$6,050	34.9%	$46,793	$34,205	$12,588	36.8%
Percent of revenue	39.6%	32.4%			40.3%	33.7%
Components of sales and marketing:
Personnel-related costs	$10,822	$8,032	$2,790	34.7%	$21,791	$15,657	$6,134	39.2%
Advertising costs	4,432	3,977	455	11.4%	9,433	8,060	1,373	17.0%
Costs of credit card transactions and offering free trials	1,772	1,621	151	9.3%	3,525	3,311	214	6.5%
Agency fees, consulting and other	6,347	3,693	2,654	71.9%	12,044	7,177	4,867	67.8%
Total sales and marketing:	$23,373	$17,323	$6,050	34.9%	$46,793	$34,205	$12,588	36.8%
Sales and marketing expenses increased for the three and six month periods ended June 30, 2017 as compared to the three and six month periods ended June 30, 2016, primarily due to increased personnel-related costs associated with additional sales and marketing headcount and the acquisition of Double-Take sales and marketing employees. Additionally, advertising costs, agency fees, consulting and other costs increased due to an increase in our overall marketing efforts associated with promoting Carbonite's expanded set of offerings to a broader audience, the inclusion of the Double-Take business in our consolidated results and an increase in consulting expenses.
Restructuring
We did not record any restructuring charges for the three and six month periods ended June 30, 2017. We recorded restructuring charges of $0.8 million in the first quarter of 2016, primarily related to the reorganization and consolidation of certain operations as well as disposal of certain assets. See Note 13—Restructuring to our condensed consolidated financial statements included in this Quarterly Report for additional information.

Income Taxes
We recorded income tax provision of $0.4 million and $0.3 million for the three month periods ended June 30, 2017 and June 30, 2016, respectively. Our effective income tax rates were (6.7%) and 20.0% for the three month periods ended June 30, 2017 and June 30, 2016, respectively. We recorded income tax (benefit) provision of ($14.0) million and $0.4 million for the six month periods ended June 30, 2017 and June 30, 2016, respectively. Our effective income tax rates were 109.5% and (12.2%) for the six month periods ended June 30, 2017 and June 30, 2016, respectively. Our effective income tax rate varied from the statutory income tax rate principally due to the release of U.S. valuation allowance as a result of the acquisition of Double-Take, and pre-tax book losses in the U.S. and Switzerland that cannot be benefited. Our tax benefit recognized during the six months ended June 30, 2017, consists of a tax benefit for a U.S. valuation allowance release that is partially offset by foreign tax expense. Our tax provision recognized during the three months ended June 30, 2017, primarily consists of foreign tax expense.
Our effective income tax rate in the three months ended June 30, 2017 differed from the three months ended June 30, 2016 primarily due to an increase in pre-tax book losses in the U.S. and Switzerland that cannot be benefited. Our effective income tax rate in the six months ended June 30, 2017 differed from the six months ended June 30, 2016 primarily due to the partial release of U.S. valuation allowance due to a net deferred tax liability recorded in the acquisition of Double-Take. The U.S. net deferred tax liability primarily relates to non-tax deductible intangible assets recognized in the financial statements which generate a deferred tax liability. The net deferred tax liability established is estimated to be a source of income to utilize previously unrecognized deferred tax assets in the U.S. Therefore, we have recorded a discrete tax benefit of $14.6 million in the six months ended June 30, 2017 for the release of U.S. valuation allowance related to the deferred tax liability recorded in purchase accounting. The U.S. maintains a valuation allowance on the overall U.S. net deferred tax asset as it is deemed more likely than not the U.S. net deferred tax asset will not be realized.
Other Financial Data
In addition to our results discussed above determined under GAAP, we believe that bookings, annual retention rate, renewal rate, and adjusted free cash flow are useful to investors in evaluating our operating performance. See the Performance Highlights section for the table presenting our performance highlights for the three and six months ended June 30, 2017 and 2016. Management considers these financial and operating metrics critical to understanding our business, reviewing our historical performance, measuring and identifying current and future trends, and for planning purposes. Securities analysts also frequently use bookings and adjusted free cash flow as supplemental measures to evaluate the overall performances of companies.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenue	$59,034	$53,435	$116,133	$101,550
Add change in deferred revenue, net of foreign exchange (excluding acquisitions and divestitures)	4,866	258	9,889	4,458
Bookings	$63,900	$53,693	$126,022	$106,008

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cash provided by (used in) operating activities	$2,872	$5,084	$10,568	$(1,673)
Subtract capital expenditures	(3,471)	(885)	(10,039)	(2,809)
Free cash flow	(599)	4,199	529	(4,482)
Add acquisition-related payments	2,659	2,735	3,889	9,791
Add restructuring-related payments	—	239	—	341
Add cash portion of lease exit charge	—	85	—	151
Add litigation-related payments	37	—	69	924
Adjusted free cash flow	$2,097	$7,258	$4,487	$6,725
Liquidity and Capital Resources
As of June 30, 2017, we had cash and cash equivalents and marketable securities of $125.1 million, of which $110.8 million was held in the United States and $14.3 million of which was held by our international subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes upon repatriation. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to indefinitely reinvest our foreign earnings to fund our foreign subsidiaries.
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

On April 4, 2017, we issued, in a private offering, $143.8 million aggregate principal amount of convertible senior notes (the “Convertible Notes”), which amount includes $18.8 million aggregate principal amount of Convertible Notes purchased by the initial purchasers pursuant to their over-allotment option. The Convertible Notes accrue interest at 2.50% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2017. The Convertible Notes will mature on April 1, 2022, unless earlier repurchased, redeemed or converted.
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
Cash flows
The following table summarizes our net cash inflows (outflows) for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$10,568	$(1,673)
Net cash used in investing activities	$(71,445)	$(14,910)
Net cash provided by (used in) financing activities	$125,961	$(4,245)
Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net income (loss), growth in sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.
In the six months ended June 30, 2017, cash provided by operating activities was $10.6 million, which was driven by our net income of $1.2 million, an increase in deferred revenue of $9.5 million and a net adjustment for non-cash charges of $1.8 million, primarily comprised of $10.4 million of depreciation and amortization, $6.0 million of stock-based compensation expense, $1.5 million of interest expense related to the non-cash interest expense related to the amortization of debt discount, offset by a gain on disposal of equipment of $0.9 million, benefit for deferred income taxes of $15.0 million and other non-cash items of $0.2 million. These cash inflows were partially offset by an increase in working capital of $1.9 million.
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

Investing activities
In the six months ended June 30, 2017, cash used in investing activities was $71.4 million, which was primarily driven by our payment of $60.2 million in connection with the acquisition of Double-Take, capital expenditures of $10.0 million, a purchase of marketable securities and derivatives of $2.4 million, partially offset by proceeds from sale of property and equipment of $0.5 million, proceeds from maturities of marketable securities of $0.4 million and proceeds from the sale of businesses of $0.3 million.
In the six months ended June 30, 2016, cash used in investing activities was $14.9 million, which was primarily driven by our payment of $11.6 million in connection with the acquisition of EVault, a purchase of marketable securities and derivatives of $1.5 million, and capital expenditures of $2.8 million, offset by proceeds from maturities of marketable securities of $1.0 million.

Financing activities
In the six months ended June 30, 2017, cash provided by financing activities was $126.0 million, which was primarily driven by $177.8 million proceeds from long-term borrowings, net of debt issuance costs and $3.3 million proceeds from the exercise of stock options, partially offset by $39.2 million payments on long-term borrowings and $15.9 million repurchase of common stock.
In the six months ended June 30, 2016, cash used in financing activities was $4.2 million, which was primarily driven by a $4.6 million repurchase of common stock, partially offset by net proceeds from the exercise of stock options of $0.4 million.
Off-balance sheet arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements.
Contractual obligations
The following table summarizes our contractual obligations at June 30, 2017 (in thousands):

	Payment Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Office lease obligations	$19,333	$2,249	$5,950	$4,735	$6,399
Data center lease obligations	6,513	1,711	3,116	1,686	—
Convertible notes principal	143,750	—	—	143,750	—
Convertible notes interest	17,929	3,554	7,188	7,187	—
Hosted software solution obligations	2,474	851	1,604	19	—
Consulting obligations	1,339	1,339	—	—	—
Other purchase commitments	2,063	1,469	414	180	—
Total	$193,401	$11,173	$18,272	$157,557	$6,399
(1) The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.  There have been no material changes to our uncertain tax positions in the second quarter of 2017.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

See Note 11 – Commitments and Contingencies to our condensed consolidated financial statements included in this Quarterly Report for information concerning litigation. In addition to the Realtime Data lawsuit, from time to time, we have been and may become involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we are not presently involved in any other legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A.	RISK FACTORS

The Company's operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, liquidity and results of operations. In connection with the offering of convertible notes, the Company disclosed to potential investors the following risks related to such convertible notes:
The conditional conversion feature of the convertible notes, if triggered, may materially and adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the convertible notes is triggered, holders of convertible notes will be entitled to convert the convertible notes at any time during specified periods at their option. If one or more holders elect to convert their convertible notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the convertible notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of certain convertible debt instruments (such as the convertible notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the convertible notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the convertible notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the convertible notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the convertible notes.
In addition, under certain circumstances, convertible debt instruments (such as the convertible notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method if we have the ability and intent to settle in cash, the effect of which is that the shares issuable upon conversion of the convertible notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the convertible notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that we will be able to demonstrate and continue to demonstrate the ability or intent to settle in cash or that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the convertible notes, then our diluted earnings per share would be adversely affected.

There have otherwise been no material changes to the risks and uncertainties previously presented in "Item 1A. Risk Factors", in our Annual Report on Form 10-K filed with the SEC on March 16, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sale of Unregistered Securities
Not applicable.

(b) Use of Proceeds
Not applicable.

(c) Issuer Purchases of Equity Securities
The following table is a summary of the Company's repurchases of our common stock in the second quarter of 2017:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (3)
April 1, 2017 - April 30, 2017	—	$—	—	$5,214,409
May 1, 2017 - May 31, 2017	11,762	$21.70	—	$5,214,409
June 1, 2017 - June 30, 2017	11,762	$19.50	—	$5,214,409
	23,524		—

(1)	During the three months ended June 30, 2017, 23,524 shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units.
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

CARBONITE, INC.

Dated: August 7, 2017	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer

Dated: August 7, 2017	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Accounting Officer