Form 10-Q
period 2017-09-30
Carbonite Inc
filed 2017-11-06
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of October 31, 2017, there were 27,947,267 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Carbonite, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$119,425	$59,152
Trade accounts receivable, less allowances for doubtful accounts of $1,241 and $1,587	23,364	16,639
Prepaid expenses and other current assets	6,745	7,325
Restricted cash	—	135
Total current assets	149,534	83,251
Property and equipment, net	29,681	23,872
Other assets	432	157
Acquired intangible assets, net	46,799	13,751
Goodwill	80,756	23,728
Total assets	$307,202	$144,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,402	$5,819
Accrued expenses	20,373	19,768
Current portion of deferred revenue	103,687	86,311
Total current liabilities	133,462	111,898
Long-term debt	110,294	—
Deferred revenue, net of current portion	22,018	21,280
Other long-term liabilities	6,034	5,747
Total liabilities	271,808	138,925
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 29,927,434 shares issued and 27,935,552 shares outstanding at September 30, 2017; 28,545,089 shares issued and 27,394,024 shares outstanding at December 31, 2016	299	285
Additional paid-in capital	228,943	177,931
Treasury stock, at cost (1,991,882 and 1,151,065 shares as of September 30, 2017 and December 31, 2016, respectively)	(27,124)	(10,657)
Accumulated other comprehensive income	1,006	3,317
Accumulated deficit	(167,730)	(165,042)
Total stockholders’ equity	35,394	5,834
Total liabilities and stockholders’ equity	$307,202	$144,759
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Revenue	$61,637	$51,948	$177,770	$153,498
Cost of revenue	17,590	15,459	53,256	46,078
Gross profit	44,047	36,489	124,514	107,420
Operating expenses:
Research and development	12,781	8,156	34,035	25,272
General and administrative	9,799	9,059	33,745	30,868
Sales and marketing	22,561	18,864	69,354	53,069
Restructuring charges	—	29	—	834
Total operating expenses	45,141	36,108	137,134	110,043
(Loss) income from operations	(1,094)	381	(12,620)	(2,623)
Interest (expense) income, net	(2,206)	(15)	(4,647)	(110)
Other (expense) income, net	(66)	170	1,129	118
(Loss) income before income taxes	(3,366)	536	(16,138)	(2,615)
Provision (benefit) for income taxes	237	429	(13,750)	814
Net (loss) income	$(3,603)	$107	$(2,388)	$(3,429)
Net (loss) income per common share:
Basic	$(0.13)	$—	$(0.09)	$(0.13)
Diluted	$(0.13)	$—	$(0.09)	$(0.13)
Weighted-average number of common share outstanding:
Basic	27,795,858	26,973,507	27,714,273	26,976,432
Diluted	27,795,858	27,532,509	27,714,273	26,976,432
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net (loss) income	$(3,603)	$107	$(2,388)	$(3,429)
Other comprehensive loss:
Foreign currency translation adjustments	(644)	(275)	(2,311)	(157)
Total other comprehensive loss	(644)	(275)	(2,311)	(157)
Total comprehensive loss	$(4,247)	$(168)	$(4,699)	$(3,586)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Operating activities
Net loss	$(2,388)	$(3,429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,039	12,227
(Gain) loss on disposal of equipment	(893)	518
Impairment of capitalized software	906	—
Stock-based compensation expense	9,220	6,628
Benefit for deferred income taxes	(15,054)	(253)
Non-cash interest expense related to amortization of debt discount	2,943	—
Other non-cash items, net	(367)	168
Changes in assets and liabilities:
Accounts receivable	510	(13,243)
Prepaid expenses and other current assets	941	(1,822)
Other assets	(209)	69
Accounts payable	346	(5,187)
Accrued expenses	(2,153)	6,327
Other long-term liabilities	32	(481)
Deferred revenue	7,593	1,842
Net cash provided by operating activities	17,466	3,364
Investing activities
Purchases of property and equipment	(11,944)	(3,715)
Proceeds from sale of property and equipment	936	4
Proceeds from maturities of marketable securities and derivatives	370	1,198
Purchases of derivatives	(4,829)	(1,476)
Proceeds from sale of businesses	295	—
Payment for acquisition, net of cash acquired	(69,798)	(11,625)
Net cash used in investing activities	(84,970)	(15,614)
Financing activities
Proceeds from exercise of stock options	4,158	2,020
Repurchase of common stock	(16,468)	(4,753)
Proceeds from long-term borrowings, net of debt issuance costs	177,797	—
Payments on long-term borrowings	(39,200)	—
Net cash provided by (used in) financing activities	126,287	(2,733)
Effect of currency exchange rate changes on cash	1,490	154
Net increase (decrease) in cash and cash equivalents	60,273	(14,829)
Cash and cash equivalents, beginning of period	59,152	63,936
Cash and cash equivalents, end of period	$119,425	$49,107
Supplemental disclosure of cash flow information
Cash paid for income taxes	$917	$703
Supplemental disclosure of non-cash investing and financing activities:
Capitalization of stock-based compensation	$166	$48
Acquisition of property and equipment included in accounts payable and accrued expenses	$2,650	$(337)
Issuance of common stock for acquisition	$5,733	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Nature of Business
Carbonite, Inc. ("we" or the “Company”) was incorporated in the State of Delaware on February 10, 2005 and is a provider of data protection solutions for businesses and the IT professionals who serve them. The Company's solution suite provides a full complement of backup, disaster recovery, high availability and migration solutions for any size business in locations around the world, all supported by secure and scalable global cloud infrastructure.
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
Reclassifications

The Company has reclassified certain prior period amounts in its condensed consolidated statements of cash flows to conform to the current period presentation. The reclassification relates to separately presenting the benefit for deferred income taxes which was previously included in the change in other long-term liabilities caption into the benefit for deferred income taxes caption. For the nine month period ended September 30, 2016, the Company reclassified $0.3 million into the benefit for deferred income taxes caption.
Recently Adopted Accounting Standards

In March 2016, the FASB issued Accounting Standards Updated ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. On January 1, 2017, the Company adopted ASU 2016-09.  In connection with the adoption of this standard, the Company changed its accounting policy to record actual forfeitures as they occur, rather than estimating forfeitures by applying a forfeiture rate. As this policy change was applied prospectively, prior periods have not been adjusted. As a result of adoption in the first quarter of 2017, the Company recorded an immaterial impact to retained earnings and additional paid in capital. The Company retrospectively adjusted the classification of excess tax benefits on the statement of cash flow from financing to operating; the effect was immaterial.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). The amendments in ASU 2017-09 clarify that modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the changes in terms or conditions. As early adoption was permitted, the Company adopted this standard in the second quarter of 2017, which did not have a material impact on the consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued an amendment to the standard, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued an additional amendment to the standard, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the guidance on identifying performance obligations and the implementation guidance on licensing. The collective guidance will be effective for the Company on January 1, 2018, with early adoption permitted. The guidance may be applied retrospectively to each prior period presented (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial adoption (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018.
The Company currently expects to apply the modified retrospective transition method, which will result in an adjustment to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date. The Company does not expect revenue recognition to be significantly impacted on the majority of its offerings, only expecting changes in accounting related to term licenses and software contracts with a minimum monthly commitment which will have the effect of accelerating revenue recognition.
Additionally, the Company is also assessing the impact of capitalizing the incremental costs associated with obtaining customer contracts, specifically commission and incentive payments. Currently, these costs are expensed in the period they are incurred. Under the updated guidance, a majority of these costs will be recognized as an asset on the Company's consolidated balance sheets and recognized over the appropriate amortization period.
While we are still assessing the impact of the changes on the Company’s consolidated statements of operations, the Company does not foresee any material impact on its cash flows.  The Company continues to assess the potential impact of these standards on its consolidated financial statements and disclosures, and implement necessary changes to its systems, processes, and internal controls. The Company's preliminary assessments are subject to change.

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect of the standard on its consolidated financial statements, and expects that upon adoption a significant lease obligation and right to use asset will be recognized.

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
3. Net (Loss) Income Per Share
Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is calculated by dividing net (loss) income by the sum of the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method. For the periods in which the Company incurred a net loss, the effect of the Company's outstanding common stock equivalents were not included in the calculation of diluted net loss per share as they were anti-dilutive. Accordingly, basic and diluted net loss per share for those periods were identical.
The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(3,603)	$107	$(2,388)	$(3,429)
Denominator:
Weighted average common shares outstanding, basic	27,796	26,974	27,714	26,976
Effect of potential dilutive common shares	—	559	—	—
Weighted average shares outstanding, diluted	27,796	27,533	27,714	26,976
Basic net (loss) income per share	$(0.13)	$—	$(0.09)	$(0.13)
Diluted net (loss) income per share	$(0.13)	$—	$(0.09)	$(0.13)
The following options to purchase common shares and restricted stock units/awards have been excluded from the computation of diluted net (loss) income per share because they had an anti-dilutive impact, or because they related to share-based awards that were contingently issuable, for which the applicable vesting conditions had not been satisfied (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase common shares (1)	1,236	702	1,236	1,753
Restricted stock units/awards	1,861	900	1,861	1,957
Total	3,097	1,602	3,097	3,710
(1) Includes shares purchasable under the Company's employee stock purchase plan which were determined to be anti-dilutive.
The Company has outstanding convertible notes issued in April 2017 that have the potential to dilute basic earnings per share in future periods which have been excluded from the calculation of diluted earnings per share. As the closing price of the Company's common stock on September 30, 2017 did not exceed the conversion price on the notes of $25.84 and the Company has the ability and intent to settle the notes in cash, there was no impact on diluted earnings per share during the three and nine months ended September 30, 2017.

4. Fair Value of Financial Instruments

Derivative Instruments

Non-designated Foreign Currency Contracts

The Company uses foreign currency forward contracts as part of its strategy to manage exposure related to Euro denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. Accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in the consolidated balance sheets, with changes in the fair value recorded in earnings as other (expense) income, net in the consolidated statements of operations. Cash flows from the settlement of these non-designated foreign currency contracts are reported in cash flows from investing activities. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At September 30, 2017 and December 31, 2016, the Company had outstanding contracts with a total notional value of $25.4 million and $37.7 million, respectively.

The following table provides a quantitative summary of the fair value of derivative instruments not designated as hedging instruments as of September 30, 2017 and December 31, 2016 (in thousands):

		Fair Value
Description	Balance Sheet Classification	September 30, 2017	December 31, 2016
Derivative Assets:
Non-Designated Hedging Instruments
Foreign currency contracts	Prepaid expenses and other current assets	$178	$380
Total derivative assets		$178	$380
The following table summarizes the losses related to derivative instruments not designated as hedging instruments for the three and nine month periods ended September 30, 2017 and 2016 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location in Statement of Operations	2017	2016	2017	2016
Foreign currency contracts	Other (expense) income, net	$(1,430)	$(380)	$(4,660)	$(1,095)

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$81,046	$—	$—	$81,046	$20,728	$—	$—	$20,728
Foreign currency exchange contracts	—	178	—	178	—	380	—	380
Total	$81,046	$178	$—	$81,224	$20,728	$380	$—	$21,108

The Company’s investments in money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our foreign currency exchange contracts are classified as Level 2 within the fair value hierarchy as they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. No assets or liabilities are classified as Level 3 within the fair value hierarchy.

The Company estimates the fair value of its 2.50% convertible senior notes (the "Convertible Notes") using quoted market prices of the Convertible Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. The principal amount, carrying value of the Convertible Notes (the carrying value excludes the equity component of the Convertible Notes classified in equity) and related estimated fair value of the Company's Convertible Notes reported in the condensed consolidated balance sheet as of September 30, 2017 are as follows (in thousands):

	September 30, 2017
	Principal	Carrying Value	Fair Value
Convertible notes	$143,750	$110,294	$160,514

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturities.

Non-Recurring Fair Value Measures

Certain non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. Such fair value measures are considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. During the three and nine months ended September 30, 2017, the Company recorded an impairment charge of $0.9 million related to a capitalized software project that was discontinued. The Company recorded the impairment charge in the research and development caption in the consolidated statements of operations.

5. Acquisitions

Acquisition-Related Expenses

In the three months ended September 30, 2017, acquisition-related expenses were $0.2 million.  In the three months ended September 30, 2016, the Company recorded an immaterial amount of acquisition-related expenses. In the nine months ended September 30, 2017 and 2016, acquisition-related expenses were $3.9 million and $3.9 million respectively. Acquisition-related expenses have been included primarily in general and administrative expenses in the condensed consolidated statements of operations. The Company's current year acquisition costs relate to the acquisition of Datacastle and Double-Take and the prior year acquisition costs relate to the acquisition of certain assets of EVault, Inc. ("EVault").

2017 Acquisitions

Datacastle

On August 14, 2017, the Company simultaneously signed and closed an asset purchase agreement with Datacastle Corporation ("Datacastle") to purchase all the assets associated with Datacastle's cloud data backup, caching and analytics software and services for data protection purposes, including Datacastle Red, Datacastle Analytics and Datacastle QuickCache products, for a purchase price of $9.6 million in cash at closing. The acquisition of Datacastle has been accounted for as a business combination and, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. Pro forma information has not been presented, as the operating results of Datacastle are not material.

The purchase price allocation is considered preliminary, and additional adjustments may be recorded during the measurement period in accordance with FASB’s guidance regarding business combinations. The following tables summarize the preliminary purchase price allocation (in thousands):

Fair value of consideration transferred:
Cash	$9,600
Fair value of total acquisition consideration	$9,600

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$298
Prepaid expenses and other current assets	90
Intangible assets	3,440
Goodwill	6,267
Total assets acquired	10,095
Accrued liabilities	(175)
Deferred revenue	(320)
Net assets acquired	$9,600

The Company engaged a third-party valuation firm to assist in the valuation of intangible assets and deferred revenue. The fair values of the remaining Datacastle assets and liabilities noted above approximate their carrying values at August 14, 2017. In connection with the acquisition of Datacastle, goodwill was recognized as the excess purchase price over the fair value of net asset acquired. The goodwill recorded in connection with this transaction is primarily related to the ability to leverage existing sales and marketing capacity and customer base with respect to the acquired product, as well as revenue and cash flow projections associated with future technologies. Goodwill from the acquisition of Datacastle is included within the Company’s one reporting unit and will be included in the annual review for impairment. The goodwill is fully deductible for tax purposes.

The significant intangible assets identified in the purchase price allocation include developed technology and customer relationships, which are amortized over their respective useful lives on a straight line basis which approximates the underlying cash flows. To value the developed technology asset, the Company utilized the income approach, specifically a discounted cash-flow method known as the excess earnings method. The Company utilized the distributor earnings approach to derive the fair value of the customer relationships. The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired and risk-adjusted discount rates used in the valuation:

	Amount	Weighted Average Useful Life	Risk-Adjusted Discount Rates used in Valuation
	(in thousands)	(in years)
Developed technology	$2,550	7	11.0%
Customer relationships	890	10	13.0%
Total identifiable intangible assets	$3,440

Double-Take

On January 31, 2017, the Company completed the acquisition of all the outstanding capital stock of Double-Take Software, Inc. ("Double-Take") for a purchase price of $65.9 million, which was comprised of $59.7 million in cash paid at closing, net of cash acquired, 332,326 shares of our common stock with a fair value of $5.7 million and the working capital payment of $0.5 million. The working capital settlement was paid in June 2017. Double-Take develops, sells, and supports affordable software that allows IT organizations of all sizes to move, manage, protect, and recover workloads across any distance and any combination of physical and virtual server environments. Double-Take’s products and services are marketed and sold worldwide through their direct sales force and a network of business partners and distributors. In connection with the acquisition of Double-Take, the Company negotiated a transition services agreement ("TSA") to cover certain consulting, technology and accounting services for up to nine months post close. The Company has incurred approximately $1.1 million to date under the TSA. The acquisition of Double-Take has been accounted for as a business combination and the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.
The purchase price allocation is considered preliminary, and additional adjustments may be recorded during the measurement period. The following table summarizes the preliminary purchase price allocation, including immaterial measurement period adjustments recorded in the second quarter of 2017 (in thousands):

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

In connection with the acquisition of Double-Take, goodwill of $49.5 million was recognized for the excess purchase price over the fair value of the net assets acquired. The Company believes the goodwill recorded in connection with this transaction is primarily related to the investment value of the future enhancements of our product offering and solutions offering. Goodwill from the acquisition of Double-Take is included within the Company’s one reporting unit and will be included in the annual review for impairment. Goodwill is not deductible for tax purposes as this acquisition was a stock purchase.

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

Pro Forma Financial Information
The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Double-Take for the three and nine months ended September 30, 2016 as if the acquisition of Double-Take had been completed on January 1, 2016. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustment for deferred revenue, elimination of interest expense with a promissory note due to the parent company, and adjustments relating to the tax effect of combining the Carbonite and Double-Take businesses.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
Pro forma revenue	$61,000	$179,748
Pro forma net loss	$(1,752)	$(11,628)
Pro forma net loss per common share:
Basic	$(0.06)	$(0.43)
Diluted	$(0.06)	$(0.43)

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

In connection with the acquisition of EVault, the Company negotiated a transition services agreement ("EVault TSA") that provides a credit to be used against future services provided under the terms of the agreement. The Company estimated the fair value of the EVault TSA credit to be $2.4 million and accounted for it as a reduction in consideration transferred in the purchase price allocation. The EVault TSA credit was recorded in prepaid expenses and other current assets on the consolidated balance sheet as of the acquisition date. The EVault TSA credit was fully expensed in 2016, and as such, there is no remaining balance of the EVault TSA credit on the consolidated balance sheet as of September 30, 2017.

The following tables summarize the final purchase price allocation (in thousands):

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

6. Goodwill and Acquired Intangible Assets
As of September 30, 2017 and December 31, 2016, the carrying amount of goodwill was $80.8 million and $23.7 million, respectively. The following is a rollforward of our goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2016	$23,728
Goodwill acquired (1)	55,740
Goodwill divested	(27)
Effect of foreign exchange rates	1,315
Balance as of September 30, 2017	$80,756
(1) During the second quarter of 2017, goodwill was revised to reflect a purchase accounting measurement period adjustment related to the Double-Take acquisition. See Note 5—Acquisitions for additional information.

Acquired intangible assets consist of the following (in thousands):

		September 30, 2017			December 31, 2016
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	5.2	$45,628	$10,249	$35,379	$13,627	$5,016	$8,611
Customer relationships	6.7	11,612	3,041	8,571	6,056	2,170	3,886
Trade names	7.5	3,669	820	2,849	1,710	456	1,254
Non-compete agreements	3.0	230	230	—	380	380	—
Total	5.6	$61,139	$14,340	$46,799	$21,773	$8,022	$13,751
The Company recorded amortization expense of $2.8 million and $1.0 million for the three month periods ended September 30, 2017 and 2016, respectively; and $7.5 million and $2.9 million for the nine month periods ended September 30, 2017 and 2016, respectively. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of trade names and non-compete agreements is recorded within general and administrative expenses.
Future estimated amortization expense of acquired intangibles as of September 30, 2017 is as follows (in thousands):

Remainder of 2017	$2,793
2018	11,160
2019	11,117
2020	9,524
2021	8,315
Thereafter	3,890
$46,799

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued compensation	$7,848	$9,919
Accrued consulting and professional fees	3,331	2,342
Accrued interest	1,757	—
Accrued tax liabilities	1,709	2,267
Accrued marketing	1,288	896
Accrued facilities	1,313	1,033
Accrued other expenses	3,127	3,311
Total accrued expenses	$20,373	$19,768
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
The Company made the following repurchases under the program during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(total cost, in thousands)
Number of shares repurchased	—	—	767,400	574,118
Average repurchase price per share	$—	$—	$19.50	$7.81
Total cost	$—	$—	$14,964	$4,481
At September 30, 2017, approximately $5.2 million remained available under the Company's share repurchase program.
9. Stock-based Awards
Employee Stock Purchase Plan
On May 18, 2017, the Company registered shares pursuant to the 2017 Employee Stock Purchase Plan (“2017 ESPP”) on a Form S-8. Under this plan eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at the lesser of 85% of the beginning or ending withholding period fair market value as defined in the 2017 ESPP. There are two six-month withholding periods in each fiscal year. As of September 30, 2017 rights to acquire 600,000 shares of common stock were available for issuance under the 2017 ESPP.

Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$287	$189	$787	$600
Research and development	590	276	1,304	790
General and administrative	1,860	1,388	5,800	4,475
Sales and marketing	517	277	1,329	763
Total stock-based compensation expense	$3,254	$2,130	$9,220	$6,628
10. Income Taxes
The Company's effective income tax rates were (7.0%) and 80.0% for the three months ended September 30, 2017 and 2016, respectively. The Company's effective income tax rates were 85.2% and (31.1%) for the nine months ended September 30, 2017 and 2016, respectively. The Company's effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the nine months ended September 30, 2017, the effective income tax rate varied from the statutory income tax rate principally due to the release of U.S. valuation allowance as a result of the acquisition of Double-Take, and pre-tax book losses in the U.S. and Switzerland that cannot be benefited. The tax benefit recognized during the nine months ended September 30, 2017, consists of a tax benefit for a U.S. valuation allowance release that is partially offset by foreign tax expense. The tax provision recognized during the three months ended September 30, 2017, consists primarily of foreign tax expense.
The Company's effective income tax rate in the three months ended September 30, 2017 differed from the three months ended September 30, 2016 primarily due to an increase in pre-tax book losses in the U.S. and Switzerland that cannot be benefited. The Company's effective income tax rate in the nine months ended September 30, 2017 differed from the nine months ended September 30, 2016 primarily due to the partial release of U.S. valuation allowance due to a net deferred tax liability recorded in the acquisition of Double-Take. The U.S. net deferred tax liability primarily relates to non-tax deductible intangible assets recognized in the financial statements which generate a deferred tax liability. The net deferred tax liability established is estimated to be a source of income to utilize previously unrecognized deferred tax assets in the U.S. Therefore, the Company has recorded a discrete tax benefit of $14.6 million in the quarter ended March 31, 2017 for the release of U.S. valuation allowance related to the deferred tax liability recorded in purchase accounting. The U.S. maintains a valuation allowance on the overall U.S. net deferred tax asset as it is deemed more likely than not the U.S. net deferred tax asset will not be realized.
11. Commitments and Contingencies
Operating Leases
The Company leases facilities under leases that expire at varying dates through 2024. Certain of these leases contain renewal options and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
The Company has lease agreements to rent office space and data center space in various locations. Additionally, the Company has data center colocation agreements in place to rent colocation space. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases. Rent expense was $2.1 million and $2.1 million for the three month periods ended September 30, 2017 and 2016, respectively, and $6.6 million and $6.1 million for the nine month periods ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, $4.7 million and $4.6 million, respectively, was included in accrued expenses and other long-term liabilities related to the deferred rent.

Future non-cancellable minimum lease payments under all operating leases as of September 30, 2017, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases (1)	Total
Remainder of 2017	$1,230	$891	$2,121
2018	3,775	2,622	6,397
2019	2,616	1,353	3,969
2020	2,496	1,284	3,780
2021	2,555	1,310	3,865
Thereafter	6,519	—	6,519
Total	$19,191	$7,460	$26,651
(1) Certain amounts in the table above relating to colocation leases for the Company's servers include usage based charges in addition to base rent.
Other Non-cancellable Commitments
As of September 30, 2017, the Company had non-cancellable commitments to vendors primarily consisting of advertising, marketing and broadband services contracts, as follows (in thousands):

Years Ended December 31,
Remainder of 2017	$2,499
2018	1,981
2019	1,068
2020	199
2021	—
Total	$5,747
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
12. Restructuring

The Company did not record any restructuring charges for the three and nine month periods ended September 30, 2017. For the three and nine month periods ended September 30, 2016, the Company recorded an immaterial amount and $0.8 million of restructuring charges, respectively, associated with the reorganization and consolidation of certain operations as well as disposal of certain assets, due to the EVault acquisition.
The Company did not have any amounts accrued related to restructuring charges as of September 30, 2017 or December 31, 2016, respectively.

13. Borrowings and Credit Arrangements
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

1.
During any calendar quarter commencing after the calendar quarter ending on September 30, 2017 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

The Company received $138.7 million in proceeds from the issuance of the Convertible Notes, net of debt issuance costs and the discounts to the initial purchasers. The Company used $39.2 million of the proceeds to repay all amounts outstanding under its revolving credit facility and $15.0 million of the proceeds to repurchase shares of its common stock from purchasers of Convertible Notes in privately negotiated transactions effected through one or more of the initial purchasers or their affiliates conducted concurrently with the pricing of the Convertible Notes. The remaining proceeds will be used for general corporate purposes, including potential acquisitions.

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

In addition, the debt issuance costs and debt discount are allocated between the liability and equity components in proportion to the allocation of the proceeds. The issuance costs and discount allocated to the liability component are capitalized as a reduction of the principal amount of the Convertible Notes payable on the Company’s balance sheet and amortized, using the effective-interest method, as additional interest expense over the term of the Convertible Notes. The issuance costs and discount allocated to the equity component are recorded as a reduction to additional paid-in capital. The Convertible Notes consisted of the following (in thousands):

September 30, 2017
Liability component:
Principal	$143,750
Less: debt issuance costs	(754)
Less: debt discount	(32,702)
Net carrying amount	$110,294
Equity component	$31,451

For the three and nine month periods ending September 30, 2017, the Company incurred total interest expense associated with the Convertible Notes as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2017	2017
Interest expense related to contractual interest coupon	$898	$1,757
Interest expense related to accretion of the discount	1,477	2,943
Interest expense related to debt issuance costs	34	68
Total	$2,409	$4,768

As of September 30, 2017, the net carrying value of the Convertible Notes was $110.3 million, which is net of unamortized debt issuance costs of $0.8 million. The effective interest rate on the Convertible Notes, including amortization of debt issuance costs and accretion of the discount, is 8.7%. At September 30, 2017, the conversion option value of the Convertible Notes does not exceed their principal amount since the closing market price of the Company's common stock does not exceed the conversion rate. In addition, the Company has the intent and ability to settle the Convertible Notes in cash. Therefore, the Convertible Notes had no impact on the Company's diluted earnings per share as the Company utilizes the treasury stock method to compute diluted EPS.

Credit Facility

The Company and certain of its subsidiaries had a credit agreement with Silicon Valley Bank (the "Credit Facility"), which provided a revolving credit financing of up to $40.0 million, including a $5.0 million sub-limit for letters of credit. On April 4, 2017, in connection with the Convertible Notes, the Company utilized $39.2 million of the net proceeds from the offering to repay all amounts outstanding under its Credit Facility and thereafter terminated the facility.
14. Subsequent Events
License Agreement

On October 3, 2017, the Company entered into a license and distribution agreement to be utilized in future product offerings. As consideration for granting the license, the Company agreed to pay $7.0 million in three separate milestone payments. The Company paid $1.25 million upon transfer of all licensed materials in October 2017. The other two payments of $1.25 million and $4.5 million are contingent upon the completion and acceptance of certain deliverables.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our ability to profitably attract new customers and retain existing customers, our dependence on the market for cloud backup services, our ability to manage growth, changes in economic or regulatory conditions or other trends affecting the Internet and the information technology industry, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2017. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We are a provider of data protection solutions for businesses and the IT professionals who serve them. Our solution suite provides a full complement of backup, disaster recovery, high availability and migration solutions for any size business in locations around the world, all supported by secure and scalable global cloud infrastructure. We continue to invest in strategic acquisitions and integrating these acquisitions into our suite of data protection solutions, in order to expand our addressable market and increase our strategic importance to customers.
We derive the majority of our revenue from subscription fees with consistently strong retention rates. The remainder of our revenue is derived from software arrangements, which often contain multiple revenue elements, such as software licenses, hardware, professional services and post-contract customer support. We sell our solutions globally, and our customers primarily come from the following primary sources: directly from our website, our inside sales team, acquisitions, or from our network of channel partners, including distributors, value-added resellers, managed service providers, and global systems integrators.
We invest in customer acquisition because the market for our solutions is highly competitive. We support our sales network with a marketing approach that leverages our growing brand awareness to generate broad market demand. Our marketing efforts are designed to attract prospective customers and enroll them as paying customers, either through immediate sales, free trials or communication of the benefits of our solutions and development of ongoing relationships.

On August 14, 2017, we entered into an asset purchase agreement with Datacastle to purchase all the assets associated with Datacastle's cloud data backup, caching and analytics software and services for data protection purposes, including Datacastle Red, Datacastle Analytics and Datacastle QuickCache products. In addition, on January 31, 2017, we completed the acquisition of all the outstanding capital stock of Double-Take for a purchase price of $65.9 million. We believe these acquisitions strengthen our overall leadership position in the data protection market and strengthen our technology portfolio.
Our operating costs continue to grow as we invest in strategic acquisitions, new customer acquisition, cross-sell efforts, and research and development. We expect to continue to devote substantial resources to integration, global expansion, customer acquisition, and product innovation. In addition, we expect to invest heavily in our operations to support our anticipated growth.
We generally defer revenue over our customers’ subscription periods but expense marketing costs as incurred. As a result of these factors, we expect to continue to incur GAAP operating losses for the foreseeable future. For the three months ended September 30, 2017, we generated revenues of $61.6 million, compared to $51.9 million for the three months ended September 30, 2016, an increase of 19%. For the nine months ended September 30, 2017, we generated revenues of $177.8 million, compared to $153.5 million for the nine months ended September 30, 2016, an increase of 16%.
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
Additional information about our business and operations is contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 16, 2017.
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
Key Business Metrics
Our management regularly reviews a number of financial and operating metrics, including the following key metrics, to evaluate our business. Bookings and adjusted free cash flow are financial data that are not calculated in accordance with GAAP. The presentation on non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. See “Other Financial Data” for a reconciliation to the most comparable financial measures presented in accordance with GAAP.

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
Performance Highlights
For the three and nine months ended September 30, 2017 and 2016, we had the following results:

•
Revenue for three months ended September 30, 2017 was $61.6 million, an increase of 19% from $51.9 million for the three months ended September 30, 2016. Revenue for nine months ended September 30, 2017 was $177.8 million, an increase of 16% from $153.5 million for the nine months ended September 30, 2016.

•
Cash flow from operations for the three months ended September 30, 2017 was $6.9 million, compared to $5.0 million for the three months ended September 30, 2016. Cash flow from operations for the nine months ended September 30, 2017 was $17.5 million, compared to $3.4 million for the nine months ended September 30, 2016.

The following table presents our performance highlights for certain non-GAAP and other key metrics for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except percentage data)
Key metrics (1):
Bookings	$59,665	$49,238	$185,687	$155,246
Annual retention rate	86%	86%	86%	86%
Renewal rate	86%	83%	85%	84%
Adjusted free cash flow	$6,015	$4,524	$10,502	$11,249
(1) See the Key Business Metrics section above for the definition of these key metrics, and refer to the Other Financial Data section below for the reconciliation of bookings and adjusted free cash flow to the most directly comparable financial measures presented in accordance with GAAP.

The following table presents our bookings by type of customer for the periods presented:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2017	2016	%	2017	2016	%
	(in thousands, except percentage data)
Business	$40,229	$28,812	40%	$123,303	$90,472	36%
Consumer	19,436	20,426	(5)%	62,384	64,774	(4)%
Total bookings	$59,665	$49,238	21%	$185,687	$155,246	20%
Our bookings increased by $10.4 million and $30.4 million for the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016, primarily due to the inclusion of bookings from the acquisition of Double-Take during 2017, and increased sales of higher priced business solutions. We continue to focus on growing our relationships with active reseller partners, with bookings related to sales of business solutions representing 67% of total bookings for the third quarter of 2017, up from 59% in the third quarter of 2016. Our total bookings growth rate for the three and nine month periods ended September 30, 2017 was impacted by a decline in our growth rates in consumer bookings. We expect this trend to continue.

Our adjusted free cash flow has increased by $1.5 million for the three month period ended September 30, 2017, compared to the corresponding period in 2016, primarily due the timing of payments compared to the corresponding period in 2016.

Our adjusted free cash flow has decreased by $0.7 million for the nine month periods ended September 30, 2017, compared to the corresponding period in 2016, primarily due the capital investments in our datacenters.
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
Gross profit and gross margin
Historically, our gross margins have expanded due to the introduction of higher priced solutions, a downward trend in the cost of storage equipment and services, and efficiencies of our customer support personnel in supporting our customers. We expect these trends to continue over the long term.
Operating expenses
Research and development. Research and development expenses consist primarily of wages and benefits for development personnel, third-party outsourcing costs, hosting fees, consulting fees, rent, and depreciation. We focus our research and development efforts on enhancements and ease of use of our solutions. These efforts result in updated versions and new suites of our solutions, while not changing the underlying technology. The majority of our research and development employees are located at our corporate headquarters in the U.S. and at our office in Canada. We expect that research and development expenses will increase in absolute dollars and as a percentage of revenue on an annual basis as we continue to enhance and expand our services.

General and administrative. General and administrative expenses consist primarily of wages and benefits for management, finance, accounting, human resources, legal and other administrative personnel, legal and accounting fees, insurance, acquisition and other corporate expenses. We expect that general and administrative expenses will increase in absolute dollars on an annual basis so that we can support the anticipated growth of our business.
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
Restructuring charges. Restructuring charges consist of charges related to the Company's restructuring efforts associated with the reorganization and consolidation of certain operations as well as disposal of certain assets. See Note 12—Restructuring to our condensed consolidated financial statements included in this Quarterly Report for additional information.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	28.5	29.8	30.0	30.0
Gross profit	71.5	70.2	70.0	70.0
Operating expenses:
Research and development	20.7	15.7	19.1	16.5
General and administrative	15.9	17.4	19.0	20.1
Sales and marketing	36.6	36.3	39.0	34.6
Restructuring charges	0.0	0.1	0.0	0.5
Total operating expenses	73.2	69.5	77.1	71.7
(Loss) income from operations	(1.7)	0.7	(7.1)	(1.7)
Interest (expense) income, net	(3.6)	—	(2.6)	(0.1)
Other (expense) income, net	(0.1)	0.3	0.6	0.1
(Loss) income before income taxes	(5.4)	1.0	(9.1)	(1.7)
Provision (benefit) for income taxes	0.4	0.8	(7.8)	0.5
Net (loss) income	(5.8)%	0.2%	(1.3)%	(2.2)%
Comparison of the Three and Nine Months Ended September 30, 2017 and 2016
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change		2017	2016	Change
	(in thousands, except percentage data)
Revenue	$61,637	$51,948	$9,689	18.7%	$177,770	$153,498	$24,272	15.8%
Revenue increased for the three and nine month periods ended September 30, 2017 as compared to the three and nine month periods ended September 30, 2016, primarily due to the inclusion of revenue from our recently acquired Double-Take product offerings and increased sales of higher priced business solutions.

Cost of revenue, gross profit, and gross margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change		2017	2016	Change
	(in thousands, except percentage data)
Cost of revenue	$17,590	$15,459	$2,131	13.8%	$53,256	$46,078	$7,178	15.6%
Percent of revenue	28.5%	29.8%			30.0%	30.0%
Components of cost of revenue:
Personnel-related costs	$6,416	$5,720	$696	12.2%	$20,012	$17,723	$2,289	12.9%
Hosting and depreciation costs	4,879	5,326	(447)	(8.4)%	15,418	16,641	(1,223)	(7.3)%
Amortization	2,203	642	1,561	243.1%	5,953	1,999	3,954	197.8%
Software and other	4,092	3,771	321	8.5%	11,873	9,715	2,158	22.2%
Total cost of revenue:	$17,590	$15,459	$2,131	13.8%	$53,256	$46,078	$7,178	15.6%
Gross profit	$44,047	$36,489	$7,558	20.7%	$124,514	$107,420	$17,094	15.9%
Gross margin	71.5%	70.2%			70.0%	70.0%
Our gross margin improvement for the three month period ended September 30, 2017 as compared to the three month period ended September 30, 2016 was driven by an increase in sales of higher margin business solutions and efficiencies realized in our data centers. The increase in total costs of revenue in the three month period ended September 30, 2017 is due primarily to an increase in developed technology amortization, an increase in personnel-related costs associated with additional headcount related to the acquisition of Double-Take personnel, partially offset by a decrease in hosting and depreciation costs.
Our gross margin remained flat for the nine month period ended September 30, 2017 as compared to the nine month period ended September 30, 2016. The increase in total costs of revenue in the nine month period ended September 30, 2017 is due primarily to an increase in developed technology amortization, an increase in personnel-related costs associated with additional headcount related to the acquisition of Double-Take personnel, an increase in software expenses and support contracts, partially offset by a decrease in hosting and depreciation costs.
Operating expenses
Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change		2017	2016	Change
	(in thousands, except percentage data)
Research and development	$12,781	$8,156	$4,625	56.7%	$34,035	$25,272	$8,763	34.7%
Percent of revenue	20.7%	15.7%			19.1%	16.5%
Components of research and development:
Personnel-related costs	$8,711	$6,294	$2,417	38.4%	$25,219	$19,271	$5,948	30.9%
Third-party outsourcing costs	536	331	205	61.9%	1,273	864	409	47.3%
Hosting, consulting and other	3,534	1,531	2,003	130.8%	7,543	5,137	2,406	46.8%
Total research and development:	$12,781	$8,156	$4,625	56.7%	$34,035	$25,272	$8,763	34.7%
Research and development expenses increased for the three and nine month periods ended September 30, 2017, as compared to the three and nine month periods ended September 30, 2016, primarily as a result of an increase in personnel-related costs associated with additional headcount related to the acquisition of Double-Take and Datacastle research and development employees, an impairment charge related to a capitalized software project that was discontinued and an increase in consulting and independent contractor expenses.

General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change		2017	2016	Change
	(in thousands, except percentage data)
General and administrative	$9,799	$9,059	$740	8.2%	$33,745	$30,868	$2,877	9.3%
Percent of revenue	15.9%	17.4%			19.0%	20.1%
Components of general and administrative:
Personnel-related costs	$5,914	$5,126	$788	15.4%	$18,599	$15,659	$2,940	18.8%
Professional fees	1,957	1,489	468	31.4%	9,507	8,667	840	9.7%
Consulting, taxes and other	1,928	2,444	(516)	(21.1)%	5,639	6,542	(903)	(13.8)%
Total general and administrative:	$9,799	$9,059	$740	8.2%	$33,745	$30,868	$2,877	9.3%
General and administrative expenses increased for the three and nine month periods ended September 30, 2017 as compared to the three and nine month periods ended September 30, 2016, primarily as a result of increased personnel-related costs associated with additional headcount to support our overall growth and an increase in stock-based compensation expense associated with new grants, offset by a decrease in transactional tax expense owed to foreign tax authorities.
Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change		2017	2016	Change
	(in thousands, except percentage data)
Sales and marketing	$22,561	$18,864	$3,697	19.6%	$69,354	$53,069	$16,285	30.7%
Percent of revenue	36.6%	36.3%			39.0%	34.6%
Components of sales and marketing:
Personnel-related costs	$10,365	$7,847	$2,518	32.1%	$32,156	$23,505	$8,651	36.8%
Advertising costs	3,816	4,676	(860)	(18.4)%	13,249	12,736	513	4.0%
Costs of credit card transactions and offering free trials	1,787	1,561	226	14.5%	5,312	4,871	441	9.1%
Agency fees, consulting and other	6,593	4,780	1,813	37.9%	18,637	11,957	6,680	55.9%
Total sales and marketing:	$22,561	$18,864	$3,697	19.6%	$69,354	$53,069	$16,285	30.7%
Sales and marketing expenses increased for the three and nine month periods ended September 30, 2017 as compared to the three and nine month periods ended September 30, 2016, primarily due to increased personnel-related costs associated with additional sales and marketing headcount including the acquisition of Double-Take sales and marketing employees. Additionally, agency fees, consulting and other costs increased due to an increase in our overall marketing efforts associated with promoting Carbonite's expanded set of offerings to a broader audience, the inclusion of the Double-Take business in our consolidated results and an increase in integration and consulting expenses. For the three month period ended September 30, 2017, advertising costs declined related to a reduction in media spend compared to the three month period ended September 30, 2016.
Restructuring
We did not record any restructuring charges for the three and nine month periods ended September 30, 2017. We recorded restructuring charges of $0.8 million in the first quarter of 2016, primarily related to the reorganization and consolidation of certain operations as well as disposal of certain assets. See Note 12—Restructuring to our condensed consolidated financial statements included in this Quarterly Report for additional information.

Operating income (loss)
Operating income (loss) for the three months ended September 30, 2017 was ($1.1) million, compared to $0.4 million for the three months ended September 30, 2016.  For the nine months ended September 30, 2017, operating income (loss) was ($12.6) million, compared to ($2.6) million in the nine months ended September 30, 2016.  The increases in operating loss during the three and nine month periods ended September 30, 2017 are primarily a result of increases in research and development expenses, general and administrative expenses and sales and marketing expenses.
Non-operating income (expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change		2017	2016	Change
	(in thousands, except percentage data)
Interest (expense) income, net	$(2,206)	$(15)	$(2,191)	14,606.7%	$(4,647)	$(110)	$(4,537)	4,124.5%
Percent of revenue	(3.6)%	—%			(2.6)%	(0.1)%
Other (expense) income, net	$(66)	$170	$(236)	(138.8)%	$1,129	$118	$1,011	856.8%
Percent of revenue	(0.1)%	0.3%			0.6%	0.1%

Interest (expense) income, net increased for the three and nine month periods ended September 30, 2017 as compared to the three and nine month periods ended September 30, 2016, primarily due to the interest expense and amortization of the debt discount and debt issuance costs related to our convertible senior notes (the “Convertible Notes”) issued in April 2017.

Other income (expense), net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. Other income (expense), net increased for the nine month period ended September 30, 2017 as compared to the nine month period ended September 30, 2016, primarily due to income from the sale of businesses and exchange rate gains (losses) related to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions.
Provision (benefit) for income taxes
We recorded income tax provision of $0.2 million and $0.4 million for the three month periods ended September 30, 2017 and September 30, 2016, respectively. Our effective income tax rates were (7.0%) and 80.0% for the three month periods ended September 30, 2017 and September 30, 2016, respectively. We recorded income tax (benefit) provision of ($13.8) million and $0.8 million for the nine month periods ended September 30, 2017 and September 30, 2016, respectively. Our effective income tax rates were 85.2% and (31.1%) for the nine month periods ended September 30, 2017 and September 30, 2016, respectively. Our effective income tax rate varied from the statutory income tax rate principally due to the release of U.S. valuation allowance as a result of the acquisition of Double-Take, and pre-tax book losses in the U.S. and Switzerland that cannot be benefited. Our tax benefit recognized during the nine months ended September 30, 2017, consists of a tax benefit for a U.S. valuation allowance release that is partially offset by foreign tax expense. Our tax provision recognized during the three months ended September 30, 2017, primarily consists of foreign tax expense.
Our effective income tax rate in the three months ended September 30, 2017 differed from the three months ended September 30, 2016 primarily due to an increase in pre-tax book losses in the U.S. and Switzerland that cannot be benefited. Our effective income tax rate in the nine months ended September 30, 2017 differed from the nine months ended September 30, 2016 primarily due to the partial release of U.S. valuation allowance due to a net deferred tax liability recorded in the acquisition of Double-Take. The U.S. net deferred tax liability primarily relates to non-tax deductible intangible assets recognized in the financial statements which generate a deferred tax liability. The net deferred tax liability established is estimated to be a source of income to utilize previously unrecognized deferred tax assets in the U.S. Therefore, we have recorded a discrete tax benefit of $14.6 million in the nine months ended September 30, 2017 for the release of U.S. valuation allowance related to the deferred tax liability recorded in purchase accounting. The U.S. maintains a valuation allowance on the overall U.S. net deferred tax asset as it is deemed more likely than not the U.S. net deferred tax asset will not be realized.
Other Financial Data
In addition to our results discussed above determined under GAAP, we believe that bookings, annual retention rate, renewal rate, and adjusted free cash flow are useful to investors in evaluating our operating performance. See the Performance Highlights section above for the table presenting certain Non-GAAP and other operational metric performance highlights for the three and nine months ended September 30, 2017 and 2016. Management considers these financial and operating metrics critical to understanding our business, reviewing our historical performance, measuring and identifying current and future trends, and for planning purposes. Securities analysts also frequently use bookings and adjusted free cash flow as supplemental measures to evaluate the overall performances of companies.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue	$61,637	$51,948	$177,770	$153,498
Add change in deferred revenue, net of foreign exchange (excluding acquisitions and divestitures)	(1,972)	(2,710)	7,917	1,748
Bookings	$59,665	$49,238	$185,687	$155,246

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cash provided by operating activities	$6,898	$5,037	$17,466	$3,364
Subtract capital expenditures	(1,905)	(906)	(11,944)	(3,715)
Free cash flow	4,993	4,131	5,522	(351)
Add acquisition-related payments	954	190	4,843	9,981
Add restructuring-related payments	—	—	—	341
Add cash portion of lease exit charge	—	203	—	354
Add litigation-related payments	68	—	137	924
Adjusted free cash flow	$6,015	$4,524	$10,502	$11,249
Liquidity and Capital Resources
As of September 30, 2017, we had cash and cash equivalents and marketable securities of $119.4 million, of which $97.8 million was held in the United States and $21.6 million of which was held by our international subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes upon repatriation. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to indefinitely reinvest our foreign earnings to fund our foreign subsidiaries.
Sources of funds
We believe, based on our current operating plan, that our existing cash and cash equivalents, marketable securities and cash provided by operations, will be sufficient to meet our anticipated cash needs for the foreseeable future.
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
We previously had a credit agreement with Silicon Valley Bank (the "Credit Facility"), which provided a revolving credit financing of up to $40.0 million, including a $5.0 million sub-limit for letters of credit. On April 4, 2017, in connection with the Convertible Notes, we utilized $39.2 million of the net proceeds from the offering to repay all amounts outstanding under the Credit Facility and thereafter terminated the facility.
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
Uses of funds
We have increased our operating and capital expenditures in connection with the growth in our operations and the increase in our personnel, and we anticipate that we will continue to increase such expenditures in the future. Our future capital requirements may vary materially from those now planned and will depend on many factors, including:

•	potential future acquisition opportunities;

•	potential share repurchases under our share repurchase program;

•	the levels of advertising and promotion required to acquire and retain customers;

•	expansion of our data center infrastructure necessary to support our growth;

•	growth of our operations in the U.S. and worldwide;

•	our development and introduction of new solutions; and

•	the expansion of our sales, customer support, research and development, and marketing organizations.

Future capital expenditures will focus on acquiring additional data storage and hosting capacity and general corporate infrastructure. We are not currently party to any purchase contracts related to future capital expenditures, other than short-term purchase orders.

Cash flows
The following table summarizes our net cash inflows (outflows) for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$17,466	$3,364
Net cash used in investing activities	$(84,970)	$(15,614)
Net cash provided by (used in) financing activities	$126,287	$(2,733)
Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net (loss) income, growth in sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.
In the nine months ended September 30, 2017, cash provided by operating activities was $17.5 million, which was driven by an increase in deferred revenue of $7.6 million and a net adjustment for non-cash charges of $12.8 million, primarily comprised of $16.0 million of depreciation and amortization, $9.2 million of stock-based compensation expense, $3.0 million of interest expense related to the non-cash interest expense related to the amortization of debt discount, $0.9 million impairment of capitalized software, offset by a gain on disposal of equipment of $0.9 million, benefit for deferred income taxes of $15.0 million and other non-cash items of $0.4 million. These cash inflows were partially offset by our net loss of $2.4 million, an increase in working capital of $0.3 million and a decrease in other assets and liabilities of $0.2 million.
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

Investing activities
In the nine months ended September 30, 2017, cash used in investing activities was $85.0 million, which was primarily driven by our payment of $69.8 million in connection with the acquisition of Double-Take and Datacastle, capital expenditures of $12.0 million, a purchase of marketable securities and derivatives of $4.8 million, partially offset by proceeds from sale of property and equipment of $0.9 million, proceeds from maturities of marketable securities of $0.4 million and proceeds from the sale of businesses of $0.3 million.
In the nine months ended September 30, 2016, cash used in investing activities was $15.6 million, which was primarily driven by our payment of $11.6 million in connection with the acquisition of EVault, a purchase of marketable securities and derivatives of $1.5 million, and capital expenditures of $3.7 million, offset by proceeds from maturities of marketable securities of $1.2 million.

Financing activities
In the nine months ended September 30, 2017, cash provided by financing activities was $126.3 million, which was primarily driven by $177.8 million proceeds from long-term borrowings, net of debt issuance costs and $4.2 million proceeds from the exercise of stock options, partially offset by $39.2 million payments on long-term borrowings and $16.5 million repurchase of common stock.

In the nine months ended September 30, 2016, cash used in financing activities was $2.7 million, which was primarily driven by a $4.7 million repurchase of common stock, partially offset by net proceeds from the exercise of stock options of $2.0 million.
Off-balance sheet arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements.
Contractual obligations
The following table summarizes our contractual obligations at September 30, 2017 (in thousands):

	Payment Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Office lease obligations	$19,191	$1,230	$6,392	$5,050	$6,519
Data center lease obligations	7,460	891	3,975	2,594	—
Convertible notes principal	143,750	—	—	143,750	—
Convertible notes interest	17,929	3,554	7,188	7,187	—
Hosted software solution obligations	3,848	1,190	2,639	19	—
Consulting obligations	470	420	50	—	—
Other purchase commitments	1,429	889	360	180	—
Total	$194,077	$8,174	$20,604	$158,780	$6,519
(1) The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.  There have been no material changes to our uncertain tax positions in the third quarter of 2017.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

The Company's operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, liquidity and results of operations. Except for the updated risk factors set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, there have otherwise been no material changes to the risks and uncertainties previously presented in "Item 1A. Risk Factors", in our Annual Report on Form 10-K filed with the SEC on March 16, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sale of Unregistered Securities
Not applicable.

(b) Use of Proceeds
Not applicable.

(c) Issuer Purchases of Equity Securities
The following table is a summary of the Company's repurchases of our common stock in the third quarter of 2017:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (3)
July 1, 2017 - July 31, 2017	—	$—	—	$5,214,409
August 1, 2017 - August 31, 2017	11,762	$22.10	—	$5,214,409
September 1, 2017 - September 30, 2017	11,762	$19.95	—	$5,214,409
	23,524		—

(1)	During the three months ended September 30, 2017, 23,524 shares were withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units.
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

(3)
In May 2015, the Company's Board of Directors authorized a $20.0 million share repurchase program effective from May 15, 2015 through May 15, 2018. On March 22, 2017, the Company's Board of Directors authorized an increase of $10.0 million to the share repurchase program.

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

CARBONITE, INC.

Dated: November 6, 2017	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer

Dated: November 6, 2017	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Accounting Officer