Form 10-K
period 2017-12-31
Carbonite Inc
filed 2018-03-12
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $545,981,436.
As of February 28, 2018, there were 28,519,304 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Overview
Carbonite, Inc. (together with its subsidiaries, "Carbonite", the "Company", "our", "we", or "us") provides backup, disaster recovery, high availability and workload migration technology (the "Carbonite Data Protection Platform"). The Carbonite Data Protection Platform supports businesses in locations around the world with secure and scalable global cloud infrastructure. We continue to invest in strategic acquisitions and integrate these acquisitions into our portfolio of data protection solutions, in order to expand our addressable market and increase our strategic importance to customers.
We were incorporated on February 10, 2005 as a Delaware corporation and our principal executive offices are located at Two Avenue de Lafayette, Boston, Massachusetts, 02111. We founded Carbonite on one simple idea: all computers need to be backed up, and in our always-connected and highly mobile world, cloud backup is the ideal approach.
On January 31, 2017, we completed the acquisition of all the outstanding capital stock of DoubleTake Software, Inc. for a purchase price of $65.9 million. In addition, on August 14, 2017, we entered into an asset purchase agreement with Datacastle Corporation for a purchase price of $9.6 million pursuant to which we acquired all the assets associated with Datacastle's cloud data backup, caching and analytics software and services for data protection purposes. As discussed below, we recently entered into an agreement to acquire all of the issued and outstanding capital stock of Mozy, Inc., a cloud backup service for businesses and consumers, and certain related business assets owned by EMC Corporation or its affiliates, for a purchase price of $145.8 million. We believe these acquisitions strengthen our overall leadership position in the data protection market and strengthen our technology portfolio.
We derive the majority of our revenue from subscription fees and our consistently strong retention rates and scalable infrastructure help to support our growth. The remainder of our revenue is derived from software arrangements, which often contain multiple revenue elements, such as software licenses, hardware, professional services and post-contract customer support. For the year ended December 31, 2017, 2016 and 2015, we generated revenue of $239.5 million, $207.0 million, and $136.6 million, respectively. We continue to invest in customer acquisition because the market for our solutions is highly competitive and, as a result, our bookings have grown from $116.0 million in 2013 to $245.9 million in 2017. For a reconciliation of bookings to revenue for the last five years, see “Selected Consolidated Financial and Other Data.”
Industry Trends
Trends on several fronts are fueling growth opportunities for Carbonite.
The first trend is the continued evolution of the data protection industry, along with the explosion in the creation of new data, which has driven customers to seek flexible and powerful cloud-based solutions that deliver high value. To protect new types of data and modernize their IT environments, businesses are shifting to the cloud. Analyst firm Gartner predicts that by 2020, the number of enterprises using the cloud as a backup target will double, up from 10% at the beginning of 2017.1 Carbonite’s efficient cloud infrastructure fuels a variety of data protection models - from backup, to high availability to migration - in the right deployment models - from cloud, to onsite, to hybrid - to meet the needs of our customers.
The second trend is threats to data. The number of cyberattacks known as “Ransomware” has grown rapidly in recent years. The FBI defines ransomware as a type of malware installed on a computer or server that encrypts the files, making them inaccessible until a specified ransom is paid.2
The FBI reported that ransomware “skyrocketed” last year, costing businesses $1 billion during 2016.3 According to Cybersecurity Ventures, global ransomware damage costs are expected to exceed $5 billion by the end of 2017, up from $325 million in 2015.4 In order to avoid bad press and reputational damage, many ransomware incidents are not reported. According to new research from Bitdefender, ransomware payments in 2017 will hit a record $2 billion.5
In September 2016, the FBI issued a public service announcement stressing the importance of regular data backups and verification of the integrity of those backups as a defense to ransomware, stating that “backups are critical in ransomware incidents,” and “backups may be the best way to recover your critical data.”3 Additionally, Research and Markets expects the ransomware protection market to grow from $8.16 billion in 2016 to $17.36 billion by 2021.6 We expect this trend to drive adoption of backup solutions as businesses and individuals look for solutions to protect their data to avoid falling prey to criminals.
Finally, the industry analyst firm Gartner estimates the DRaaS market is expected to reach $3.7 billion by 2021.7 According to Gartner, mid-market drivers for DRaaS include improved affordability and functionality.
We believe data growth and data threats will continue to drive the need for data protection and that our solutions position us well to capitalize on this growth opportunity.
___________________________
1Gartner: Magic Quadrant for Data Center Backup and Recovery Solutions, 2017
2Federal Bureau of Investigation Public Service Announcement I-091516-PSA, Ransomware Victims Urged to Report Infections to Federal Law Enforcement (https://www.ic3.gov/media/2016/160915.aspx)
3Cyber-extortion losses skyrocket, says FBI (http://money.cnn.com/2016/04/15/technology/ransomware-cyber-security)
4Cybersecurity Ventures, Ransomware Damage Report 2017 (https://cybersecurityventures.com/ransomware-damage-report-2017-5-billion)
5Cyberscoop, Ransomware is now a $2 billion-per-year criminal industry (https://www.cyberscoop.com/ransomware-2-billion-bitdefender-gpu-encryption)
6Research and Markets, Ransomware Protection Market by Solution (https://www.researchandmarkets.com/research/h5zh33/ransomware)
7Gartner: Magic Quadrant for Disaster Recovery as a Service, 2017
Our Solutions
We believe that customers purchase our data protection solutions because they provide powerful features packaged in a cost-effective, simple and secure manner. We make it easy for customers to recover their files, applications or complete systems, and we provide high quality customer support.
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
Our Key Competitive Strengths
We believe that our key competitive strengths include the following:
Proprietary backup architecture: Our entire infrastructure is designed and optimized for protecting high volumes of data in low-latency environments. We believe that our average storage costs per subscriber are lower than those realized by typical general purpose data center storage systems, providing us with lower cost of service and greater return on investment.
Heterogeneous environment support: Our solutions have been architected to use proprietary “agents” that run on a variety of operating platforms, including Windows and Linux (on-premise and in the cloud), and VMware, Oracle, IBM AIX and HP-UX on-premise, to ensure that businesses can securely backup and restore all their important data.
Brand awareness: We believe that we have among the highest brand awareness in the cloud backup market. We promote our brand through our multi-channel marketing program, which includes a broad presence in radio, online display advertising, print advertising, paid and natural search, and an affiliate and reseller network.
Distribution: Our sales network is designed to sell large volumes of our solutions to customers. To penetrate the extensive and diverse population of businesses, we have invested in recruiting and onboarding a network of sales channel partners including distributors, value-added resellers, managed service providers (“MSPs”) and global systems integrators. We believe the breadth and diversity of our channel partner relationships, coupled with our internal direct sales capabilities provide a competitive advantage when reaching businesses.
Significant intellectual property portfolio: We have a significant intellectual property portfolio relating to our solutions, including over 67 issued patents and pending applications worldwide. CARBONITE is a registered trademark in the U.S. and in over 40 other countries, including countries in the European Union.
Encryption and data security: We use sophisticated encryption technology to ensure the privacy of our customers’ stored files. For solutions that utilize our cloud environments, we encrypt files using a secure key before the files leave the customers' computer and transmit the encrypted files over the internet to secure data centers. Customers’ files then remain encrypted on our servers to guard against unauthorized access. We employ outside security analysis firms, including anti-hacking specialists, to review and test our defenses and internal procedures.
Comprehensive customer support: We believe that our customer support is more comprehensive than that offered by our primary competitors in the cloud backup market and aids in our customer retention. Telephone, live chat, and email customer support are included in our subscription fee.
Our Offerings
Our Carbonite Data Protection Platform includes the following solutions:
Carbonite Safe: For individuals or businesses, we offer annual and multi-year cloud backup plans. All plans offer discounts for multi-year subscriptions.
Carbonite Endpoint Protection: Carbonite Endpoint Protection protects the data that resides on an organization's computers, laptops, tablets and smartphones. Our endpoint protection is engineered with central management and control features that simplify deployment.
Carbonite Server Backup solutions, with three different deployment models:
Carbonite Hybrid Backup: Carbonite Hybrid Backup, powered by EVault, protects a customer's data footprint both on-premise and in the cloud and enables rapid recovery while version history stored in the cloud safeguards against disaster. Carbonite Hybrid Backup supports more than 200 operating systems, platforms and applications, including new and legacy systems on both physical and virtual machines. This solution protects up to 24 terabytes (TB) with our hardware-as-a-service solution and multiple petabytes with a purchased appliance.

Carbonite Cloud Backup: Carbonite Cloud Backup, powered by EVault, automatically backs up data to the cloud and keeps physical and virtual systems protected with point-in-time restore and offers support for more than 200 operating systems, platforms and applications.
Carbonite Onsite Backup: Carbonite Onsite Backup, powered by EVault, is a highly flexible data protection solution that backs up and replicates data securely across a customer's own private network. Carbonite Onsite Backup supports more than 200 operating systems, platforms and applications, including new and legacy systems on both physical and virtual machines. With Carbonite Onsite Backup, a customer can protect their entire organization and manage it from a central dashboard.
Carbonite High Availability and Disaster Recovery solutions:
Carbonite Availability: Carbonite Availability keeps critical business systems available on Windows and Linux servers. Our continuous replication technology maintains an up-to-date copy of your operating environment without taxing the primary system or network bandwidth. With support for physical, virtual or cloud source and target environments, the Carbonite Availability solution, powered by DoubleTake, is a comprehensive IT resilience solution for organizations with mixed IT environments.
Carbonite Recover: Carbonite's disaster recovery-as-a-service solution securely replicates critical systems from a customer's primary environment to the cloud. Carbonite Recover ensures that an up-to-date secondary copy is available for failover at any moment, minimizing downtime as well as costs.
Carbonite Data Migration solutions:
Carbonite Migrate: Carbonite Migrate quickly and easily migrates physical, virtual and cloud workloads to and from any environment with minimal risk and near-zero downtime. Using efficient real-time, byte-level replication technology, Carbonite Migrate, powered by DoubleTake, creates a replica of the data, application, database or entire server being migrated and keeps it in sync with production systems until a cutover is initiated. The migrated data can be validated without disrupting business operations.
Carbonite Email Archiving solutions:
Carbonite Email Archiving: Our MailStore offerings are designed to meet the specific email archiving needs of customers in terms of performance, stability, functionality and simplicity. Our three solutions include MailStore Server, MailStore Service Provider Edition and MailStore Home.
Our Proprietary Technology
At the core of our offerings is proprietary technology that allows us to offer highly scalable data protection solutions to our end customers, and as a platform for managed service providers to offer to their customers as a white-labeled offering. This technology is installed on protected systems, running in the customers' environment, and includes server software, web-based monitoring, control, and account management tools. We believe that simple, centralized, web-based control of our solutions improves the user experience both for end-users and for our partners.
We invest heavily in the development of our technologies. In 2017, 2016 and 2015, we spent $46.2 million, $33.3 million, and $28.1 million, respectively, on research and development. Our proprietary technologies are fundamental to our value proposition as they enable us to deliver solutions that are scalable, reliable and cost effective.
Marketing and Sales
Our marketing and sales efforts are focused on three primary goals: acquiring customers at a low cost, retaining existing customers, and building brand awareness. Our advertising reinforces our brand by emphasizing ease of use, affordability, security and reliability. We use radio advertising, online display advertising, print advertising, paid search, direct marketing, and affiliate and reseller marketing. Our public relations efforts include engaging the traditional press, new media, industry influencers and social networks. Our sales model is designed to sell large volumes of our solutions to businesses globally, both directly and through our indirect network of channel partners which includes distributors, value-added resellers, managed service providers and global systems integrators.
Marketing. Our customers come from two primary sources: businesses who buy our solutions directly from our website, our inside sales team, or from our network of partners, and consumers who sign up for solutions on our website in response to our direct marketing campaigns. We support our sales network with a marketing approach that leverages our established brand to drive market awareness and demand generation among the broad population of businesses and consumers. Our marketing efforts are designed to attract prospective customers and enroll them as paying customers, either through immediate sale, free trials or communication of the benefits of our solutions and development of ongoing relationships.
Channel distribution. To further penetrate the extensive and diverse population of businesses, we have and will continue to invest in our network of sales channel partners. Our network of sales channel partners includes distributors, value-added resellers, managed service providers and global systems integrators and is designed to sell large volumes of our relatively low-priced solutions to customers.
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
Intellectual Property
We believe the strength of our brand and the functionality of our software help differentiate us from our competitors. Our success therefore depends on our ability to protect our technologies and intellectual property, which allows us to move and store vast amounts of customer data. To protect our intellectual property, we rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions. Carbonite, the Carbonite Logo, MAILSTORE, DOUBLETAKE and EVAULT, as well as other marks, are registered trademarks of Carbonite, Inc. in numerous countries throughout the world. The Carbonite trademark is subject to registrations covering over 40 countries. Carbonite also has additional registrations and/or pending applications for additional marks in the U.S. and/or other countries, including but not limited to “Carbonite The Better Backup Plan”, “Back it up. Get it back”, “Because Your Life is On Your Computer” Logo, "Carbonite" and the Green Dot Logo, Carbonite Lock Logo, the Z logo and Chinese character representations for Carbonite. In addition, we have 67 issued patents and pending applications worldwide that cover both our technical infrastructure and our key usability and design concepts.
Competition
Our market is rapidly evolving due to technological advances that are driving changes in the way businesses operate. Over the past few years, competition has intensified, and we expect this to continue with market consolidation, the introduction of new technologies, and introduction of new market entrants. We compete against many companies across the data protection, disaster recovery, high availability and storage industries, ranging from those who provide a wide array of IT services, to those who provide only a specific business continuity product, to distributors and resellers. We expect many of our actual and potential competitors and solutions to change as we expand further into the business market and as the markets we compete in continue to evolve.
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
Employees
As of December 31, 2017, we had 941 full-time and 26 part-time employees. Of our full-time employees, 323 were in operations and support, 239 were in sales and marketing, 213 were in research and development, and 166 were in general and administrative functions. None of our employees are covered by collective bargaining agreements.
Subsequent Events
On February 12, 2018, we entered into a definitive and binding Master Acquisition Agreement ("Agreement") with EMC Corporation (“EMC”), Mozy, Inc. ("Mozy") and Dell Technologies, Inc. pursuant to which we will acquire all of the issued and outstanding capital stock of Mozy, a provider of online, data and computer backup software, and certain related business assets owned by EMC or its affiliates, for a purchase price of $145.8 million in cash, subject to potential adjustments for working capital. The Agreement contains customary representations, warranties, covenants and indemnities, including a covenant requiring us to use our reasonable best efforts to obtain debt financing for the transaction in accordance with the terms of a commitment letter for a $120.0 million revolving credit facility. Consummation of the transaction is also subject to various conditions, including receipt of governmental approvals and other customary closing conditions. The Agreement contains termination rights, including a right for either party to terminate the Agreement if the closing shall not have occurred on or before July 1, 2018, subject to certain conditions. We expect the acquisition to close during the first quarter of 2018.

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

ITEM 1A.	RISK FACTORS
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Annual Report. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report.
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.
Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Risks Related to Our Business
We have experienced periods of losses and negative cash flow since our inception, and we may not be able to achieve or sustain profitability or positive cash flow in the future.
We experienced net losses of $21.6 million for 2015, $4.1 million for 2016 and $4.0 million for 2017, and we have an accumulated deficit of approximately $169.3 million as of December 31, 2017. While we have experienced revenue growth over these same periods, we may not be able to achieve profitability in the future and, if we are able to achieve profitability, sustain such profitability on a consistent basis. In an effort to increase and service our customer base, we expect to continue making significant expenditures to develop and expand our business, including for customer acquisition, advertising, technology infrastructure, storage capacity, product development, and international expansion. We also expect that our results may fluctuate due to a variety of factors described elsewhere in this Annual Report, including the timing and amount of our advertising expenditures, the timing and amount of expenditures related to the development of technologies and solutions, and to defend intellectual property infringement and other claims. We may also incur increased losses and negative cash flow in the future for a variety of reasons, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events.
The market for cloud solutions is competitive, and if we do not compete effectively, our operating results could be harmed.
We compete with cloud backup providers and providers of traditional hardware-based backup systems. Many of our competitors benefit from competitive advantages over us, such as greater name recognition, longer operating histories, more varied services, and larger marketing budgets, as well as greater financial, technical, and other resources. In addition, many of our competitors have established marketing relationships and major distribution agreements with computer manufacturers, internet service providers, and resellers, giving them access to larger customer bases. Some of our competitors may make acquisitions or enter into strategic relationships to offer a more comprehensive service than we do. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.
Demand for our cloud and hybrid backup solutions is sensitive to price. Many factors, including our customer acquisition, advertising and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free solutions that compete with our solutions. There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue and operating results.
We may not be able to respond to rapid technological changes with new solutions in a timely and cost effective manner or at all, which could have a material adverse effect on our operating results.
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
The introduction of new services by competitors or the development of entirely new technologies to replace existing offerings could make our solutions obsolete or adversely affect our business and operating results. In addition, any new markets or countries into which we attempt to sell our solutions may not be receptive. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new solutions and enhancements. We have in the past experienced delays in the planned release dates of new features and upgrades, and have discovered defects in new solutions after their introduction. There can be no assurance that new solutions or upgrades will be released according to schedule, or that when released they will not contain defects. Either of these situations could result in adverse publicity, loss of revenue, delay in market acceptance, or claims by customers brought against us, all of which could have a material adverse effect on our reputation, business, operating results, and financial condition. Moreover, the development of new technologies requires substantial investment and we have no assurance that such investments will achieve their expected benefits on a timely manner or at all, either of which could also have a material adverse effect on our results of operations.
A decline in demand for our solutions or for cloud solutions in general could cause our revenue to decline.
We derive, and expect to continue to derive, substantially all of our revenue from the sale of data protection solutions including our backup and restore, DRaaS and email archiving offerings. Our introduction of "hybrid" solutions (cloud and on-

premise) provides a broader offering for customers who may not want cloud only solutions, but the market for cloud solutions remains dynamic and subject to rapidly changing customer demands and trends in preferences. Some of the potential factors that could affect interest in and demand for cloud solutions include:

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
We expect to continue to acquire or invest in other companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.
We recently entered into a binding agreement to acquire the outstanding capital stock of Mozy, Inc. and we completed the acquisitions of Datacastle Corporation and Double-Take Software, Inc. in 2017 and the acquisition of EVault, Inc. in 2016. We expect to continue to acquire complementary solutions, services, technologies, or businesses in the future. We may also enter into relationships with other businesses to expand our portfolio of solutions or our ability to provide our solutions in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

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
We have office locations throughout the United States and in various international locations, including the UK, Germany, the Netherlands, Canada and Switzerland. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, our business may be adversely affected. As we expand our business, we add complexity to our organization and must expand and adapt our operational infrastructure and effectively coordinate throughout our organization. As a result, we have incurred and expect to continue to incur additional expense related to our continued growth. Failure to manage any future growth effectively could result in increased costs, negatively impact our customers’ satisfaction with our solutions, and harm our operating results.
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
Currently, internet access is provided by telecommunications companies and internet access service providers that have significant and increasing market power in the broadband and internet access marketplace. On December 14, 2017, the Federal Communications Commission classified broadband internet access service as an unregulated information service and repealed the specific rules against blocking, throttling or “paid prioritization” of content or services. In the absence of government regulation, these providers could take measures that affect their customers’ ability to use our products and services, such attempting to charge their customers more for using our products and services. To the extent that internet service providers implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, we could incur greater operating expenses and customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of internet access service and either charge us for or prohibit our services from being available to our customers through these tiers, our business could be negatively impacted. Some of these providers also offer products and services that directly compete with our own offerings, which could potentially give them a competitive advantage.
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
In addition, while we operate and maintain elements of our websites and network infrastructure, some elements of this complex system are operated by third parties that we do not control and that would require significant time to replace. We expect this dependence on third parties to increase. In particular, we utilize Amazon Web Services and Google Cloud Storage to provide computing and storage capacity pursuant to agreements that continue until terminated upon written notice by either party. All of these third-party systems are located in data center facilities operated by third parties. Our data center leases expire at various times in 2018 and 2023 with rights of extension. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer that portion of our computing and storage capacity to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.
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

Security vulnerabilities, data protection breaches and cyber-attacks could disrupt our data protection platform and solutions, and any such disruption could increase our expenses, damage our reputation, harm our business and adversely affect our stock price.
     We rely on third-party providers for a number of critical aspects of our cloud services and consequently we do not maintain direct control over the security or stability of the associated systems.  Furthermore, the firmware, software and/or open source software that our data protection solutions utilize may be susceptible to hacking or misuse. If malicious actors compromise our solutions or if customer confidential information is hacked or otherwise accessed without authorization, our business will be harmed.  In the event of the discovery of a significant security vulnerability, we would incur additional substantial expenses and our business would be harmed. If we or our third-party providers are unable to successfully prevent breaches of security relating to our solutions or customer private information, it could result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business and our stock price.
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. As part of our process of documenting and testing our internal control over financial reporting, we may identify areas for further attention and improvement. In addition, acquisitions of businesses and assets require substantial work related to the integration into our internal controls. Implementing any appropriate changes to our internal controls, or work required to integrate newly acquired businesses or assets into our internal controls, may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors' perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our solutions to new and existing customers.

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
Growth may place significant demands on our management and our infrastructure.
We continue to experience substantial growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope, and complexity, we will need to improve and upgrade our systems and infrastructure to attract, service and retain an increasing number of customers. The expansion of our systems and infrastructure will require us to commit substantial financial, operational, and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our customers, develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, and recruit, train, and retain highly skilled personnel. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, financial condition, and operating results could be harmed.
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
As of December 31, 2017, we had federal, state, and foreign net operating loss carryforwards, or NOLs, of $107.9 million, $72.7 million, and $6.1 million, respectively, available to offset future taxable income, which expire in various years through 2037 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. Based upon our analysis as of December 31, 2017, there was no ownership change experienced during 2017. If changes in our ownership occur in the future, our ability to use NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results and the market price of our common stock.
Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.
The Tax Cuts and Jobs Act, which has been passed by the U.S. Congress and signed by the President, contains many significant changes to the U.S. federal income tax laws, the consequences of which have not yet been determined. Changes in corporate tax rates, the realizability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Cuts and Jobs Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, results of operations or financial conditions.
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
We are subject to the effects of fluctuations in foreign exchange rates, which could affect our operating results.
Our foreign operations are reported in the relevant local currency and are then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated U.S. dollar financial statements. Also, although a large portion of our agreements are denominated in U.S. dollars, we may be exposed to fluctuations in foreign exchange rates with respect to customer agreements with certain of our international customers. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. In addition to currency translation risk, we incur currency transaction risk we enter into a transaction using a different currency than the relevant local currency. Given the volatility of exchange rates, we may be unable to manage our currency transaction risks effectively. Currency fluctuations could have a material adverse effect on our future international sales and, consequently, on our financial condition and results of operations.
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
Our future success and competitive position depend in large part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. Carbonite, the Carbonite Logo, MAILSTORE, DOUBLETAKE and EVAULT as well as other marks, are registered trademarks of Carbonite, Inc. in numerous countries throughout the world. The Carbonite trademark is subject to registrations covering over 40 countries. Carbonite also has additional registrations and pending applications for additional marks in the U.S. and other countries. We cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We currently have 67 issued patents and pending applications worldwide. We cannot assure you that any patents will issue from any such patent applications, that patents that issue from such applications will give us the protection that we seek, or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. To counter infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time-consuming to litigate. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop others from using the technology at issue on the grounds that our patent(s) do not cover such technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not being issued.
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
Shares of our common stock were sold in our initial public offering in August 2011 at a price of $10.00 per share, and our common stock has subsequently traded as high as $27.00 and as low as $5.75. The market price for shares of our common stock could be subject to significant fluctuations in response to various factors, most of which are beyond our control. Some of the factors that may cause the market price for shares of our common stock to fluctuate include:

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
Our board of directors has previously authorized a stock repurchase program. Repurchases of our common stock pursuant to our stock repurchase program could affect the market price of our common stock or increase its volatility. For example, the existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
The conditional conversion feature of our convertible notes, if triggered, may materially and adversely affect our financial condition and operating results.
In the event the conditional conversion feature of our outstanding $143.8 million aggregate principal amount of convertible senior notes (the “Convertible Notes”) is triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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
Principal Office Locations
Our corporate headquarters and executive offices are located in Boston, Massachusetts, in a 52,588 square-foot facility under a lease expiring on December 31, 2024. In addition, we operate a 26,019 square-foot facility in Salt Lake City, Utah under a lease expiring on December 31, 2024, and a 22,685 square-foot facility in Indianapolis, Indiana under a lease expiring on June 30, 2025. We also have additional offices throughout the United States and in various international locations. These additional office leases expire between 2018 and 2022.
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
Data Centers
Our principal data centers are located in Ashburn, Virginia; Chandler, Arizona; and Phoenix, Arizona. We have additional data centers throughout the United States and in various international locations. Our data center leases expire between 2018 and 2023. We have capacity headroom built into our primary leases to accommodate infrastructure growth within the lease periods should we need to add more space or power to our existing footprint.

ITEM 3.	LEGAL PROCEEDINGS
See Note 12 - Commitments and Contingencies – Litigation to our consolidated financial statements included in this Annual Report for information concerning litigation. In addition to the lawsuit involving Realtime Data LLC, from time to time, we have been and may become involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we are not presently involved in any other legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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
Market Information
Our common stock is traded on The NASDAQ Global Market under the symbol “CARB.” The following table shows the high and low sale prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated:

	2017		2016
	High	Low	High	Low
First Quarter	$21.50	$15.30	$10.01	$6.50
Second Quarter	$24.60	$18.20	$10.62	$7.30
Third Quarter	$24.35	$18.55	$15.48	$9.30
Fourth Quarter	$27.00	$21.35	$19.63	$14.10
Holders
As of February 28, 2018, we had approximately 23 holders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street” name accounts through brokers.
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
Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1, 2017 - October 31, 2017	—	$—	—	$5,214,409
November 1, 2017 - November 30, 2017	11,762	$22.75	—	$5,214,409
December 1, 2017 - December 31, 2017	11,762	$23.65	—	$5,214,409
Total	23,524		—

(1)
During the three months ended December 31, 2017, 23,524 shares were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units. We did not repurchase any shares of our common stock pursuant to our previously-announced program.

(2)
The average price per share for each of the months in the fiscal quarter was calculated by dividing (a) the sum for the aggregate value of the tax withholding obligations by (b) the sum of the number of shares withheld.

(3)	In May 2015, our Board of Directors authorized a $20.0 million share repurchase program that was subsequently increased to $30.0 million on March 22, 2017.

Performance Graph
The following performance graph compares the cumulative total return to stockholders on our common stock for the period from December 31, 2012 through December 31, 2017 against the cumulative total return of The NASDAQ Composite Index and The NASDAQ-100 Technology Sector Index. The comparison assumes $100 was invested in our common stock and each of the indices upon the closing of trading on December 31, 2012 and assuming the reinvestment of dividends, if any. We have never declared or paid any cash dividends on our common stock and does not anticipate paying any cash dividends in the foreseeable future.
The performance shown on the graph below is based on historical results and are not indicative of, nor intended to forecast, future performance of our common stock.
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

ITEM 6.	SELECTED FINANCIAL DATA
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
The consolidated statements of operations data for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheets data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheets data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Consolidated statements of operations data:
Revenue	$239,462	$206,986	$136,616	$122,620	$107,194
Cost of revenue (1)	70,067	60,937	38,784	38,567	34,881
Gross profit	169,395	146,049	97,832	84,053	72,313
Operating expenses (1):
Research and development	46,160	33,298	28,085	24,132	20,919
General and administrative	43,331	41,332	37,265	17,862	14,275
Sales and marketing	90,922	73,347	53,671	49,882	47,349
Restructuring charges	1,047	856	469	762	322
Total operating expenses	181,460	148,833	119,490	92,638	82,865
Loss from operations	(12,065)	(2,784)	(21,658)	(8,585)	(10,552)
Interest and other income (expense), net	(6,866)	(122)	40	45	8
Other income (expense), net	1,252	190	105	(443)	(6)
Loss before income taxes	(17,679)	(2,716)	(21,513)	(8,983)	(10,550)
(Benefit) provision for income taxes	(13,677)	1,383	102	367	55
Net loss	(4,002)	(4,099)	(21,615)	(9,350)	(10,605)
Basic and diluted net loss per share attributable to common stockholders	$(0.14)	$(0.15)	$(0.80)	$(0.35)	$(0.41)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,779,098	27,028,636	27,187,910	26,816,879	26,166,554

(1)    Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenue	$1,061	$807	$730	$539	$508
Research and development	1,969	868	1,171	1,285	955
General and administrative	7,827	6,161	7,226	3,216	2,250
Sales and marketing	1,885	1,064	1,089	1,025	1,064

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$128,231	$59,152	$63,936	$46,084	$50,392
Working capital (deficit)	24,515	(28,647)	(28,217)	(23,767)	(11,080)
Total assets	312,819	144,759	125,990	131,754	109,161
Deferred revenue, including current portion	124,514	107,591	98,703	91,424	84,000
Total liabilities	274,554	138,925	124,917	117,216	96,340
Total stockholders’ equity	38,265	5,834	1,073	14,538	12,821

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except percentage data)
Key metrics:
Bookings	$245,864	$209,284	$144,106	$128,183	$115,988
Annual retention rate	87%	86%	84%	83%	84%
Renewal rate	85%	84%	82%	80%	80%
Adjusted free cash flow	$20,233	$18,180	$14,274	$15,072	$5,974

Refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Business Metrics below for the definitions of these key metrics. Bookings and adjusted free cash flow are financial data that are not calculated in accordance with GAAP. The tables below provide reconciliation of bookings and adjusted free cash flow to revenue and cash provided by operating activities, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Revenue	$239,462	$206,986	$136,616	$122,620	$107,194
Add change in deferred revenue, net of foreign exchange (excluding acquired and divested deferred revenue)	6,402	2,298	7,490	5,563	8,794
Bookings	$245,864	$209,284	$144,106	$128,183	$115,988

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cash provided by operating activities	$31,330	$13,165	$13,197	$22,678	$14,625
Subtract capital expenditures	(17,351)	(6,582)	(9,730)	(14,495)	(9,801)
Free cash flow	13,979	6,583	3,467	8,183	4,824
Add payments related to corporate headquarter relocation	—	—	1,309	3,872	—
Add acquisition-related payments	5,707	9,989	1,406	2,053	—
Add hostile takeover-related payments	—	—	1,791	100	—
Add CEO transition payments	—	—	29	634	—
Add restructuring-related payments	359	341	—	—	—
Add cash portion of lease exit charge	—	343	887	230	1,150
Add litigation-related payments	188	924	5,385	—	—
Adjusted free cash flow	$20,233	$18,180	$14,274	$15,072	$5,974

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We provide backup, disaster recovery, high availability and workload migration technology (the "Carbonite Data Protection Platform"). The Carbonite Data Protection Platform supports businesses in locations around the world with secure and scalable global cloud infrastructure. We continue to invest in strategic acquisitions and integrate these acquisitions into our portfolio of data protection solutions, in order to expand our addressable market and increase our strategic importance to customers.
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
On January 31, 2017, we completed the acquisition of all the outstanding capital stock of DoubleTake Software, Inc. for a purchase price of $65.9 million. In addition, on August 14, 2017, we entered into an asset purchase agreement with Datacastle Corporation for a purchase price of $9.6 million pursuant to which we acquired all the assets associated with Datacastle's cloud data backup, caching and analytics software and services for data protection purposes. As discussed below, we recently entered into an agreement to acquire all of the issued and outstanding capital stock of Mozy, Inc., a cloud backup service for businesses and consumers. We believe these acquisitions strengthen our overall leadership position in the data protection market and strengthen our technology portfolio.
Our operating costs continue to grow as we invest in strategic acquisitions, new customer acquisition, cross-sell efforts, and research and development. We expect to continue to devote substantial resources to integration, global expansion, customer acquisition, and product innovation. In addition, we expect to invest heavily in our operations to support our anticipated growth. In October 2017, we initiated a restructuring program ("2017 Plan") to streamline operations and reduce operating costs. We recorded restructuring charges of $1.0 million for employee severance related to the reduction of our workforce. We estimate that we will incur restructuring charges between $1.5 million and $2.1 million related to the employee severance under the 2017 Plan. Activities under the 2017 Plan are expected to be substantially completed by the end of the first half of 2018.
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

Key Business Metrics
Our management regularly reviews a number of financial and operating metrics, including the following key metrics, to evaluate our business. Bookings and adjusted free cash flow are financial data that are not calculated in accordance with GAAP. The presentation on non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Refer to Item 6. Selected Financial Data for a reconciliation to the most comparable financial measures presented in accordance with GAAP.

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

•
Adjusted free cash flow. We calculate adjusted free cash flow by subtracting the cash paid for the purchase of property and equipment and adding the payments related to corporate headquarter relocation, acquisitions, hostile takeover, CEO transition, restructuring, litigation and the cash portion of the lease exit charge from net cash provided by operating activities. Our management uses adjusted free cash flow to assess our business performance and evaluate the amount of cash generated by our business.

Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue but may result in material monthly and quarterly variances in one or more of the key business metrics described above.
Performance Highlights
For the years ended December 31, 2017, 2016 and 2015, we had the following results:

•
We generated revenue of $239.5 million, $207.0 million, and $136.6 million, respectively. Revenue increased by $32.5 million, or 16%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, and $70.4 million, or 52%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015.

•	Cash flow from operations was $31.3 million, $13.2 million, and $13.2 million, respectively.
The following table presents our performance highlights for certain non-GAAP and other key metrics for the periods presented:

	Years Ended December 31,
	2017	2016	2015
Key metrics (1):	(in thousands, except percentage data)
Bookings	$245,864	$209,284	$144,106
Annual retention rate	87%	86%	84%
Renewal rate	85%	84%	82%
Adjusted free cash flow	$20,233	$18,180	$14,274
(1) Refer to the Key Business Metrics section above for the definition of these key metrics, and refer to Item 6. Selected Financial Data for the reconciliation of bookings and adjusted free cash flow to the most directly comparable financial measures presented in accordance with GAAP.

The following table presents our bookings by type of customer for the periods presented:

	Years Ended December 31,			2017 versus 2016	2016 versus 2015
	2017	2016	2015	%	%
	(in thousands)
Business	$164,051	$124,363	$54,471	32%	128%
Consumer	81,813	84,921	89,635	(4)%	(5)%
Total bookings	$245,864	$209,284	$144,106	17%	45%
Our bookings increased by $36.6 million for the year ended December 31, 2017, compared to the corresponding period in 2016, primarily due to the inclusion of bookings from the acquisition of DoubleTake during 2017 and increased sales of higher priced business solutions. Our bookings increased by $65.2 million for the year ended December 31, 2016, compared to the corresponding period in 2015, primarily due to our acquisition of EVault and increased sales of our higher priced business solutions. We continue to focus on growing our relationships with active reseller partners, with bookings related to sales of business solutions representing 67% of total bookings for the year ended December 31, 2017, up from 59% in the year ended December 31, 2016 and 38% in the year ended December 31, 2015. We expect these trends to continue and therefore expect bookings for our business solutions to continue to represent an increasing percentage of total bookings. Our total bookings growth rate for the year ended December 31, 2017 was impacted by a decline in our growth rates in consumer bookings. We do not expect this trend to continue, as we expect an increase in consumer bookings growth rates in the upcoming year.
Adjusted free cash flow for the year ended December 31, 2017 increased by $2.1 million compared to the year ended December 31, 2016, primarily due to the timing of payments, partially offset by an increase in purchases of property, plant and equipment related to the capital investments in our data centers. Adjusted free cash flow for the year ended December 31, 2016 increased by $3.9 million compared to the year ended December 31, 2015, primarily due to a $3.1 million decrease in purchases of property, plant and equipment.
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
Cost of revenue
Cost of revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, depreciation of equipment, amortization of developed technology, rent, utilities and broadband, cost of hardware, equipment maintenance, hosting fees, software license fees, and allocated overhead. The expenses related to hosting our services and supporting our customers are related to the number of customers and the complexity of our services and hosting infrastructure. Our cost of storage, on a per gigabyte (GB) basis, has decreased over time due to decreases in storage prices and greater efficiency in our data center operations. We have also experienced a downward trend in the cost of storage equipment and broadband service, which we expect will continue in the future. Over the long term, we expect these expenses to increase in absolute dollars, but decrease as a percentage of revenue due to improved efficiencies in supporting customers.
Gross profit and gross margin
Historically, our gross margins have expanded due to the introduction of higher priced solutions, a downward trend in the cost of storage equipment and services, and efficiencies of our customer support personnel in supporting our customers. We expect these trends to continue over the long term.
Operating expenses
Research and development. Research and development expenses consist primarily of wages and benefits for development personnel, third-party outsourcing costs, hosting fees, consulting fees, rent, and depreciation. We focus our research and development efforts on enhancements and ease of use of our solutions. These efforts result in updated versions and new suites of our solutions, while not changing the underlying technology. The majority of our research and development employees and contractors are located at our corporate headquarters in the U.S. and at our office in Canada. We expect that research and development expenses will increase in absolute dollars and as a percentage of revenue on an annual basis as we continue to enhance and expand our services.
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

	Years Ended December 31,
	2017	2016	2015
	(% of revenue)
Consolidated statements of operations data:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	29.3	29.4	28.4
Gross profit	70.7	70.6	71.6
Operating expenses:
Research and development	19.3	16.1	20.6
General and administrative	18.1	20.0	27.3
Sales and marketing	38.0	35.4	39.3
Restructuring charges	0.4	0.4	0.3
Total operating expenses	75.8	71.9	87.5
Loss from operations	(5.1)	(1.3)	(15.9)
Interest (expense) income, net	(2.8)	(0.1)	—
Other (expense) income, net	0.5	0.1	0.2
Loss before income taxes	(7.4)	(1.3)	(15.7)
(Benefit) provision for income taxes	(5.7)	0.7	0.1
Net loss	(1.7)%	(2.0)%	(15.8)%
Comparison of Years Ended December 31, 2017, 2016, and 2015
Revenue

	Years Ended December 31,			2017 versus 2016		2016 versus 2015
	2017	2016	2015	Amount	%	Amount	%
	(in thousands, except percentage data)
Revenue	$239,462	$206,986	$136,616	$32,476	15.7%	$70,370	51.5%

Revenue increased by $32.5 million, or 16%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to the inclusion of revenue from our recently acquired DoubleTake product offerings and increased sales of higher priced business solutions, partially offset by a decline in our growth rates in consumer revenue. Revenue increased by $70.4 million, or 52%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to our acquisition of EVault and increased sales of our higher priced business solutions. Revenue from our business solutions were approximately $155.8 million in 2017 compared to $118.4 million in 2016 and $46.1 million in 2015.
Cost of revenue, gross profit, and gross margin

	Years Ended December 31,			2017 versus 2016		2016 versus 2015
	2017	2016	2015	Amount	%	Amount	%
	(in thousands, except percentage data)
Cost of revenue	$70,067	$60,937	$38,784	$9,130	15.0%	$22,153	57.1%
Percent of revenue	29.3%	29.4%	28.4%
Components of cost of revenue:
Personnel-related costs	$25,992	$23,513	$13,853	$2,479	10.5%	$9,660	69.7%
Hosting and depreciation costs	20,528	21,758	19,553	(1,230)	(5.7)%	2,205	11.3%
Amortization	8,179	2,632	1,281	5,547	210.8%	1,351	105.5%
Software and other	15,368	13,034	4,097	2,334	17.9%	8,937	218.1%
Total cost of revenue	$70,067	$60,937	$38,784	$9,130	15.0%	$22,153	57.1%
Gross profit	$169,395	$146,049	$97,832	$23,346	16.0%	$48,217	49.3%
Gross margin	70.7%	70.6%	71.6%
Our gross margin increased to 70.7% from 70.6% for the year ended December 31, 2017 as compared to the year ended December 31, 2016, driven principally by an increased percentage of our revenues derived from higher margin business solutions and efficiencies realized in our data centers.
Our gross margin decreased to 70.6% from 71.6% for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to sales of our EVault solutions, which have a lower gross margin than our other business solutions, partially offset by efficiencies realized in our data centers and our customer support organization.
Cost of revenue increased by $9.1 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, driven largely by the costs of sales of our DoubleTake offerings and amortization. Amortization increased by $5.5 million, mainly related to additional developed technology amortization associated with the DoubleTake acquisition in January 2017. Personnel-related costs increased by $2.5 million associated with supporting our customers. Software and other costs increased $2.3 million associated with an increase of $1.8 million for software and support contracts and $0.7 million increase in consulting expenses. These increases were partially offset by a decrease in hosting and depreciation costs of $1.2 million associated with efficiencies realized in our data centers.
Cost of revenue increased by $22.2 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015, driven largely by the costs of sales of our EVault offerings. The increase in software and other costs was driven principally by an increase of $5.1 million in additional software, royalty and consulting largely associated with our EVault service offerings, $2.8 million of hardware costs for customers who purchased an appliance. Amortization increased by $1.4 million related to additional amortization of intangible assets associated with the EVault acquisition in January 2016.  Personnel-related costs increased $9.7 million due to additional headcount to deliver our EVault service offerings and support our customers. Hosting and depreciation costs increased $2.2 million primarily due to $1.2 million in increased rent and $0.9 million of increased broadband costs to support our hosting infrastructure.

Operating expenses
Research and development

	Years Ended December 31,			2017 versus 2016		2016 versus 2015
	2017	2016	2015	Amount	%	Amount	%
	(in thousands, except percentage data)
Research and development	$46,160	$33,298	$28,085	$12,862	38.6%	$5,213	18.6%
Percent of revenue	19.3%	16.1%	20.6%
Components of research and development:
Personnel-related costs	$34,207	$25,418	$21,179	$8,789	34.6%	$4,239	20.0%
Third-party outsourcing costs	1,747	1,230	3,498	517	42.0%	(2,268)	(64.8)%
Hosting, outside contractors and other	10,206	6,650	3,408	3,556	53.5%	3,242	95.1%
Total research and development	$46,160	$33,298	$28,085	$12,862	38.6%	$5,213	18.6%
Research and development expenses increased by $12.9 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to an increase of personnel-related costs of $8.8 million associated with additional research and development headcount driven by the inclusion of acquired DoubleTake and Datacastle research and development employees and an increase of $1.1 million in stock-based compensation expense associated with new grants. The increase in hosting, consulting and other expenses was driven by an increase of $2.2 million of consulting and independent contractor expenses associated with enhancing the functionality and ease of use of our solutions and $0.8 million of acquisition and integration-related expenses associated with the acquisition of DoubleTake. Additionally, third party outsourcing costs increased by $0.5 million.
Research and development expenses increased by $5.2 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily as a result of the increase in research and development personnel associated with the EVault acquisition. In addition, an initiative to decrease dependency on outsourced development contributed to the increase in personnel related costs and the reduction in third party outsourcing costs. The increase in hosting, consulting and other expenses was driven by $1.0 million of additional facility and depreciation costs, $0.9 million of consulting and acquisition and $0.6 million of integration-related expenses.
General and administrative

	Years Ended December 31,			2017 versus 2016		2016 versus 2015
	2017	2016	2015	Amount	%	Amount	%
	(in thousands, except percentage data)
General and administrative	$43,331	$41,332	$37,265	$1,999	4.8%	$4,067	10.9%
Percent of revenue	18.1%	20.0%	27.3%
Components of general and administrative:
Personnel-related costs	$24,515	$21,471	$17,687	$3,044	14.2%	$3,784	21.4%
Professional fees	11,503	11,255	16,451	248	2.2%	(5,196)	(31.6)%
Consulting, taxes and other	7,313	8,606	3,127	(1,293)	(15.0)%	5,479	175.2%
Total general and administrative	$43,331	$41,332	$37,265	$1,999	4.8%	$4,067	10.9%
General and administrative expenses increased by $2.0 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily as a result of increased personnel-related costs associated with additional headcount to support our overall growth and an increase of $1.7 million in stock-based compensation expense associated with new grants. The decrease in consulting, taxes and other expenses related to a decrease of $1.7 million in one-time transactional tax expense owed to foreign tax authorities, a decrease in bad debt expense of $1.1 million, partially offset by an increase in consulting and independent contractor expenses of $0.6 million and amortization of intangibles of $0.2 million. Professional fees remained relatively consistent for the year ended December 31, 2017 compared to the year ended December 31, 2016.
General and administrative expenses increased by $4.1 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily as a result of an increase in general and administrative personnel associated with the EVault acquisition. For the year ended December 31, 2016, consulting, taxes and other increased by $5.5 million driven principally by $1.5 million in one-time transactional tax expenses and increased costs associated with the EVault acquisition.

Professional fees decreased because of a $7.8 million decrease in litigation and hostile takeover defense costs, partially offset by an increase of $1.6 million in acquisition-related costs and $1.1 million in audit and tax-related expenses.
Sales and marketing

	Years Ended December 31,			2017 versus 2016		2016 versus 2015
	2017	2016	2015	Amount	%	Amount	%
	(in thousands, except percentage data)
Sales and marketing	$90,922	$73,347	$53,671	$17,575	24.0%	$19,676	36.7%
Percent of revenue	38.0%	35.4%	39.3%
Components of sales and marketing:
Personnel-related costs	$42,350	$31,828	$19,498	$10,522	33.1%	$12,330	63.2%
Advertising costs	16,416	17,833	15,040	(1,417)	(7.9)%	2,793	18.6%
Costs of credit card transactions and offering free trials	7,275	6,508	7,383	767	11.8%	(875)	(11.9)%
Agency fees, consulting and other	24,881	17,178	11,750	7,703	44.8%	5,428	46.2%
Total sales and marketing	$90,922	$73,347	$53,671	$17,575	24.0%	$19,676	36.7%
Sales and marketing expenses increased by $17.6 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to an increase of personnel-related costs of $10.5 million associated with additional sales and marketing headcount driven by the inclusion of acquired DoubleTake sales and marketing employees. Additionally, agency fees, consulting and other costs increased by $7.7 million associated with promoting our expanded set of offerings and the inclusion of the DoubleTake business in our consolidated results. This increase was driven by an increase in consulting and independent contractor expenses of $1.7 million, travel and entertainment expenses of $1.3 million, software and hosted solutions expenses of $1.1 million, integration expenses of $0.9 million and amortization expenses of $0.6 million associated with additional customer relationships amortization for the 2017 acquisitions. Advertising costs declined by $1.4 million related to a reduction in our traditional radio media spend compared to the year ended December 31, 2016.
Sales and marketing expenses increased by $19.7 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily as a result of the EVault acquisition. Advertising costs increased by $2.8 million due to an increase in our overall marketing efforts associated with promoting our expanded set of offerings to a broader audience. These cost increases were offset by a reduction in free trial offerings and presale support of $0.9 million. The increase in agency fees, consulting and other was due primarily to $3.1 million of go-to-market and branding strategy costs.
Restructuring charges

	Years Ended December 31,			2017 versus 2016		2016 versus 2015
	2017	2016	2015	Amount	%	Amount	%
	(in thousands, except percentage data)
Restructuring	$1,047	$856	$469	$191	22.3%	$387	82.5%
Percent of revenue	0.4%	0.4%	0.3%
Restructuring expenses for the year ended December 31, 2017 were $1.0 million, as we initiated a restructuring program in October 2017 to streamline operations and reduce operating costs by reducing our workforce, as discussed above. We recorded restructuring charges of $0.9 million for the year ended December 31, 2016, primarily related to the reorganization and consolidation of certain operations as well as disposal of certain assets in 2016. Restructuring charges of $0.5 million were recorded for the year ended December 31, 2015, primarily related to the completion of our data center optimization program as well as a change in estimate of our lease exit charge for our former Boston, Massachusetts corporate headquarters. Refer to Note 13—Restructuring to our consolidated financial statements included in this Annual Report for additional information.
Loss from operations
Operating loss for the year ended December 31, 2017 was ($12.1) million, compared to ($2.8) million for the year ended December 31, 2016.  The increase in operating loss during the year ended December 31, 2017 is primarily a result of increases in sales and marketing expenses, research and development expenses, and costs of revenue.

Operating loss for the year ended December 31, 2016 was ($2.8) million, compared to ($21.7) million for the year ended December 31, 2015. The decrease in operating loss during the year ended December 31, 2016 is primarily a result of an increase in revenue, partially offset by increases in cost of revenue, sales and marking expenses, research and development expenses and general and administrative expenses.
Non-operating income (expense)

	Years Ended December 31,			2017 versus 2016		2016 versus 2015
	2017	2016	2015	Amount	%	Amount	%
	(in thousands, except percentage data)
Interest (expense) income, net	$(6,866)	$(122)	$40	$(6,744)	5,527.9%	$(162)	(405.0)%
Percent of revenue	(2.8)%	(0.1)%	—%
Other income (expense), net	$1,252	$190	$105	$1,062	558.9%	$85	81.0%
Percent of revenue	0.5%	0.1%	0.2%
Interest (expense) income, net increased by $6.7 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to cash interest expense of $2.7 million and amortization of the debt discount and debt issuance costs of $4.5 million related to our convertible senior notes (the “Convertible Notes”) issued in April 2017, partially offset by $0.6 million of interest income related to interest on our highly liquid investments. Interest (expense) income, net remained relatively consistent for the year ended December 31, 2016 as compared to the year ended December 31, 2015.
Other income (expense), net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. Other income (expense), net increased by $1.1 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to a gain on the sale of businesses of $0.8 million. Other income (expense), net remained relatively consistent for the year ended December 31, 2016 as compared to the year ended December 31, 2015.
(Benefit) provision for income taxes

	Years Ended December 31,			2017 versus 2016		2016 versus 2015
	2017	2016	2015	Amount	%	Amount	%
	(in thousands, except percentage data)
(Benefit) provision for income taxes	$(13,677)	$1,383	$102	$(15,060)	(1,088.9)%	$1,281	1,255.9%
Percent of revenue	(5.7)%	0.7%	0.1%
We recorded income tax (benefit) provision of ($13.7) million, $1.4 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, our tax provision was primarily driven by a tax benefit for a U.S. valuation allowance release, foreign income taxes, and refundable Federal Alternative Minimum Tax ("AMT"). The partial release of U.S. valuation allowance is due to a net deferred tax liability recorded in the acquisition of DoubleTake. The U.S. net deferred tax liability primarily relates to non-tax deductible intangible assets recognized in the financial statements which generate a deferred tax liability. The net deferred tax liability established is estimated to be a source of income to utilize previously unrecognized deferred tax assets in the U.S. Therefore, the Company has recorded a discrete tax benefit of $14.6 million for the release of U.S. valuation allowance related to the deferred tax liability recorded in purchase accounting. The U.S. maintains a valuation allowance on the overall U.S. net deferred tax asset as it is deemed more likely than not the U.S. net deferred tax asset will not be realized. For the year ended December 31, 2016, our tax provision was primarily driven by foreign income taxes, Federal AMT and state income taxes. For the year ended December 31, 2015, our tax provision was primarily driven by Federal AMT, state income taxes, and foreign income taxes, partially offset by a release of a reserve for an uncertain tax position due to the close of an audit for one of our foreign subsidiaries.
Liquidity and Capital Resources
As of December 31, 2017, we had cash and cash equivalents of $128.2 million, of which $106.4 million was held in the United States and $21.8 million of which was held by our international subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay non-U.S. withholding taxes upon repatriation in certain non-U.S. jurisdictions. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to indefinitely reinvest our foreign earnings to fund our foreign subsidiaries.
Source of funds
We believe, based on our current operating plan, that our existing cash and cash equivalents and cash provided by operations, as well as access to a new revolving credit facility that we expect to enter into in connection with the acquisition of Mozy, Inc., will be sufficient to meet our anticipated cash needs for the foreseeable future.
On April 4, 2017, we issued, in a private offering, $143.8 million aggregate principal amount of Convertible Notes. The Convertible Notes accrue interest at 2.50% per year, payable semiannually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2022, unless earlier repurchased, redeemed or converted.
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
Uses of funds
We have increased our operating and capital expenditures in connection with the growth in our operations and the increase in our personnel, and we anticipate that we will continue to increase such expenditures in the future. Our future capital requirements may vary materially from those now planned and will depend on many factors, including:

•	potential future acquisition opportunities;

•	potential share repurchases under our share repurchase plan;

•	the levels of advertising and promotion required to acquire and retain customers;

•	expansion of our data center infrastructure necessary to support our growth;

•	growth of our operations in the U.S. and worldwide;

•	our development and introduction of new solutions; and

•	the expansion of our sales, customer support, research and development, and marketing organizations.
Future capital expenditures will focus on acquiring additional data storage and hosting capacity and general corporate infrastructure. We are not currently party to any purchase contracts related to future capital expenditures, other than short-term purchase orders.
Cash flows
The following table provides a summary and description of our net cash inflows (outflow) for 2017, 2016, and 2015.

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$31,330	$13,165	$13,197
Net cash (used in) provided by investing activities	(91,655)	(16,275)	8,323
Net cash provided by (used in) financing activities	127,622	(1,404)	(3,417)

Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.
In the year ended December 31, 2017, cash provided by operating activities was $31.3 million, which was driven by an increase in deferred revenue of $6.1 million, change in working capital items totaling $6.2 million and a net adjustment for non-cash charges of $23.5 million, primarily comprised of $21.7 million of depreciation and amortization, $12.7 million of stock-based compensation expense, $4.4 million of interest expense related to the non-cash interest expense related to the amortization of debt discount, $1.4 million of impairment charges, partially offset by a gain on disposal of equipment of $0.9 million, benefit for deferred income taxes of $15.3 million and other non-cash items of $0.5 million. These cash inflows were partially offset by our net loss of $4.0 million and a decrease in other assets and liabilities of $0.5 million.
For the year ended December 31, 2016, cash provided by operating activities was $13.2 million, which was driven by an increase in adjustments for non-cash charges of $25.6 million, primarily comprised of $15.9 million of depreciation and amortization, $8.9 million of stock-based compensation expense and other add-backs of $0.8 million, and an increase in deferred revenue of $2.4 million. The cash inflows were partially offset by our net loss of $4.1 million, a $0.6 million decrease in other assets and liabilities, and by changes in working capital items totaling $10.1 million, due to the timing of payments and customer receipts.
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
Investing activities
For the year ended December 31, 2017, cash used in investing activities was $91.7 million, which was primarily driven by our payment of $69.8 million in connection with the acquisitions of DoubleTake and Datacastle, capital expenditures of $17.4 million, a purchase of derivatives of $5.0 million and a payment for intangible assets of $1.3 million, partially offset by proceeds from maturities of derivatives of $0.5 million, proceeds from sale of property and equipment and businesses of $1.3 million.
For the year ended December 31, 2016, cash used by investing activities was $16.3 million, consisting primarily of $11.6 million in cash that was paid for the EVault acquisition and $6.6 million for purchases of property and equipment. These uses of cash were partially offset by net proceeds from the purchase and sale of marketable securities and derivatives of $1.9 million.
For the year ended December 31, 2015, cash provided by investing activities was $8.3 million, which was primarily driven by net proceeds from maturities of marketable securities and derivatives of $18.4 million, decrease in restricted cash of $0.7 million and proceeds from the sale of property and equipment of $0.3 million, offset by the use of cash for capital expenditures of $9.7 million and $1.3 million for 2015 acquisitions.
Financing activities
Cash provided by financing activities for the year ended December 31, 2017 was $127.6 million, which was primarily driven by $177.8 million proceeds from long-term borrowings, net of debt issuance costs, $5.0 million proceeds from the exercise of stock options and $1.0 million proceeds from issuance of treasury stock under employee stock purchase plan, partially offset by $39.2 million payments on long-term borrowings, $15.0 million of repurchases of common stock and $2.0 million payments of withholding taxes in connection with restricted stock vesting.
Cash used in financing activities for the year ended December 31, 2016 was $1.4 million, consisting of $4.5 million in cash used to repurchase common stock, $0.5 million payments of withholding taxes in connection with restricted stock vesting, offset by $3.6 million in proceeds received from the exercise of stock options.
Cash used in financing activities for the year ended December 31, 2015 was $3.4 million, consisting primarily of $5.3 million of cash used to repurchase common stock, $0.3 million payments of withholding taxes in connection with restricted stock vesting, offset by $2.3 million from the proceeds from the exercise of stock options.

Contractual obligations
The following table summarizes our contractual obligations at December 31, 2017 (in thousands):

	Payment Due by Period (1)
	Total	Less Than 1 Year		1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Office lease obligations	$25,720	$4,323		$7,375	$7,151	$6,871
Data center lease obligations (2)	10,476	3,483		4,105	2,824	64
Convertible notes principal	143,750	—		—	143,750	—
Convertible notes interest	16,173	3,594		7,188	5,391	—
Hosted software obligations	2,937	2,022	91	915	—	—
Consulting obligations	528	528		—	—	—
Other purchase commitments	2,095	1,675		420	—	—
Total	$201,679	$15,625		$20,003	$159,116	$6,935
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
The commitments under our office lease obligations shown above consist primarily of lease payments for our Boston, Massachusetts corporate headquarters, and our administrative offices in Salt Lake City, Utah and Indianapolis, Indiana.
Commitments under our data center lease obligations included above consist primarily of Ashburn, Virginia; Chandler, Arizona; and Phoenix, Arizona data centers. Additional commitments within this line consist of data center colocation agreements in place with Iron Mountain and DataBank.
Additionally, we have non-cancellable commitments to vendors primarily consisting of hosted software obligations, consulting obligations, and other purchase commitments, which consist of contractual commitments to various vendors primarily for advertising, marketing, and broadband services.
Off-balance sheet arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions, and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition.
The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below. Refer to Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report for additional information related to our accounting policies and our consideration of these critical accounting areas.

Revenue recognition
We derive revenue from Software-as-a-Service ("SaaS") arrangements and multiple element arrangements. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectability is probable. Our revenue recognition policies for these revenue streams are discussed below.
We derive the majority of our revenue from data protection solutions sold as subscriptions. These services are standalone independent service solutions, which are generally contracted for a one- to three-year term. Subscription arrangements include access to use our services via the internet. We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605-10, Overall Revenue Recognition. Subscription revenue is recognized ratably on a daily basis upon activation of service over the subscription period, when persuasive evidence of an arrangement with a customer exists, the subscription period has been activated, the price is fixed or determinable, and collection is reasonably assured. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets.
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

Goodwill and acquired intangible assets
We record goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired. Our estimates of fair value are based upon assumptions believed to be reasonable at that time, but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results.
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
Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. We amortize acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. We review our intangible assets with definite lives for impairment when events or changes in circumstances indicate that the related carrying amount of any of these assets may not be recoverable. The details of our intangible asset impairment assessment are included in Note 4 - Fair Value of Financial Instruments.
Income taxes
We provide for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect when the differences are expected to reverse. In certain jurisdictions, deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. We account for uncertain tax positions recognized in our consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
Due to a history of losses, we have provided a full valuation allowance against our deferred tax assets in the U.S. and in certain foreign jurisdictions that are in a deferred tax asset position for which we are uncertain as to their ultimate realization. This is more fully described in Note 11 - Income Taxes to our consolidated financial statements, included in the Annual Report. The ability to utilize these deferred tax assets may be restricted or eliminated by changes in our ownership, changes in legislation, and other rules affecting the ability to offset future taxable income with losses or other tax attributes from prior periods. Future determinations on the need for a valuation allowance on our net deferred tax assets will be made on an annual basis.
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
Recent Accounting Pronouncements
For information on recent accounting pronouncements, refer to Note 2 - Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements in the notes to the consolidated financial statements included in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. The most significant market risk we face is foreign currency exchange risk and to a lesser degree, interest rate fluctuation risk.
Foreign Currency Exchange Risk
      We are exposed to foreign currency exchange rate risk inherent in our revenues, expenses, sales commitments, anticipated sales, anticipated purchases, and assets and liabilities denominated in currencies other than the U.S. dollar, primarily the Euro. In addition, we are exposed to foreign currency exchange rate risk, in connection with assets and liabilities of our wholly owned subsidiaries, that are denominated in currencies other than the local and/or functional currency of the entity. These transactions and balances are subject to foreign currency exchange gains and losses when remeasured into local currencies and/or translated into U.S. dollars. Assets and liabilities of our foreign entities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and income and expense items are translated at average rates for the applicable period. Fluctuations in foreign currency exchange rates may cause us to recognize transaction and/or translation gains and losses in our statements of operations, as well as our statements of other comprehensive loss.
We routinely enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the remeasurement of certain intercompany loans denominated in non-functional currencies. These contracts are not designated as cash flow or fair value hedges and have historically been for periods of less than one year. Changes in the fair value of these derivatives, as well as remeasurement gains and losses on the underlying intercompany assets and liabilities, are recognized in our consolidated statements of operations within "other income (expense), net". At December 31, 2017 and 2016, we had outstanding contracts with a total notional value of $47.8 million and $37.7 million, respectively.
We have performed a sensitivity analysis as of December 31, 2017, using a modeling technique that measures hypothetical gains and losses for a one-year period, from a 10% movement in foreign currency exchange rates relative to the U.S. dollar and applicable functional currencies of our subsidiaries that hold assets and/or liabilities in non-functional currencies. The analysis covers all of our foreign currency balances offset by any forward contracts used to offset the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on December 31, 2017. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates, based upon our market risk as it existed as of December 31, 2017 and 2016 would result in an increased loss from operations of $1.2 million and $1.2 million, respectively, in our consolidated statements of operations.
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
Interest Rate Risk
We are exposed to interest rate risk as a result of our cash and cash equivalents. Our cash equivalents consist of cash and money market funds. The money market funds are invested solely in U.S. agency and treasury securities. As of December 31, 2017, the carrying amount of our cash equivalents reasonably approximates fair value and have a constant $1 net asset value ("NAV") with daily liquidity. The primary objective of our investment policy is to preserve principal, while maximizing income and minimizing risk. Accordingly, due to the nature of our cash equivalents, they are relatively insensitive to interest rate changes. We have conducted a rate sensitivity analysis of our interest rate fluctuation, and have determined that the risk of a 10% increase or decrease in interest rates would not have a material effect on the fair market value of our portfolio.
In April 2017, we issued $143.8 million aggregate principal amount of Convertible Notes, which accrue interest at 2.5% per year. The Convertible Notes have a fixed annual interest rate of 2.5%, and, therefore, we do not have interest rate exposure on the Convertible Notes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Carbonite, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Carbonite, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Carbonite, Inc. and subsidiaries (the "Company") as of December 31, 2017, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2017 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 12, 2018

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Carbonite, Inc.

We have audited the accompanying consolidated balance sheet of Carbonite, Inc. as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carbonite, Inc. at December 31, 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 16, 2017,
except for the effects of the adoption of ASU 2016-09 as discussed in Note 2, as to which the date is March 12, 2018

Carbonite, Inc.
Consolidated Balance Sheets

	December 31,
	2017	2016
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$128,231	$59,152
Trade accounts receivable, less allowances of $994 and $1,587	22,219	16,639
Prepaid expenses and other current assets	6,823	7,325
Restricted cash	—	135
Total current assets	157,273	83,251
Property and equipment, net	28,790	23,872
Other assets	804	157
Acquired intangible assets, net	44,994	13,751
Goodwill	80,958	23,728
Total assets	$312,819	$144,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,842	$5,819
Accrued expenses	21,675	19,768
Current portion of deferred revenue	100,241	86,311
Total current liabilities	132,758	111,898
Long-term debt	111,819	—
Deferred revenue, net of current portion	24,273	21,280
Other long-term liabilities	5,704	5,747
Total liabilities	274,554	138,925
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 30,130,856 shares issued and 28,182,094 shares outstanding at December 31, 2017; 28,545,089 shares issued and 27,394,024 shares outstanding at December 31, 2016	301	285
Additional paid-in capital	233,343	177,931
Accumulated deficit	(169,344)	(165,042)
Treasury stock, at cost (1,948,762 and 1,151,065 shares as of December 31, 2017 and 2016, respectively)	(26,616)	(10,657)
Accumulated other comprehensive income	581	3,317
Total stockholders’ equity	38,265	5,834
Total liabilities and stockholders’ equity	$312,819	$144,759
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except share and per share data)
Revenue	$239,462	$206,986	$136,616
Cost of revenue	70,067	60,937	38,784
Gross profit	169,395	146,049	97,832
Operating expenses:
Research and development	46,160	33,298	28,085
General and administrative	43,331	41,332	37,265
Sales and marketing	90,922	73,347	53,671
Restructuring charges	1,047	856	469
Total operating expenses	181,460	148,833	119,490
Loss from operations	(12,065)	(2,784)	(21,658)
Interest (expense) income, net	(6,866)	(122)	40
Other income (expense), net	1,252	190	105
Loss before income taxes	(17,679)	(2,716)	(21,513)
(Benefit) provision for income taxes	(13,677)	1,383	102
Net loss	$(4,002)	$(4,099)	$(21,615)
Basic and diluted net loss per share attributable to common stockholders	$(0.14)	$(0.15)	$(0.80)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,779,098	27,028,636	27,187,910
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net loss	$(4,002)	$(4,099)	$(21,615)
Other comprehensive (loss) income:
Net unrealized gain on marketable securities	—	—	7
Foreign currency translation adjustments	(2,736)	1,277	1,337
Total other comprehensive (loss) income	(2,736)	1,277	1,344
Total comprehensive loss	$(6,738)	$(2,822)	$(20,271)
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
in thousands, except share data
Balance at December 31, 2014	27,207,723	$272	$152,920	$(139,328)	$(22)	$696	$14,538
Stock options exercised and vesting of restricted stock units	549,076	6	2,232				2,238
Stock-based compensation expense			10,216				10,216
Tax benefits relating to share-based payments			23				23
Acquisition of treasury stock					(5,671)		(5,671)
Other comprehensive income						1,344	1,344
Net loss				(21,615)			(21,615)
Balance at December 31, 2015	27,756,799	$278	$165,391	$(160,943)	$(5,693)	$2,040	$1,073
Stock options exercised and vesting of restricted stock units	788,290	7	3,553				3,560
Stock-based compensation expense			8,983				8,983
Tax benefits relating to share-based payments			4				4
Acquisition of treasury stock					(4,964)		(4,964)
Other comprehensive income						1,277	1,277
Net loss				(4,099)			(4,099)
Balance at December 31, 2016	28,545,089	$285	$177,931	$(165,042)	$(10,657)	$3,317	$5,834
Stock options exercised and vesting of restricted stock units	1,253,441	13	4,974				4,987
Shares issued related to business combinations	332,326	3	5,730				5,733
Stock-based compensation expense			12,841		119		12,960
Issuance of treasury stock in connection with employee stock purchase plan			116		936		1,052
Acquisition of treasury stock					(17,014)		(17,014)
Allocation of equity component related to Convertible Notes			31,451				31,451
Adjustment resulting from the adoption of ASU 2016-09			300	(300)			—
Other comprehensive loss						(2,736)	(2,736)
Net loss				(4,002)			(4,002)
Balance at December 31, 2017	30,130,856	$301	$233,343	$(169,344)	$(26,616)	$581	$38,265
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Operating activities
Net loss	$(4,002)	$(4,099)	$(21,615)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,731	15,869	13,634
(Gain) loss on disposal of equipment	(907)	748	(192)
Accretion of discount on marketable securities	—	—	(9)
Intangible asset impairment charges	352	—	—
Impairment of capitalized software	1,048	—	—
Stock-based compensation expense	12,742	8,900	10,216
Benefit for deferred income taxes	(15,392)	(15)	(24)
Non-cash interest expense related to amortization of debt discount	4,434	—	—
Other non-cash items, net	(533)	68	(77)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,786	(13,412)	(1,406)
Prepaid expenses and other current assets	389	(1,547)	1,019
Other assets	(580)	17	2,029
Accounts payable	5,035	(3,345)	2,864
Accrued expenses	(995)	8,183	595
Other long-term liabilities	53	(586)	(1,348)
Deferred revenue	6,169	2,384	7,511
Net cash provided by operating activities	31,330	13,165	13,197
Investing activities
Purchases of property and equipment	(17,351)	(6,582)	(9,730)
Proceeds from sale of property and equipment and businesses	1,250	13	286
Proceeds from maturities of marketable securities and derivatives	534	3,395	19,149
Purchases of derivatives	(5,040)	(1,476)	(750)
Decrease in restricted cash	—	—	693
Payment for intangibles	(1,250)	—	—
Payment for acquisitions, net of cash acquired	(69,798)	(11,625)	(1,325)
Net cash (used in) provided by investing activities	(91,655)	(16,275)	8,323
Financing activities
Proceeds from exercise of stock options	4,987	3,560	2,254
Proceeds from issuance of treasury stock under employee stock purchase plan	1,052	—	—
Payments of withholding taxes in connection with restricted stock unit vesting	(2,050)	(483)	(331)
Proceeds from long-term borrowing, net of debt issuance costs	177,797	—	—
Payments on long-term borrowings	(39,200)	—	—
Repurchase of common stock	(14,964)	(4,481)	(5,340)
Net cash provided by (used in) financing activities	127,622	(1,404)	(3,417)
Effect of currency exchange rate changes on cash	1,782	(270)	(251)
Net increase (decrease) in cash and cash equivalents	69,079	(4,784)	17,852
Cash and cash equivalents, beginning of period	59,152	63,936	46,084
Cash and cash equivalents, end of period	$128,231	$59,152	$63,936
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Cash Flows (continued)

Supplemental disclosure of cash flow information
Cash paid for income taxes	$820	$1,160	$1,760
Cash paid for interest	$1,767	$—	$—
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation	$218	$83	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$(641)	$894	$(1,805)
Issuance of common stock for acquisition	$5,733	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Notes to Consolidated Financial Statements
1. Nature of Business
The Company was incorporated in the State of Delaware on February 10, 2005 and provides backup, disaster recovery, high availability and workload migration technology (the "Carbonite Data Protection Platform"). The Carbonite Data Protection Platform supports businesses in locations around the world with secure and scalable global cloud infrastructure.
The Company views its operations and manages its business as one operating segment.
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
During 2016, the Company recorded an adjustment for payments owed to foreign tax authorities inclusive of any interest and penalties that were not accrued for in prior fiscal years. This adjustment was recorded as an increase to accrued liabilities for approximately $1.2 million with a corresponding expense recorded in general and administrative expenses in the condensed consolidated statements of operations. Of this $1.2 million adjustment, approximately $0.2 million related to the year ended December 31, 2015 and $1.0 million related to prior years. The Company concluded the effect of these adjustments were not material to its consolidated financial statements for the current period or any of the prior periods.
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
Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations, net of losses and gains from any related derivative financial instruments. Transaction gains (losses) were $5.1 million, $(0.8) million and $(3.5) million during the years ended December 31, 2017, 2016, and 2015, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, derivatives, and accounts receivable. The Company maintains its cash and cash equivalents and derivatives with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. Cash equivalents consist of investment grade debt securities or money market funds investing in such securities.
The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. As of December 31, 2017, no customer represented 10% or more of the Company’s accounts receivable balance, compared to one customer as of December 31, 2016. At both December 31, 2017 and December 31, 2016, no customer represented 10% or more of the Company’s revenue for all periods presented.

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
The Company derives the majority of its revenue from data protection solutions sold as subscriptions. These services are standalone independent service solutions, which are generally contracted for a one- to three-year term. Subscription arrangements include access to use the Company’s services via the internet. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605-10, Overall Revenue Recognition. Subscription revenue is recognized ratably on a daily basis upon activation of service over the subscription period, when persuasive evidence of an arrangement with a customer exists, the subscription period has been activated, the price is fixed or determinable, and collection is reasonably assured. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets.
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
Cash and Cash Equivalents
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

Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Classification	Estimated Useful Life
Computer equipment	2 - 4 years
Appliances	3 years
Purchased software	3 years
Internal-use software	2 - 7 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life or remaining life of lease
Impairment of Long-Lived Assets
The Company reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the recoverability of these assets is considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their estimated fair value. The details of the Company's impairment assessment are included in Note 4 - Fair Value of Financial Instruments.
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
Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. The Company reviews its intangible assets with definite lives for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. The details of the Company's intangible asset impairment assessment are included in Note 4 - Fair Value of Financial Instruments.

Software Development Costs
The Company accounts for its software and website development costs in accordance with the guidance in ASC 350-40, Internal-Use Software and ASC 350-50, Website Development Costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use, at which point such costs are amortized over the estimated useful life of the software. As of December 31, 2017 and December 31, 2016, the Company had capitalized $6.8 million and $2.4 million of costs associated with internal-use software, respectively. For the years ended December 31, 2017, 2016, and 2015, the Company recorded $0.5 million, $0.4 million, and $0.3 million of amortization expense related to capitalized internal-use software, respectively.
Purchased software costs that qualify for capitalization are accounted for in accordance with ASC 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed ("ASC 985"). Purchased software represents software licenses purchased from third parties. Development costs for software to be sold externally incurred subsequent to the establishment of technological feasibility or if it meets the future alternative use criteria, but prior to the general release of the product, are capitalized and, upon general release, are amortized on a straight-line basis over the estimated useful life of the software. The asset associated with purchased software is included in acquired intangible assets, net in the consolidated balance sheets.
Advertising Expenses
The Company expenses advertising costs as incurred. During the years ended December 31, 2017, 2016, and 2015, the Company incurred approximately $16.4 million, $17.8 million, and $15.0 million of advertising expense, respectively, which is included in sales and marketing expense in the accompanying statements of operations.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts reflects the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company specifically analyzes historical bad debts, the aging of the accounts receivable, creditworthiness, and current economic trends to evaluate the allowance for doubtful accounts. Past due balances are reviewed individually for collectability. Account balances are charged against the allowance for doubtful accounts after all means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts is recorded as a reduction in accounts receivable. The Company also maintains an allowance for sales returns and credits to customers for which the Company has the ability to estimate based upon historical experience. The allowance for sales returns and credits is recorded as a reduction in revenue.
The following is a rollforward of the Company's accounts receivable reserve and allowance (in thousands):

	Balance Beginning of Period	Charged to Statement of Operations	Deductions (1)	Balance End of Period
Year ended December 31, 2017	$1,587	$(444)	$(149)	$994
Year ended December 31, 2016	$139	$1,462	$(14)	$1,587
Year ended December 31, 2015	$156	$(17)	$—	$139
(1) Deductions include actual accounts written-off, net of recoveries and credits issued.
Income Taxes
The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect when the differences are expected to reverse. In certain jurisdictions, deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
Due to a history of losses, the Company has provided a full valuation allowance against its deferred tax assets in the U.S. and in certain foreign jurisdictions that are in a deferred tax asset position for which the Company is uncertain as to their ultimate realization. This is more fully described in Note 11- Income Taxes. The ability to utilize these deferred tax assets may be restricted or eliminated by changes in the Company's ownership, changes in legislation, and other rules affecting the ability to offset future taxable income with losses or other tax attributes from prior periods. Future determinations on the need for a valuation allowance on the Company's net deferred tax assets will be made on an annual basis.

Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assess the performance of these resources on a consolidated basis. The Company views its operations and manages its business in one operating segment. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
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
Costs Associated with Exit Activities
The determination of when the Company accrues for employee involuntary termination benefits depends on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. The Company accounts for employee termination benefits that represent a one-time benefit in accordance with ASC 420, Exit or Disposal Cost Obligations ("ASC 420"). The Company accounts for ongoing benefit arrangements in accordance with ASC 712, Compensation-Nonretirement Postemployment Benefits. Other costs associated with exit activities include contract termination costs, including costs related to leased facilities to be abandoned or subleased, expensed in accordance with ASC 420.
Recently Adopted Accounting Standards
In March 2016, the FASB issued Accounting Standards Updated ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. On January 1, 2017, the Company adopted ASU 2016-09. In connection with the adoption of this standard, the Company changed its accounting policy to record actual forfeitures as they occur, rather than estimating forfeitures by applying a forfeiture rate. As this policy change was applied prospectively, prior periods have not been adjusted. As a result of adoption in 2017, the Company recorded an immaterial impact to retained earnings and additional paid in capital. The Company retrospectively adjusted the classification of excess tax benefits on the statement of cash flow from financing to operating; the effect was immaterial.
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this ASU clarify the requirements for a set of activities to be considered a business and narrows the definition of an output. ASU 2017-01 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2017-01 using a prospective approach. For the year ended December 31, 2017, the Company adopted this standard and the adoption did not have a material impact on the consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). The amendments in ASU 2017-09 clarify that modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the changes in terms or conditions. As early adoption was permitted, the Company adopted this standard in 2017, which did not have a material impact on the consolidated financial statements.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued an amendment to the standard, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued an additional amendment to the standard, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the guidance on identifying performance obligations and the implementation guidance on licensing. The collective guidance will be effective for the Company on January 1, 2018. The guidance may be applied retrospectively to each prior period presented (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial adoption (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018.
The Company will apply the modified retrospective transition method, which will result in an adjustment to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date. The Company does not expect revenue recognition to be significantly impacted on the majority of its offerings. The Company expects changes in accounting related to term licenses and software contracts with a minimum monthly commitment which will have the effect of accelerating revenue recognition.
Additionally, the Company has also assessed the impact of capitalizing incremental costs associated with obtaining customer contracts, which are primarily comprised of commission and incentive payments. Currently, these costs are expensed in the period they are incurred. Under the updated guidance, a majority of these costs will be recognized as an asset on the Company's consolidated balance sheets and recognized over the appropriate amortization period.
The Company currently expects the impact to retained earnings of adoption to be between $12.0 million and $15.0 million. While the majority of the impact will result from capitalization of incremental costs associated with obtaining customer contracts, the Company expects an increase in assets and decrease in liabilities with respect to revenue in the range of $4.5 million and $5.5 million.  The Company does not foresee any material impact on its consolidated statements of cash flow.  The Company is finalizing the impact of the standard on its consolidated financial statements and disclosures, and changes to its systems, processes, and internal controls. The Company's preliminary assessments are subject to change.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect of the standard on its consolidated financial statements, and expects that upon adoption a significant lease obligation and right to use asset will be recognized. Refer to Note 12 - Commitments and Contingencies for additional information related to the Company’s lease obligations.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company does not expect any material impact from adoption of this guidance on the Company's consolidated financial statements.
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
3. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. For the periods in which the Company reports net income, diluted net income per share is calculated by dividing net income by the sum of the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method. For the periods in which the Company reports a net loss, the dilutive effect of the Company's outstanding common stock equivalents are not included in the calculation of diluted loss per share as they would be anti-dilutive. Accordingly, basis and diluted net loss per share for those periods are identical.
The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except share and per share data)
Numerator:
Net loss	$(4,002)	$(4,099)	$(21,615)
Denominator:
Weighted average common shares outstanding, basic	27,779	27,029	27,188
Effect of potential dilutive common shares	—	—	—
Weighted average shares outstanding, diluted	27,779	27,029	27,188
Basic and diluted net loss per share	$(0.14)	$(0.15)	$(0.80)
The following options to purchase common shares and restricted stock units/awards have been excluded from the computation of diluted net loss per share because they had an anti-dilutive impact, or because they related to share-based awards that were contingently issuable, for which the applicable vesting conditions had not been satisfied (in thousands):

	Years Ended December 31,
	2017	2016	2015
Options to purchase common shares (1)	1,148	1,585	3,226
Restricted stock units/awards	1,696	1,853	1,101
Total	2,844	3,438	4,327
(1) Includes shares purchasable under the Company's employee stock purchase plan which were determined to be anti-dilutive.
The Company has outstanding convertible senior notes (the "Convertible Notes") issued in April 2017 that have the potential to dilute basic earnings per share in future periods which have been excluded from the calculation of diluted earnings per share. As the closing price of the Company's common stock on December 31, 2017 did not exceed the conversion price on the Convertible Notes of $25.84 and the Company has the ability and intent to settle the notes in cash, there was no impact on diluted earnings per share during the year ended December 31, 2017.
4. Fair Value of Financial Instruments
Derivative Instruments
Non-designated Foreign Currency Contracts
The Company uses foreign currency forward contracts as part of our strategy to manage exposure related to Euro denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. Accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in the consolidated balance sheets, with changes in the fair value recorded in earnings as other income (expense), net in the consolidated statements of operations. Cash flows from the settlement of these non-designated foreign currency contracts are reported in cash flows from investing activities. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At December 31, 2017 and 2016, we had outstanding contracts with a total notional value of $47.8 million and $37.7 million, respectively.

The following table provides a quantitative summary of the fair value of derivative instruments not designated as hedging instruments as of December 31, 2017 and 2016 (in thousands):

		Fair Value
Description	Balance Sheet Classification	December 31, 2017	December 31, 2016
Derivative Assets:		(in thousands)
Non-Designated Hedging Instruments
Foreign currency contracts	Prepaid expenses and other current assets	$—	$380
Total Derivative Assets		$—	$380

Derivative Liabilities:
Non-Designated Hedging Instruments
Foreign currency contracts	Accrued expenses	$439	$—
Total Derivative Liabilities		$439	$—
The following tables summarize the (losses) gains related to derivative instruments not designated as hedging instruments for the year ended December 31, 2017, 2016 and 2015 (in thousands):

		Years Ended December 31,
	Location in Statement of Operations	2017	2016	2015
Foreign currency contracts	Other income (expense), net	$(5,324)	$1,700	$3,404
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
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$96,295	$—	$—	$96,295	$20,728	$—	$—	$20,728
Foreign currency exchange contracts	—	—	—	—	—	380	—	380
Total	$96,295	$—	$—	$96,295	$20,728	$380	$—	$21,108
Liabilities:
Foreign currency exchange contracts	—	439	—	439	—	—	—	—
Total	$—	$439	$—	$439	$—	$—	$—	$—
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
The Company estimates the fair value of its Convertible Notes using quoted market prices in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. The principal amount, carrying value of the Convertible Notes (the carrying value excludes the equity component of the Convertible Notes classified in equity) and related estimated fair value of the Company's Convertible Notes reported in the consolidated balance sheet as of December 31, 2017 are as follows (in thousands):

	December 31, 2017
	Principal	Carrying Value	Fair Value
Convertible Notes	$143,750	$111,819	$174,548
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
During the year ended December 31, 2017, the Company recorded impairment charges totaling $1.0 million related to capitalized software projects that were discontinued. The Company abandoned specific projects as competing technology was acquired that accelerated its time to market. This impairment assessment utilized company-specific assumptions. The Company recorded the impairment charge in the research and development caption in the consolidated statements of operations. Additionally, during the year ended December 31, 2017, the Company recorded impairment charges totaling $0.4 million related to intangible assets whose carrying values were assessed to be unrecoverable. Of the total impairment charges, $0.2 million was recorded in the cost of revenue caption in the consolidated statements of operations related to an impairment of developed technology intangible asset, and $0.2 million was recorded in the sales and marketing caption in the consolidated statements of operations related to an impairment of customer relationship intangible asset.
5. Acquisitions
Acquisition-Related Expenses
In the twelve months ended December 31, 2017, 2016 and 2015 acquisition-related expenses were $3.9 million, $4.5 million, $5.6 million, respectively. Acquisition-related expenses have been included primarily in general and administrative expenses in the consolidated statements of operations. The Company's current year acquisition costs relate to the acquisitions of Datacastle Corporation ("Datacastle") and DoubleTake Software, Inc. ("DoubleTake") and the prior year acquisition costs primarily relate to the acquisition of certain assets of EVault, Inc. ("EVault").

2017 Acquisitions
Datacastle
On August 14, 2017, the Company entered into an asset purchase agreement with Datacastle to purchase all the assets associated with Datacastle's cloud data backup, caching and analytics software and services for data protection purposes, including Datacastle Red, Datacastle Analytics and Datacastle QuickCache products, for a purchase price of $9.6 million in cash at closing. The acquisition of Datacastle has been accounted for as a business combination and, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. Pro forma information has not been presented, as the operating results of Datacastle are not material.
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
The significant intangible assets identified in the purchase price allocation include developed technology and customer relationships, which are amortized over their respective useful lives on a straight line basis which approximates the underlying cash flows. To value the developed technology asset, the Company utilized the income approach, specifically a discounted cash-flow method known as the excess earnings method. The Company utilized the distributor earnings approach to derive the fair value of the customer relationships. The following table presents the fair values and useful lives of the identifiable intangible assets acquired and risk-adjusted discount rates used in the valuation:

	Amount	Weighted Average Useful Life	Risk-Adjusted Discount Rates used in Valuation
	(in thousands)	(in years)
Developed technology	$2,550	7	11.0%
Customer relationships	890	10	13.0%
Total identifiable intangible assets	$3,440

DoubleTake
On January 31, 2017, the Company completed the acquisition of all the outstanding capital stock of DoubleTake for a purchase price of $65.9 million, which was comprised of $59.7 million in cash paid at closing, net of cash acquired, 332,326 shares of our common stock with a fair value of $5.7 million and the working capital payment of $0.5 million. The working capital settlement was paid in June 2017. DoubleTake develops, sells, and supports affordable software that allows IT organizations of all sizes to move, manage, protect, and recover workloads across any distance and any combination of physical and virtual server environments. DoubleTake’s products and services are marketed and sold worldwide through their direct sales force and a network of business partners and distributors. In connection with the acquisition of DoubleTake, the Company negotiated a transition services agreement ("TSA") to cover certain consulting, technology and accounting services for up to nine months post close. The Company incurred $1.2 million under the TSA. The acquisition of DoubleTake has been accounted for as a business combination and the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.
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
The Company engaged a third-party valuation firm to assist in the valuation of intangible assets consisting of developed technology, customer relationships, and the Double-Take trade name as well as in the valuation of deferred revenue. The fair values of the remaining DoubleTake assets and liabilities noted above approximate their carrying values at January 31, 2017.
In connection with the acquisition of DoubleTake, goodwill of $49.5 million was recognized for the excess purchase price over the fair value of the net assets acquired. The Company believes the goodwill recorded in connection with this transaction is primarily related to the investment value of the future enhancements of our product offering and solutions offering. Goodwill from the acquisition of DoubleTake is included within the Company’s one reporting unit and will be included in the annual review for impairment. Goodwill is not deductible for tax purposes as this acquisition was a stock purchase.
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
The following table presents the fair values and useful lives of the identifiable intangible assets acquired and risk-adjusted discount rates used in the valuation:

	Amount	Weighted Average Useful Life	Risk-Adjusted Discount Rates used in Valuation
	(in thousands)	(in years)
Developed technology	$29,900	5	13.5%
Customer relationships	4,900	6	12.0%
Trade names	1,900	8	12.0%
Total identifiable intangible assets	$36,700
The Company determined that disclosing the amount of DoubleTake related revenue and expenses included in the consolidated statements of operations is impracticable as certain operations were integrated into the operations of the Company. Furthermore, the Company operates as a one reportable segment and does not consider DoubleTake a separate reporting segment.
Pro Forma Financial Information (unaudited)
The following unaudited pro forma information presents the consolidated results of operations of the Company and DoubleTake for the year ended December 31, 2016 as if the acquisition of DoubleTake had been completed on January 1, 2016. These pro forma consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustment for deferred revenue, elimination of interest expense with a promissory note due to the parent company, and adjustments relating to the tax effect of combining the Carbonite and DoubleTake businesses.
The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and DoubleTake. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition occurred as of January 1, 2016, nor are they intended to represent or be indicative of future results of operations (in thousands, except per share data):

	Years Ended December 31,
	2017	2016
Pro forma revenue	$242,743	$242,348
Pro forma net loss	$(4,037)	$(13,671)
Pro forma net loss per common share:
Basic	$(0.15)	$(0.50)
Diluted	$(0.15)	$(0.50)
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
In connection with the acquisition of EVault, the Company negotiated a transition services agreement ("EVault TSA") that provides a credit to be used against future services provided under the terms of the agreement. The Company estimated the fair value of the EVault TSA credit to be $2.4 million and accounted for it as a reduction in consideration transferred in the purchase price allocation. The EVault TSA credit was recorded in prepaid expenses and other current assets on the consolidated balance sheet as of the acquisition date. The EVault TSA credit was fully expensed in 2016, and as such, there is no remaining balance of the EVault TSA credit on the consolidated balance sheet as of December 31, 2017.
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
The following table presents the fair values and useful lives of the identifiable intangible assets acquired and risk-adjusted discount rates used in the valuation:

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
2015 Acquisitions
SMS Backup
On October 23, 2015, the Company acquired all intellectual property rights in connection with the SMS Backup & Restore and Call Log Backup and Restore applications ("SMS") for total consideration of approximately $0.3 million. The Company recorded identifiable intangible assets related to customer relationships of $0.3 million. As of the acquisition date, the customer relationships had weighted-average useful lives of 6.0 years. As of December 31, 2017, there was no remaining carrying value associated with this acquisition as the technology was sold.
Rebit, Inc.
On August 11, 2015, the Company acquired certain assets of Rebit, Inc. ("Rebit") for total consideration of approximately $1.3 million, which included an initial cash payment of $1.0 million and an estimated fair value of $0.3 million for additional consideration which was paid one year from the date of acquisition. The Company recorded goodwill in the amount of $0.6 million and identifiable intangible assets of $0.7 million. The goodwill is fully deductible for tax purposes. As of the acquisition date, developed technology and customer relationships had weighted-average useful lives of 6.0 years and 4.0 years, respectively. As of December 31, 2017, there was no remaining carrying value associated with this acquisition as the technology was sold.
The results of operations for the 2015 acquisitions have been included in the Company's operations since the date of acquisition and were not material for the periods presented. The acquisitions have been accounted for as a business combination and, in accordance with ASC 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The identifiable intangible assets were amortized over their estimated useful lives on a straight-line basis.
6. Goodwill and Acquired Intangible Assets
As of December 31, 2017 and 2016, the carrying amount of goodwill is $81.0 million and $23.7 million, respectively. The following is a rollforward of our goodwill balance (in thousands):

	December 31,
	2017	2016
Balance at beginning of fiscal period	$23,728	$23,105
Goodwill acquired	55,740	989
Goodwill divested	(27)	—
Effect of foreign exchange rates	1,517	(366)
Balance at end of fiscal period	$80,958	$23,728

Purchased intangible assets related to the Company's acquisitions and purchased software that form the basis of the Company's products consist of the following (in thousands):

		December 31, 2017			December 31, 2016
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology-related	5.3	$46,833	$12,504	$34,329	$13,627	$5,016	$8,611
Customer relationships	6.7	11,295	3,361	7,934	6,056	2,170	3,886
Tradenames	7.5	3,677	946	2,731	1,710	456	1,254
Non-compete agreements	3.0	230	230	—	380	380	—
Total	5.6	$62,035	$17,041	$44,994	$21,773	$8,022	$13,751
The Company recorded amortization expense of $10.3 million, $3.9 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Technology-related intangible assets consist of developed technology acquired and purchased software, which represents software licenses purchased from third parties. Amortization relating to technology-related intangible assets is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of tradenames and non-compete agreements is recorded within general and administrative expenses on the Company's consolidated statements of operations. Future estimated amortization expense of acquired intangibles is as follows (in thousands):

2018	$11,182
2019	11,228
2020	9,631
2021	8,431
2022	2,526
Thereafter	1,996
Total	$44,994
On October 3, 2017, the Company entered into a license and distribution agreement to be utilized in future product offerings. As consideration for granting the license, the Company agreed to pay $7.0 million in three separate milestone payments. The Company paid $1.25 million upon transfer of all licensed materials in October 2017. The other two payments of $1.25 million and $4.5 million are contingent upon the completion and acceptance of certain deliverables. Under ASC 985, these costs are capitalized as incurred and amortized over their estimated useful life on a straight-line basis. The Company capitalized $1.25 million of costs associated with purchased software as of December 31, 2017.
7. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2017	2016
Computer equipment	$46,113	$61,518
Software	3,211	3,009
Furniture and fixtures	2,344	2,192
Leasehold improvements	11,163	9,907
Internal-use software	6,793	2,403
Appliances	1,131	349
Total property and equipment	70,755	79,378
Less accumulated depreciation and amortization	(41,965)	(55,506)
Property and equipment, net	$28,790	$23,872

Depreciation and amortization expense was $11.5 million, $12.0 million, and $11.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Accrued compensation	$9,892	$9,919
Accrued tax liabilities	2,280	2,267
Accrued consulting and professional fees	2,162	2,342
Accrued sales and marketing	1,124	896
Accrued facilities	1,002	1,033
Accrued interest	898	—
Accrued restructuring	688	—
Derivative liability	439	—
Accrued other expenses	3,190	3,311
Total accrued expenses	$21,675	$19,768
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
The Company made the following repurchases under the program during years ended December 31, 2017 and December 31, 2016:

	December 31,
	2017	2016
	(total cost, in thousands)
Number of shares repurchased	767,400	574,118
Average repurchase price per share	$19.50	$7.81
Total cost	$14,964	$4,481
At December 31, 2017, approximately $5.2 million remained available under the Company's share repurchase program.
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
The 2011 Plan provides for the issuance of stock options, restricted stock, restricted stock units, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the 2011 Plan, the Company reserved 1,662,000 shares of common stock for issuance thereunder. On January 1st of each year, beginning on January 1, 2012, the number of shares reserved under the 2011 Plan increased or will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s Board of Directors. As of December 31, 2017, 2,202,005 shares of common stock were available for future grant under the 2011 Plan.

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
Stock Options
The Company generally estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. This model requires the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield. The Company did not grant any stock options in the year ended December 31, 2017. The assumptions used to estimate the fair value of the stock options granted for the years ended December 31, 2016 and 2015 were as follows:

	Years Ended December 31,
	2016	2015
Weighted-average exercise price	$8.95	$12.97
Weighted-average grant-date fair value	$4.03	$6.33
Black-Scholes Assumptions
Risk-free interest rate	1.93%	1.54% to 1.85%
Expected dividend yield	—	—
Expected volatility	44%	48% to 51%
Expected term (in years)	6.1	5.5 to 6.1
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
Expected Term
The expected term is estimated using the “simplified method.” The simplified method is based on the average of the vesting tranches and the contractual life of each grant.

The following table summarizes stock option activity under stock incentive plans for the year ended December 31, 2017:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2016	1,334,877	$11.32	6.85	$6,787
Granted	—	—
Exercised	(452,954)	11.05
Cancelled	(47,244)	11.45
Outstanding at December 31, 2017	834,679	$11.45	5.99	$11,391
Exercisable as of December 31, 2017	696,382	$11.27	5.77	$9,631
(1) The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying stock options and the market value of the Company’s common stock on December 31, 2017 and December 31, 2016 as reported on the NASDAQ Stock Market.

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was approximately $4.2 million, $1.8 million, and $1.0 million, respectively. As of December 31, 2017, there was approximately $0.7 million of unrecognized stock-based compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.07 years.
Restricted Stock Units
The Company recognizes non-cash compensation expense over the vesting term of restricted stock units. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. Upon vesting and settlement, each restricted stock unit entitles the holder to receive one share of common stock.
The following table summarizes all restricted stock unit activity for the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2016	1,369,996	$11.32
Restricted stock units granted	714,197	19.67
Restricted stock units vested	(456,687)	11.90
Restricted stock units cancelled	(209,245)	12.78
Unvested restricted stock units as of December 31, 2017	1,418,261	$15.12
As of December 31, 2017, there was approximately $16.3 million of unrecognized stock-based compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.31 years.
Restricted Stock Awards
The Company grants restricted stock awards to members of the Board of Directors annually. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. Awards to directors vest on the earlier of the first anniversary of the date of grant or the Company's Annual Meeting.
The following table summarizes restricted stock award activity for the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2016	114,622	$9.55
Restricted stock awards granted	50,988	21.00
Restricted stock awards vested (restriction lapsed)	(106,956)	9.52
Restricted stock awards forfeited	(375)	10.89
Unvested restricted stock awards as of December 31, 2017	58,279	$19.60

As of December 31, 2017, there was approximately $0.5 million of unrecognized stock-based compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 0.66 years.
Equity Awards with Market-Based Vesting Conditions
During the years ended December 31, 2017, 2016, and 2015, the Company granted 168,884, 325,000 and 100,000 restricted stock units with market-based vesting conditions to certain key executives, respectively. These restricted stock units contain both market-based and service vesting conditions. The market-based vesting conditions are achieved if the closing price of the Company's common stock meets or exceeds a specified target price for 20 consecutive trading days. The awards are subject to additional service vesting which typically occurs in four equal quarterly installments over the one-year period beginning on the date the market-based vesting conditions are met. This vesting is subject to the recipient's continued service to the Company through the applicable vesting date.
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
The grant-date stock price and assumptions used to estimate the derived service period and fair value of the equity awards with market-based vesting conditions were as follows:

	As of August 4,	As February 10,	As of February 1,	As of June 3,
	2017	2017	2016	2015
Grant-date stock price	$21.15	$19.15	$8.95	$11.32
Assumptions
Expected volatility	39%	42%	40%	49%
Risk-free interest rate	1.44%	1.47%	1.01%	2.38%
Expected dividend yield	—%	—%	—%	—%
The Company recognizes the stock-based compensation expense on equity awards with market-based vesting conditions in the consolidated statements of operations over the requisite service period. The achievement of certain market-based vesting conditions may result in the acceleration of recognizing stock-based compensation expense compared to the original valuation.
The following table summarizes equity awards with market-based vesting conditions activity for the year ended December 31, 2017:

	Options with Market-Based Vesting Conditions	Weighted Average Grant Date Fair Value	Restricted Stock Units with Market-Based Vesting Conditions	Weighted Average Grant Date Fair Value
Unvested market-based vesting awards as of December 31, 2016	125,000	$7.65	367,500	$6.00
Market-based vesting awards granted	—	—	168,884	13.84
Market-based vesting awards vested	(125,000)	7.65	(295,000)	5.23
Market-based vesting awards forfeited	—	—	(22,500)	4.34
Unvested market-based vesting awards as of December 31, 2017	—	$—	218,884	$13.26
(1) In addition to the unvested market-based vesting options above, there were 250,000 and 125,000 vested market-based vesting options outstanding and exercisable as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017, these options had an exercise price of $14.44, a remaining contractual term of 6.92 years, and an intrinsic value of $2.7 million.

As of December 31, 2017, there was approximately $1.1 million of unrecognized stock-based compensation cost related to unvested awards with market-based vesting conditions that are expected to be recognized over a weighted-average period of 0.68 years.
For the year ended December 31, 2017, the total fair value of restricted stock awards, restricted stock units, performance-based stock awards on the date vested was $17.8 million.

Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statements of operations as follows for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of revenues	$1,061	$807	$730
Research and development	1,969	868	1,171
General and administrative	7,827	6,161	7,226
Sales and marketing	1,885	1,064	1,089
Total	$12,742	$8,900	$10,216
Employee Stock Purchase Plan
On May 18, 2017, the Company registered 600,000 shares pursuant to the 2017 Employee Stock Purchase Plan (“2017 ESPP”) on a Form S-8. Under this plan eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at the lesser of 85% of the beginning or ending withholding period fair market value as defined in the 2017 ESPP. There are two six-month withholding periods in each fiscal year. As of December 31, 2017, rights to acquire 540,819 shares of common stock were available for issuance under the 2017 ESPP.

11. Income Taxes
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act (“Tax Act”), which significantly changes the existing U.S. tax laws. The Tax Act includes a reduction in the U.S. corporate tax rate from 34% to 21%, a transition from a worldwide tax system to a modified territorial tax system, new taxes on certain foreign-sourced earnings, limitations on the deductibility of interest expense and executive compensation, as well as other changes.
In response to the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows registrants to record provisional amounts during a measurement period, not to extend beyond one year. Pursuant to SAB 118, the Company will complete the accounting for the tax effects of all of the provisions of the Tax Act within the required measurement period not to extend beyond one year from the enactment date.
The Company has remeasured all deferred tax assets and liabilities as of December 31, 2017, based on the provisions of the Tax Act, which include a reduction in the federal statutory tax rate from 34% to 21%. The impact of the remeasurement to the net deferred tax asset is a reduction of $8.9 million, which is fully offset by changes in the pre-existing valuation allowance. For the year ended December 31, 2017, the Company recorded a benefit of $0.2 million related to the Federal Alternative Minimum Tax ("AMT") credit, which is now refundable under the Tax Act. In regard to the Tax Act’s one-time tax on unrepatriated foreign earnings, the Company has performed an analysis and has determined that the Company does not have a liability as the Company has a net deficit of unrepatriated foreign earnings.
The domestic and foreign components of loss before (benefit) provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Domestic	$(14,171)	$(1,911)	$(10,120)
Foreign	(3,508)	(805)	(11,393)
Total loss before (benefit) provision for income taxes	$(17,679)	$(2,716)	$(21,513)

The components of the (benefit) provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current tax provision:
Federal	$(395)	$90	$131
State	(24)	219	113
Foreign	2,134	1,089	(118)
Total current provision	1,715	1,398	126
Deferred tax benefit:
Federal	(12,514)	—	—
State	(1,906)	10	4
Foreign	(972)	(25)	(28)
Total deferred benefit	(15,392)	(15)	(24)
Total (benefit) provision for income taxes	$(13,677)	$1,383	$102
A reconciliation of our income tax (benefit) provision to the statutory federal tax rate is as follows:

	Years Ended December 31,
	2017	2016	2015
U.S. federal income tax rate	34.0%	34.0%	34.0%
Change in the valuation allowance	83.8	(43.9)	(38.7)
Nondeductible stock-based compensation	21.5	0.7	(4.5)
State taxes, net of federal benefit	5.9	1.6	1.4
Foreign rate differential	(11.2)	(30.9)	(11.8)
Corporate restructuring	—	—	23.0
Income tax credits	6.9	41.5	4.3
Provision for tax reserves	0.7	(31.6)	(3.5)
Non-deductible compensation	(8.2)	(14.1)	(3.0)
Meals and entertainment	(1.2)	(2.4)	(0.3)
Transaction costs	(3.7)	(2.8)	(0.1)
Change in federal rate	(50.1)	—	—
Other	(1.0)	(3.0)	(1.3)
Effective income tax rate	77.4%	(50.9)%	(0.5)%

The Company recorded a (benefit) provision for income taxes of $(13.7) million, $1.4 million and $0.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. For the year ended December 31, 2017, the Company’s tax provision was primarily driven by valuation allowance release, foreign income taxes, and refundable AMT. For the year ended December 31, 2016, the Company’s tax provision was primarily driven by foreign income taxes, federal AMT, and state income taxes. Our effective tax rate for the year ended December 31, 2017 differed due to the U.S. federal statutory rate primarily due to changes in the valuation allowance against deferred tax assets, stock-based compensation, offset by the impact of the federal tax rate change on the deferred tax assets, and a foreign rate differential associated with certain foreign jurisdictions which are subject to significantly lower tax rates than the 2017 U.S. federal statutory rate. Our effective tax rate for the year ended December 31, 2016 is lower than the U.S. federal statutory rate primarily due to changes in the valuation allowance against deferred tax assets, provisions for tax reserves, a foreign rate differential associated with certain foreign jurisdictions which are subject to significantly lower tax rates than the U.S. federal statutory rate, and nondeductible compensation, offset by income tax credits.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$27,792	$34,292
Research and development tax credit carryforwards	6,280	5,751
Deferred revenue	3,957	7,213
Stock compensation	2,339	2,693
Other	7,304	7,230
Total deferred tax assets	47,672	57,179
Valuation allowance for deferred tax assets	(28,273)	(52,987)
Total deferred tax assets, net of valuation allowance	19,399	4,192
Deferred tax liabilities:
Amortization	(9,146)	(1,452)
Convertible debt	(7,948)	—
Other	(3,450)	(4,133)
Total deferred tax liabilities	(20,544)	(5,585)
Net deferred tax liabilities	$(1,145)	$(1,393)
As of December 31, 2017, the Company had U.S. federal, state and foreign net operating loss carryforwards of $107.9 million, $72.7 million, and $6.1 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2027 through 2037. State net operating loss carryforwards will expire at various dates beginning in 2020 through 2037. At December 31, 2017, the Company had federal, state, and foreign research and development tax credit carryforwards available to reduce future income taxes payable of $4.0 million, $2.7 million, and $0.2 million respectively. These credits will expire at various dates beginning in the year 2025 through 2037. As of December 31, 2017, the Company also had refundable federal AMT credits of approximately $0.2 million.
Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, Income Taxes ("ASC 740"), management has determined that it is not more-likely-than-not that the tax benefits related to the federal, state and foreign deferred tax assets will be realized for financial reporting purposes. Accordingly, the federal, state and certain foreign deferred tax assets have been fully reserved at December 31, 2017 and 2016. The valuation allowance decreased approximately $24.7 million during the year ended December 31, 2017 primarily due to the partial release of U.S. valuation allowance as a result of a net deferred tax liability recorded in the acquisition of DoubleTake. The U.S. net deferred tax liability primarily relates to non-tax deductible intangible assets recognized in the financial statements which generate a deferred tax liability. The net deferred tax liability established is estimated to be a source of income to utilize previously unrecognized deferred tax assets in the U.S. Therefore, we have recorded a tax benefit of $14.6 million for the release of U.S. valuation allowance related to the deferred tax liability recorded in purchase accounting. The U.S. maintains a valuation allowance on the overall U.S. net deferred tax asset as it is deemed more likely than not the U.S. net deferred tax asset will not be realized. Furthermore, the 2017 change in valuation allowance is also impacted by a deferred tax liability related to the Convertible Notes as well as federal tax rate changes on the U.S. deferred tax assets and liabilities. The valuation allowance decreased approximately $2.0 million during the year ended December 31, 2016 due primarily to changes in the net operating loss carryforwards and decreases in the deferred tax assets related to stock-based compensation, offset by increases in other deferred tax assets.
Future changes in Company ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Based upon the Company’s analysis as of December 31, 2017, there was no ownership change experienced during 2017.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2017	2016	2015
Unrecognized tax benefits, beginning of year	$(4,108)	$(3,231)	$(2,615)
Additions based on tax positions related to the current year	(673)	(943)	(1,323)
Additions for tax positions of prior years	—	(14)	(35)
Reductions for tax positions of prior years	1,081	80	142
Settlements	—	—	600
Unrecognized tax benefits, end of year	$(3,700)	$(4,108)	$(3,231)
The Company accounts for uncertain tax positions under the recognition and measurement criteria of ASC 740. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. If we do not believe that it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2017, the Company had a total amount of unrecognized tax benefits of $3.7 million, of which $0.1 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that, if recognized, would result in a corresponding increase in the valuation allowance.

The Company recognizes interest and penalties related to uncertain tax positions as a component in income tax expense. As of December 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations. The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax years ending December 31, 2014, 2015, 2016 and 2017, although carryforward attributes that were generated prior to tax year 2014 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The statute of limitations for assessments by foreign taxing authorities is generally not open for years prior to 2013, although carryforward attributes that were generated prior to tax year 2013 may still be adjusted upon examinations.
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
As of December 31, 2017, a deferred tax liability has not been established for approximately $9.3 million of cumulative undistributed earnings of non-U.S. subsidiaries, which are expected to be reinvested indefinitely in operations outside the U.S. Determination of the unrecognized deferred tax liability on unremitted earnings is not practical due to uncertainty regarding the remittance structure, the mix of earnings and earnings for profit pools in the year of remittance, and overall complexity of the calculation.
12. Commitments and Contingencies
Operating Leases
The Company leases facilities under leases that expire at varying dates through 2025. Certain of these leases contain renewal options and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters); Salt Lake City, Utah; and Indianapolis, Indiana as well as various other locations in North America and Europe. The Company has lease agreements to rent data center space in Ashburn, Virginia; Chandler, Arizona; and Phoenix, Arizona as well as various other locations in North America and Europe. The Company has data center colocation agreements in place with Iron Mountain and

DataBank to rent colocation space at each of their data centers. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases. Rent expense was $8.9 million, $8.1 million and $5.4 million for the fiscal years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, $4.7 million and $4.6 million is included in accrued expenses and other long-term liabilities related to the deferred rent, respectively.
In December 2017, the Company entered into new lease agreements for its Salt Lake City, Utah and Indianapolis, Indiana offices. The Salt Lake City, Utah office lease expires on December 31, 2024 and the Indianapolis, Indiana lease expires on June 30, 2025. As part of the new office leases, the Company received a tenant improvement allowance. The rent expense is recorded net of the allowance over the term of the lease. The leasehold improvements associated with the office leases are being amortized over the initial term of the lease. Any additional leasehold improvements made during the course of occupancy will be amortized over the shorter of the useful life or remaining life of the lease. In December 2017, the Company entered into a new lease agreement for its Chandler, Arizona data center. The term of the lease expires on January 31, 2023.
Future non-cancellable minimum lease payments under all operating leases as of December 31, 2017, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases (1)	Total
2018	$4,323	$3,483	$7,806
2019	3,743	2,075	5,818
2020	3,632	2,030	5,662
2021	3,683	2,056	5,739
2022	3,468	768	4,236
Thereafter	6,871	64	6,935
Total	$25,720	$10,476	$36,196
(1) Certain amounts in the table above relating to colocation leases for the Company's servers include usage based charges in addition to base rent.
Other Non-Cancellable Commitments
As of December 31, 2017, the Company had non-cancellable commitments to vendors primarily consisting of hosted software, consulting, advertising, marketing and broadband services contracts, as follows (in thousands):

Years Ended December 31,	Commitments
2018	$4,225
2019	1,105
2020	230
2021	—
2022	—
Total	$5,560
Litigation
On February 27, 2017, Realtime Data LLC (“Realtime Data”) filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of the Company’s solutions infringe certain patents held by Realtime Data, and seeking unspecified damages and injunctive relief. Realtime Data has filed patent suits against others on the asserted patents, which are at issue in a number of pending litigations and patent office proceedings. In response to Realtime Data’s lawsuit against the Company, the Company moved to dismiss the case for improper venue or alternatively to transfer the case to the U.S. District Court for the District of Massachusetts. On November 22, 2017, the case was transferred to Massachusetts. No trial date has been set. The Company is not able to assess with certainty the outcome of this lawsuit or the amount or range of potential damages or future payments associated with this lawsuit at this time. The Company intends to defend itself vigorously.

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
13. Restructuring
In October 2017, the Company initiated a restructuring program ("2017 Plan") to streamline operations and reduce operating costs. The Company recorded restructuring charges of $1.0 million for employee severance related to the reduction of its workforce. The Company estimates that it will incur restructuring charges between $1.5 million and $2.1 million related to the employee severance under the 2017 Plan. Activities under the 2017 Plan are expected to be substantially completed by the end of the first half of 2018. The following table summarizes the restructuring program activity for the year ended December 31, 2017 (in thousands):

Employee Severance and Related Costs
Accrued restructuring as of December 31, 2016	$—
Charges	1,047
Cash payments	(359)
Accrued restructuring as of December 31, 2017	$688
In 2016, the Company recorded restructuring charges of $0.9 million. These charges were associated with the reorganization and consolidation of certain operations and the disposal of certain assets during 2016, due to the EVault acquisition. These restructuring activities were completed in March 2016.
In 2015, the Company recorded restructuring charges of $0.5 million, primarily related to completion of our data center optimization program that was initiated in the fourth quarter of 2014, as well as recording a change in estimate of our lease exit charge for our former Boston, Massachusetts corporate headquarters. These restructuring activities were completed in 2015.
Restructuring-related expenses have been included in restructuring charges within the Company's consolidated statements of operations. The accrual for restructuring-related expenses have been included in accrued expenses within the Company's consolidated balance sheets.
14. Retirement Plan
The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status and age requirements. The plan allows participants to contribute a portion of their annual compensation on a pre-tax basis. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. For the periods ending December 31, 2017, 2016 and 2015, the total expense for the Company’s matching contributions to the plan was $2.5 million, $1.8 million, and $1.1 million, respectively.
15. Borrowings and Credit Arrangements
Convertible Senior Notes
On April 4, 2017, the Company issued, in a private offering, $143.8 million aggregate principal amount of Convertible Notes. The Convertible Notes accrue interest at 2.5% per year, payable semiannually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2022, unless earlier repurchased, redeemed or converted.
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

December 31, 2017
Liability component:
Principal	$143,750
Less: debt issuance costs	(720)
Less: debt discount	(31,211)
Net carrying amount	$111,819
Equity component	$31,451

For the year ended December 31, 2017, the Company incurred total interest expense associated with the Convertible Notes as follows (in thousands):

Year Ended December 31,
2017
Interest expense related to contractual interest coupon	$2,655
Interest expense related to accretion of the discount	4,434
Interest expense related to debt issuance costs	102
Total	$7,191
As of December 31, 2017, the net carrying value of the Convertible Notes was $111.8 million, which is net of unamortized debt issuance costs of $0.7 million. The effective interest rate on the Convertible Notes, including amortization of debt issuance costs and accretion of the discount, is 8.7%. At December 31, 2017, the conversion option value of the Convertible Notes does not exceed their principal amount since the closing market price of the Company's common stock does not exceed the conversion rate. In addition, as the closing price of the Company's common stock on December 31, 2017 did not exceed the conversion price on the Convertible Notes of $25.84 and the Company has the ability and intent to settle the notes in cash, there was no impact on diluted earnings per share during the year ended December 31, 2017.
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
16. Geographic Data
As more fully described in Note 2 - Summary of Significant Accounting Policies, the Company operates in one operating segment. Revenue by geographic region was based on physical location of the operations recording the sale. Revenues by geographic region are presented as follows (in thousands):

For the Year Ended December 31,
2017
United States	$209,161
International	30,301
Total	$239,462
For the years ended December 31, 2016 and 2015, revenues by geographic region were not disclosed as revenue outside the United States did not exceed 10% of total revenue. No individual country other than the United States accounts for 10% or more of revenues in the years ended December 31, 2017, 2016 and 2015. Revenue included in the “International” caption above primarily relates to the Company’s operations in Europe.
The Company does not disclose geographic information for long-lived assets, excluding deferred tax assets, goodwill and intangible assets. Long-lived assets, excluding deferred tax assets, goodwill and intangible assets, located outside the United States do not exceed 10% of total assets.
17. Subsequent Events
On February 12, 2018, the Company entered into a definitive and binding Master Acquisition Agreement ("Agreement") with EMC Corporation (“EMC”), Mozy, Inc. ("Mozy") and Dell Technologies, Inc. pursuant to which the Company will acquire all of the issued and outstanding capital stock of Mozy, a provider of online, data and computer backup software, and certain related business assets owned by EMC or its affiliates, for a purchase price of $145.8 million in cash, subject to potential adjustments for working capital. The Agreement contains customary representations, warranties, covenants and indemnities, including a covenant requiring the Company to use its reasonable best efforts to obtain debt financing for the transaction in accordance with the terms of a commitment letter for a $120.0 million revolving credit facility. Consummation of the transaction is also subject to various conditions, including receipt of governmental approvals and other customary closing conditions. The Agreement contains termination rights, including a right for either party to terminate the Agreement if the closing shall not have occurred on or before July 1, 2018, subject to certain conditions. The Company expects the acquisition to close during the first quarter of 2018.
18. Quarterly Information (Unaudited)
Quarterly results of operations are as follows (in thousands, except per share amounts):

	For the Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
Statements of Operations Data:
Revenue	$61,692	$61,637	$59,034	$57,099	$53,488	$51,948	$53,435	$48,115
Gross profit	$44,881	$44,047	$40,723	$39,744	$38,629	$36,489	$37,571	$33,360
Income (loss) from operations	$555	$(1,094)	$(4,653)	$(6,873)	$(161)	$381	$1,447	$(4,451)
Net (loss) income	$(1,614)	$(3,603)	$(6,380)	$7,595	$(670)	$107	$1,160	$(4,696)
Basic and diluted net (loss) income per share	$(0.06)	$(0.13)	$(0.23)	$0.27	$(0.02)	$—	$0.04	$(0.17)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO").
Based on management’s assessment of Carbonite, Inc., management has concluded that our internal control over financial reporting was effective as of December 31, 2017. The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this Annual Report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2017, which is included below.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Carbonite, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Carbonite, Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 12, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 12, 2018

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below with respect to the Company’s Code of Business Conduct and Ethics, the information required by this item will be set forth in the sections entitled “Board of Directors, Corporate Governance & Related Matters”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Officers” and “Criteria for Procedures Director Nominations” of our definitive proxy statement to be filed with the SEC in connection with our 2018 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated in this Annual Report by reference.
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

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated:	March 12, 2018	By:	/s/ Mohamad Ali
Mohamad Ali
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mohamad Ali	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2018
Mohamad Ali

/s/ Anthony Folger	Chief Financial Officer (Principal Financial Officer)	March 12, 2018
Anthony Folger

/s/ Cassandra Hudson	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2018
Cassandra Hudson

/s/ Stephen Munford*	Chairman of the Board	March 12, 2018
Stephen Munford

/s/ Marina Levinson*	Director	March 12, 2018
Marina Levinson

/s/ Charles Kane*	Director	March 12, 2018
Charles Kane

/s/ Todd Krasnow*	Director	March 12, 2018
Todd Krasnow

/s/ Peter Gyenes*	Director	March 12, 2018
Peter Gyenes

/s/ Scott Daniels*	Director	March 12, 2018
Scott Daniels

/s/ David Friend*	Director	March 12, 2018
David Friend

March 12, 2018

*By: /s/ Mohamad Ali
*Mohamad Ali Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
2.1
Stock Purchase Agreement by and Among Carbonite, Inc., Vero Parent, Inc., and Vision Solutions, Inc., dated as of January 31, 2017. (Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2017, and incorporated herein by reference.)

3.1
Amended and Restated Certificate of Incorporation of Carbonite, Inc. (Filed as Exhibit 3.1 to Amendment No. 2 to Registrant's Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 13, 2011, and incorporated by reference.)

3.2
Amended and Restated By-Laws of Carbonite, Inc. (Filed as the same numbered exhibit to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 13, 2011, and incorporated herein by reference.)

3.3
Certificate of Elimination of Series A Junior Participating Preferred Stock, dated as of January 11, 2016. (Filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 13, 2016, and incorporated by reference.)

4.1
Form of Common Stock Certificate. (Filed as the same numbered exhibit to Amendment No. 3 to Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 25, 2011, and incorporated herein by reference)

4.2
Indenture (including form of Note), dated as of April 4, 2017, by and between Carbonite, Inc. and U.S. Bank National Association, as trustee. (Filed as Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on April 4, 2017 and incorporated herein by reference.)

10.1#
Amended and Restated 2005 Stock Incentive Plan and Form of Incentive Stock Option Agreement, Non-statutory Stock Option Agreement, and Stock Restriction Agreement under the Amended and Restated 2005 Stock Incentive Plan. (Filed as the same numbered exhibit to Amendment No. 2 to Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 13, 2011, and incorporated herein by reference.)

10.2#
2011 Equity Award Plan and Form of Incentive Stock Option Agreement, Non-statutory Stock Option Agreement, and Stock Restriction Agreement under the 2011 Equity Award Plan. (Filed as the same numbered exhibit to Amendment No. 2 to Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 13, 2011, and incorporated herein by reference.)

10.3#
Form of Indemnification Agreement by and between Carbonite, Inc. and each of its directors and executive officers. (Filed as the same numbered exhibit to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 12, 2011, and incorporated herein by reference.)

10.4
Commercial Lease with Lewiston Properties, LLC, dated as of May 13, 2011. (Filed as Exhibit 10.13 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 15, 2011, and incorporated herein by reference.)

10.5
Turn Key Datacenter Lease with GIP Wakefield, LLC, dated as of June 3, 2011. (Filed as Exhibit 10.14 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 15, 2011, and incorporated herein by reference.)

10.6
Turn Key Datacenter Lease with Digital Phoenix Van Buren, LLC, dated as of November 29, 2011. (Filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2012, and incorporated herein by reference.)

10.7
First Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of September 15, 2011. (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2012, and incorporated herein by reference.)

10.8
Second Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of March 31, 2012. (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2012, and incorporated herein by reference.)

10.9
Third Amendment to the Datacenter Lease with GIP Wakefield LLC, dated as of June 11, 2012. (Filed as Exhibit 10.24 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2013, and incorporated herein by reference.)

10.10#
Offer Letter with Anthony Folger, dated as of November 21, 2012. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2013, and incorporated herein by reference.)

10.11*
Fourth Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of February 14, 2013. (Filed as Exhibit 10.19 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5, 2014, and incorporated herein by reference.)

10.12*
Turnkey Datacenter Lease with Digital 2121 South Price, LLC, dated as of December 31, 2013. (Filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5, 2014, and incorporated herein by reference.)

10.13*
Fifth Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of February 6, 2014. (Filed as Exhibit 10.25 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5, 2014, and incorporated herein by reference.)

10.14#
Form of Restricted Stock Unit Agreement under the 2011 Equity Award Plan. (Filed as Exhibit 10.27 to Registrant's Annual Report on Form 10-K with the Securities and Exchange Commission on March 5, 2014, and incorporated herein by reference.)

10.15
Indenture of Lease by and between Abbey Lafayette Operating LLC and Carbonite, Inc. dated as of May 5, 2014. (Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on May 6, 2014, and incorporated herein by reference.)

10.16#
Form of Stock Restriction Agreement under the 2011 Equity Award Plan. (Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2014, and incorporated herein by reference.)

10.17#
Amended and Restated Offer Letter with Danielle Sheer, dated as of August 1, 2014. (Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 5, 2014, and incorporated herein by reference.)

10.18#
Promotion Letter Agreement with Cassandra Hudson, dated as of October 28, 2014. (Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2014, and incorporated herein by reference.)

10.19*
Sixth Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of September 30, 2014. (Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2014, and incorporated herein by reference.)

10.20#
Executive Employment Agreement with Mohamad Ali, dated as of December 3, 2014. (Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2014).

10.21#
Amendment to Executive Employment Agreement with Mohamad Ali, dated as of January 8, 2015. (Filed as Exhibit 99.2 to Registrant's Current Report of Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference.)

10.22
Seventh Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of September 30, 2015. (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015, and incorporated herein by reference.)

10.23#
Offer Letter with Paul Mellinger, dated as of December 15, 2015. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2015, and incorporated herein by reference.)

10.24#
Offer Letter with Norman Guadagno, dated as of January 6, 2016. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2016, and incorporated herein by reference.)

10.25#
Executive Severance Plan, dated as of February 2, 2016. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2016, and incorporated herein by reference.)

10.26
Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Award Plan. (Filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2016, and incorporated herein by reference.)

10.27
First Amendment to Turnkey Datacenter Lease with Digital Phoenix Van Buren, LLC, dated as of February 3, 2016. (Filed as Exhibit 10.36 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2016, and incorporated herein by reference.)

10.28*
Eighth Amendment to Turn Key Datacenter Lease with GIP Wakefield, LLC, dated as of September 30, 2016. (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2016, and incorporated herein by reference.)

10.29*
Deed of Turn Key Datacenter Lease with Digital Loudoun Parkway Center North, LLC, dated as of September 30, 2016. (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2016, and incorporated herein by reference.)

Exhibit No.	Description
10.30*
Carbonite, Inc. 2017 Employee Stock Purchase Plan (Filed as Appendix B to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 27, 2017 and incorporated herein by reference.)

16.1
Letter of Ernst & Young LLP, dated August 17, 2017 (Filed as Exhibit 16.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2017, and incorporated herein by reference.)

21.1	List of subsidiaries.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan.
*	Portions of this exhibit have been omitted pursuant to the Commission's grant of confidential treatment.