Form 10-Q
period 2018-03-31
Carbonite Inc
filed 2018-05-10
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of April 30, 2018, there were 28,582,618 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Carbonite, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$71,009	$128,231
Trade accounts receivable, less allowances for doubtful accounts of $1,121 and $994	31,159	22,219
Prepaid expenses and other current assets	8,680	6,823
Total current assets	110,848	157,273
Property and equipment, net	38,622	28,790
Other assets	10,844	804
Acquired intangible assets, net	138,595	44,994
Goodwill	157,215	80,958
Total assets	$456,124	$312,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,561	$10,842
Accrued expenses	25,165	21,675
Current portion of deferred revenue	116,859	100,241
Total current liabilities	151,585	132,758
Long-term debt	203,398	111,819
Deferred revenue, net of current portion	27,467	24,273
Other long-term liabilities	6,230	5,704
Total liabilities	388,680	274,554
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 30,539,620 shares issued and 28,569,689 shares outstanding at March 31, 2018; 30,130,856 shares issued and 28,182,094 shares outstanding at December 31, 2017	305	301
Additional paid-in capital	237,883	233,343
Treasury stock, at cost (1,969,931 and 1,948,762 shares as of March 31, 2018 and December 31, 2017, respectively)	(27,166)	(26,616)
Accumulated other comprehensive income	(58)	581
Accumulated deficit	(143,520)	(169,344)
Total stockholders’ equity	67,444	38,265
Total liabilities and stockholders’ equity	$456,124	$312,819
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands, except share and per share amounts)
Revenue:
Services	$54,574	$50,115
Product	9,452	6,984
Total revenue	64,026	57,099
Cost of revenue:
Services	15,330	15,283
Product	557	446
Amortization of intangible assets	2,425	1,626
Total cost of revenue	18,312	17,355
Gross profit	45,714	39,744
Operating expenses:
Research and development	12,519	10,327
General and administrative	14,460	12,769
Sales and marketing	19,860	23,071
Amortization of intangible assets	939	450
Restructuring charges	862	—
Total operating expenses	48,640	46,617
Loss from operations	(2,926)	(6,873)
Interest expense	(2,601)	(222)
Interest income	244	20
Other income (expense), net	12	280
Loss before income taxes	(5,271)	(6,795)
Benefit for income taxes	(17,215)	(14,390)
Net income	$11,944	$7,595
Net income per common share:
Basic	$0.42	$0.27
Diluted	$0.40	$0.27
Weighted-average number of common share outstanding:
Basic	28,341,663	27,821,596
Diluted	30,043,783	28,504,811
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income	$11,944	$7,595
Other comprehensive loss:
Foreign currency translation adjustments	(639)	(244)
Total other comprehensive loss	(639)	(244)
Total comprehensive income	$11,305	$7,351
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Operating activities
Net income	$11,944	$7,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,077	4,884
Amortization of deferred costs	424	—
Loss on disposal of equipment	58	—
Impairment of capitalized software	653	—
Stock-based compensation expense	3,737	2,777
Benefit for deferred income taxes	(17,662)	(14,842)
Non-cash interest expense related to amortization of debt discount	1,543	—
Other non-cash items, net	66	(385)
Changes in assets and liabilities:
Accounts receivable	(4,616)	1,212
Prepaid expenses and other current assets	86	(384)
Other assets	(2,211)	(927)
Accounts payable	(4,214)	3,322
Accrued expenses	3,016	(689)
Other long-term liabilities	252	(96)
Deferred revenue	4,138	5,094
Net cash provided by operating activities	3,291	7,561
Investing activities
Purchases of property and equipment	(3,288)	(6,568)
Proceeds from sale of property and equipment and businesses	330	295
Proceeds from maturities of derivatives	—	370
Purchases of derivatives	(1,403)	(403)
Payment for intangibles	(1,250)	—
Payment for acquisition, net of cash acquired	(144,603)	(59,740)
Net cash used in investing activities	(150,214)	(66,046)
Financing activities
Proceeds from exercise of stock options	726	2,445
Payments of withholding taxes in connection with restricted stock unit vesting	(550)	(524)
Proceeds from long-term borrowings, net of debt issuance costs	88,984	39,063
Net cash provided by financing activities	89,160	40,984
Effect of currency exchange rate changes on cash	541	27
Net decrease in cash, cash equivalents and restricted cash	(57,222)	(17,474)
Cash, cash equivalents and restricted cash, beginning of period	128,231	59,287
Cash, cash equivalents and restricted cash, end of period	$71,009	$41,813
Supplemental disclosure of cash flow information
Cash paid for income taxes	$341	$416
Supplemental disclosure of non-cash investing and financing activities:
Capitalization of stock-based compensation	$81	$43
Acquisition of property and equipment included in accounts payable and accrued expenses	$2,751	$(282)
Issuance of common stock for acquisition	$—	$5,733
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Nature of Business
Carbonite, Inc. ("we" or the “Company”) was incorporated in the State of Delaware on February 10, 2005 and provides backup, disaster recovery, high availability and workload migration solutions (the "Carbonite Data Protection Platform"). The Carbonite Data Protection Platform supports businesses in locations around the world with secure global cloud infrastructure.
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q, and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 12, 2018.
In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the periods presented. The results for the periods presented are not necessarily indicative of future results.
Reclassifications
The Company has reclassified certain prior period amounts in its condensed consolidated statements of cash flows to conform to the current period presentation. The reclassification relates to separately presenting the benefit for deferred income taxes, which was previously included in the change in other long-term liabilities caption. For the three months ended March 31, 2017, the Company reclassified $14.8 million into the benefit for deferred income taxes caption. Additionally, the Company adopted Accounting Standard Updated ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), effective January 1, 2018, which is applied retrospectively by reclassifying restricted cash to be presented with cash and cash equivalents on the condensed consolidated statement of cash flows.
The Company has reclassified certain prior period amounts in its condensed consolidated statements of operations to conform to the current period presentation. The reclassification relates to separately presenting amortization of intangible assets previously included within general and administrative and sales and marketing. For the three months ended March 31, 2017, the Company reclassified $0.1 million from general and administrative and $0.4 million from sales and marketing into the amortization of intangible assets caption within operating expenses.
Recently Adopted Accounting Standards
The Company's significant accounting policies are presented in Note 2 - Summary of Significant Accounting Policies, in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2017 filed with the SEC on March 12, 2018. Summarized below are the accounting pronouncements adopted subsequent to December 31, 2017.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606"), which updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard effective January 1, 2018 using the modified retrospective transition method. The Company recognized the cumulative effective of applying the new standard as an adjustment to the opening balance of retained earnings at the beginning of 2018. The comparative information for 2017 has not been restated and continues to be reported under the accounting standards in effect for the period presented. Refer to Note 3 - Revenue Recognition for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and early adoption is permitted. The Company adopted ASU 2016-16 effective January 1, 2018, which did not have a material impact on the consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted ASU 2016-18 effective January 1, 2018, which did not have a material impact on the consolidated financial statements. The Company applied this standard retrospectively by reclassifying restricted cash to be presented with cash and cash equivalents on the consolidated statement of cash flows.
Cash and cash equivalents subject to contractual restrictions and not readily available for use are classified as restricted cash. As of December 31, 2016, the restricted cash balance of $0.1 million related to a security deposit maintained for certain office space that was subleased to third parties. As of March 31, 2018 and December 31, 2017, the Company did not have a restricted cash balance reported within the condensed consolidated balance sheets.
Recently Issued Accounting Standards
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

3. Revenue Recognition
On January 1, 2018, the Company adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. Where applicable, the Company utilized the practical expedient and reflected the aggregate effect of all contract modifications that occurred prior to adoption as they related to performance obligations (both satisfied and remaining) and determination and allocation of the transaction price. Under the modified retrospective method, results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the applicable accounting in effect for those periods.
The adoption of the Topic 606 did not significantly impact the majority of the Company's offerings. Under the new guidance, the Company's revenue recognition associated with term licenses and software contracts with a minimum monthly royalty commitment is accelerated. Further, the Company has begun capitalizing certain incremental costs incurred in obtaining contracts with customers as an asset on the condensed consolidated balance sheets. These costs were previously expensed in the period they were incurred. The Company recorded a $13.9 million increase to retained earnings as of January 1, 2018, due to the cumulative impact of adopting Topic 606 on revenue from contracts with customers. Upon adoption, trade accounts receivable, net increased $2.2 million and deferred revenue decreased $4.0 million. Prepaid expenses and other current assets increased $1.5 million and other assets increased by $6.6 million primarily related to the capitalization of sales commissions. Deferred tax liabilities increased by $0.4 million due to temporary differences between the accounting and tax carrying values of the capitalized commissions. The impact of adopting Topic 606 to revenues for the three month period ended March 31, 2018 was an increase of $0.7 million.

Changes in Accounting Policies as a result of adopting Topic 606
The Company primarily sells products and services as discussed below. Each category contains one or more performance obligations that are either (i) capable of being distinct (i.e., the customer can benefit from the good or service on its own or together with readily available resources, including those purchased separately from the Company) and distinct within the context of the contract (i.e., separately identifiable from other promises in the contract), or (ii) a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Aside from the software licenses and hardware, which are delivered at a point in time, the majority of the Company’s other services are delivered over time.
Under Topic 606, the Company recognizes revenue following a five step model, as outlined below.
•Identify the contract
•Identify the performance obligations
•Determine the transaction price
•Allocate the transaction price
•Recognize revenue
Identifying the Contract
The Company considers itself to have a contract with a customer when all of the following are met:
•The parties have approved the contract
•The Company can identify each party’s rights regarding the goods or services to be transferred
•The Company can identify the payment terms
•The contract has commercial substance
•It is probable that the Company will collect substantially all of the consideration to which it will be entitled
Performance Obligations and Timing of Revenue Recognition
Service Revenue
The Company offers “Software-as-a-Service” ("SaaS") and "Hardware-as-a-Service" ("HaaS") offerings. Most notably, the Company offers the customer the right to access its software through our SaaS offering, where the Company hosts the software and the customer is granted access via the web. Control of the software does not transfer in these types of arrangements and is therefore not considered a distinct performance obligation. Revenues related to the SaaS offerings are recorded over the performance period of the service. HaaS arrangements are accounted for under the guidance provided in ASC 840, Leases.
The Company also offers maintenance and support ("M&S") services for its licenses. M&S services generally consist of telephone, email, or live chat support, as well as updates and upgrades to the software licenses on an if and when available basis. All M&S obligations are considered distinct performance obligations that are of substantially the same duration and measure of progress and are therefore combined into a single performance obligation. As such, revenues from M&S are recorded ratably over the time of performance.
The Company also offers professional services to customers consisting of implementation, training, migration and protection services, and consulting. Professional services are regularly sold in conjunction with other products or services, as well as on a standalone basis and either (i) prepaid upfront or (ii) sold on a time and materials basis. Professional service revenue is recognized over time as services are delivered. For time and materials-based consulting arrangements, the Company has elected the practical expedient of recognizing revenue upon invoicing since the invoiced amount corresponds directly to the value of the Company’s service to date.
Product Revenue
The Company sells different types of on-premise data protection and migration software, licensed on a term or perpetual basis, and as royalty arrangements. License arrangements generally include maintenance and support services, but the software is fully functional upon delivery and is considered to be a distinct performance obligation. Revenues from product licenses are recorded when control of the product has been transferred to the customer.
The Company also offers hardware on a standalone basis or in conjunction with the Company’s software. Hardware sales are recorded as revenue when control is transferred to the customer.

Determining the Transaction Price
To determine the transaction price, the Company considers both fixed and variable consideration. The majority of the Company’s contracts contain fixed consideration that is paid up-front. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal will not occur. The Company has the following sources of variable consideration:
Performance penalties - Subscription services and product support arrangements generally contain performance response time guarantees. For subscription services arrangements, the Company estimates variable consideration using a portfolio approach because performance penalties are tied to standard response time requirements. For product support arrangements, the Company estimates variable consideration on a contract basis because such arrangements are customer-specific. For both subscription services and product support arrangements, the Company uses an expected value approach to estimate variable consideration based on historical business practices and current and future performance expectations to determine the likelihood of incurring penalties.
Extended payment terms - The Company’s standard payment terms are generally within 90 days of invoicing. If extended payment terms are granted to customers, those terms generally do not exceed one year. For contracts with extended payment terms, the Company estimates variable consideration on a contract basis because such estimates are customer-specific, and uses an expected value approach to analyze historical business experience on a customer-by-customer basis to determine the likelihood that extended payment terms lead to an implied price concession.
Sales and usage-based royalties - Certain product license arrangements include sales or usage-based royalties, covering both the software license and product support. Typically the arrangements consist of a minimum commitment as well as usage based “overage” fees. The Company includes the minimum commitments in determining the transaction price, however, excludes an estimate of sales or usage based “overages”.
The Company has elected to exclude taxes assessed by government authorities in determining the transaction price, and therefore revenue is recognized net of taxes collected from customers.
Allocating the Transaction Price
The Company allocates the transaction price to each performance obligation based on the standard selling price ("SSP"), which is the price the Company regularly sells the product or service on a standalone basis. For certain products or services, a readily identifiable SSP is not available. In such cases, the Company estimates the SSP using the following methodologies:
Product licenses - Product licenses are not sold on a standalone basis. The Company establishes the SSP of product licenses using a residual approach after first establishing the SSP of the associated maintenance and support. Maintenance and support is sold on a standalone basis as annual renewals, and because an economic relationship exists between product licenses and maintenance and support, the Company has concluded that the residual method to estimate the SSP of product licenses sold on both a perpetual and term basis is an appropriate allocation of the transaction price.
Maintenance and Support (time-based licenses) - The Company establishes the SSP of maintenance and support included in time-based licenses based on similar percentages charged for maintenance and support of perpetual licenses because time-based licenses, when renewed, are renewed for the right to use the license as well as the ongoing maintenance and support. The Company believes this method is an appropriate allocation of maintenance and support in time-based license arrangements.
The Company infrequently provides options to purchase future products or services at a discount. The Company analyzes the option price against the SSP of the previously established goods or services to determine if the options represent material rights that should be accounted for as separate performance obligations. In general, options sold at or above the SSP are not considered separate performance obligations because the customer could have received that right without entering into the contract. If a material right exists, revenue associated with the option is recognized when the future goods or services are transferred, or when the option expires.

Disaggregation of Revenue
The following table depicts disaggregated revenue for the three months ended March 31, 2018, by type, customer type, sales channel, timing of revenue recognition, and geography (in thousands):

	Three Months Ended March 31, 2018
	Products	Services	Total
Customer type
Consumer	$6	$20,943	$20,949
Business	9,446	33,631	43,077
Total	$9,452	$54,574	$64,026

Sales channel
Direct	$1,043	$37,881	$38,924
Indirect	8,409	16,693	25,102
Total	$9,452	$54,574	$64,026

Timing of revenue recognition
Transferred at a point in time	$9,452	$—	$9,452
Transferred over time	—	54,574	54,574
Total	$9,452	$54,574	$64,026

Geography
United States	$4,650	$48,997	$53,647
Other	4,802	5,577	10,379
Total	$9,452	$54,574	$64,026
Contract Assets and Liabilities
Contract assets are rights to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditional on something other than the passage of time, which are transferred to accounts receivable once the rights become unconditional. The Company did not have contract assets as of March 31, 2018.
Contract liabilities (deferred revenue) primarily consist of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for its services in advance on a monthly and annual basis. The Company initially records fees associated with performance obligations delivered over time as deferred revenue and then recognizes revenue as performance obligations are satisfied. The Company classifies deferred revenue as current or noncurrent based on the timing of when revenue is expected to be recognized. Changes in contract liabilities for the three months ended March 31, 2018 are as follows (in thousands):

	Deferred Revenue (Short-term)	Deferred Revenue (Long-term)
Balance as of January 1, 2018	$96,243	$24,273
Increase (decrease), net	20,616	3,194
Balance as of March 31, 2018	$116,859	$27,467
For the three months ended March 31, 2018, revenue recognized related to deferred revenue at January 1, 2018 was approximately $37.4 million. Additionally, the Company recognized $1.3 million of revenue from deferred revenue related to the acquisition of Mozy, Inc. ("Mozy") on March 19, 2018. On March 31, 2018, the Company had $158.5 million of remaining performance obligations. This amount does not include any variable consideration for sales or usage-based royalties. The Company expects to recognize 72.0% percent of its remaining performance obligations as revenue in the year ended December 31, 2018, an additional 21.0% percent for the year ended December 31, 2019 and the balance thereafter.

Accounts Receivable, Net
Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $3.6 million and $4.1 million are included in this balance at January 1, 2018 and March 31, 2018, respectively. The payment of consideration related to these unbilled receivables is subjected only to the passage of time.
 Contract Costs
The Company also considered Topic 606 subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers (“subtopic 340-40”). Prior to adoption of Topic 606, the Company expensed costs to obtain and fulfill contracts with customers as incurred. Under subtopic 340-40, the Company capitalizes incremental costs incurred in obtaining contracts with customers if the amortization period is greater than one year. For costs that the Company would have capitalized and amortized over one year or less, the Company has elected to apply the practical expedient and expense these contract costs as incurred. These costs consist primarily of commissions paid when contracts are signed. For the three months ended March 31, 2018, the Company capitalized $2.1 million in costs to obtain contracts with customers which are amortized on a straight-line basis over the period of benefit. The Company has defined the period of benefit to be the average customer life of six years. For the three months ended March 31, 2018, the Company had amortization expense of $0.4 million related to deferred costs. Amortization expense is included in sales and marketing expense in the condensed consolidated statements of operations. As of March 31, 2018, the Company has $1.9 million and $8.0 million in current and non-current deferred costs of obtaining contracts with customers, respectively.
Financial Statement Impact of Adopting Topic 606
The Company adopted Topic 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. The following table summarizes the effects of adopting Topic 606 on the Company's condensed consolidated balance sheet as of March 31, 2018 (in thousands):

	March 31, 2018
	As reported under Topic 606	Adjustments	Balances under Prior GAAP
Trade accounts receivable, net	$31,159	$(2,744)	$28,415
Prepaid expenses and other current assets	8,680	(1,875)	6,805
Other assets	10,844	(7,925)	2,919
Accrued expenses	25,165	(6)	25,159
Current portion of deferred revenue	116,859	2,843	119,702
Deferred revenue, net of current portion	27,467	785	28,252
Other long-term liabilities	6,230	(372)	5,858
Accumulated other comprehensive income	(58)	(107)	(165)
Accumulated deficit	(143,520)	(15,689)	(159,209)
The following table summarizes the effects of adopting Topic 606 on the Company's condensed consolidated income statement for the three months ended March 31, 2018 (in thousands, except per share amounts):

	Three Months Ended March 31, 2018
	As reported under Topic 606	Adjustments	Balances under Prior GAAP
Revenue	$64,026	$(721)	$63,305
General and administrative	14,460	(595)	13,865
Sales and marketing	19,860	1,689	21,549
Benefit for income taxes	(17,215)	(6)	(17,221)
Net income (loss)	11,944	(1,809)	10,135
Net income per share - basic	0.42	—	0.42
Net income per share - diluted	0.40	—	0.40
The adjustment to the general and administrative caption above relates to a sale of assets recorded in the three months ended March 31, 2018. The deferred revenue divested as part of the sale was $0.6 million higher under prior GAAP. This resulted in an adjustment between Topic 606 and prior GAAP related to the $0.6 million change in deferred revenue and gain (loss) on the sale of the assets.
The adoption of ASC 606 did not affect the Company's reported total amounts of cash flows from operating, investing and financing activities in its condensed consolidated statement of cash flows.
Revision of Prior Period Amounts
The Company has revised certain prior period amounts in its condensed consolidated statements of operations. In connection with the Company’s adoption of Topic 606, the Company determined that product revenue has historically exceeded 10% of total revenue and therefore should have been previously stated separately from services revenue. The Company has revised to correctly present the services and products components of revenue and cost of revenue in the condensed consolidated statements of operations for the three months ended March 31, 2017. The revision also includes presenting as a separate caption within costs of revenue, the amortization of intangible assets, which was previously included in the total cost of revenue. These revisions did not affect reported total revenue, total cost of revenue, loss from operations, net income or net income per share, the Company's cash flows; or any balance sheet line item.
The effect of the revisions to the condensed consolidated statements of operations for the three months ended March 31, 2017, is as follows (in thousands):

	Three months ended March 31, 2017
	As Previously Reported	Adjustments	As Revised
Revenue:
Services	$—	$50,115	$50,115
Product	—	6,984	6,984
Total revenue	57,099	—	57,099
Cost of revenue:
Services	—	15,283	15,283
Product	—	446	446
Amortization of intangible assets	—	1,626	1,626
Total cost of revenue	17,355	—	17,355
Refer to Item 5 of this quarterly report for the impact on periods reported in the Company's 2017 Annual Report on Form 10-K filed with the SEC on March 12, 2018.
4. Net Income Per Share
Basic net income per share is calculated by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the sum of the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income	$11,944	$7,595
Denominator:
Weighted average common shares outstanding, basic	28,342	27,822
Effect of potential dilutive common shares	1,702	683
Weighted average shares outstanding, diluted	30,044	28,505
Basic net income per share	$0.42	$0.27
Diluted net income per share	$0.40	$0.27

The Company has the ability and intent to settle the principal of the convertible senior notes (the "Convertible Notes"), issued in April 2017, in cash. As such, the Company has included the dilutive effect of the conversion premium of its Convertible Notes in the calculation of diluted net income per share as of March 31, 2018, as the Company's common stock price exceeded the $25.84 conversion price during the three months ended March 31, 2018.
The following options to purchase common shares and restricted stock units/awards have been excluded from the computation of diluted net income per share because they had an anti-dilutive impact, or because they related to share-based awards that were contingently issuable, for which the applicable vesting conditions had not been satisfied (in thousands):

	Three Months Ended March 31,
	2018	2017
Options to purchase common shares	—	37
Restricted stock units/awards	188	1,754
Total	188	1,791
5. Fair Value of Financial Instruments
Derivative Instruments
Non-designated Foreign Currency Contracts
The Company uses foreign currency forward contracts as part of its strategy to manage exposure related to Euro denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. Accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in the consolidated balance sheets, with changes in the fair value recorded in earnings as other income (expense), net in the consolidated statements of operations. Cash flows from the settlement of these non-designated foreign currency contracts are reported in cash flows from investing activities. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At March 31, 2018 and December 31, 2017, the Company had outstanding contracts with a total notional value of $45.7 million and $47.8 million, respectively.
The following table provides a quantitative summary of the fair value of derivative instruments not designated as hedging instruments as of March 31, 2018 and December 31, 2017 (in thousands):

		Fair Value
Description	Balance Sheet Classification	March 31, 2018	December 31, 2017
Derivative liabilities
Non-designated hedging instruments
Foreign currency contracts	Accrued expenses	$106	$439
Total derivative liabilities		$106	$439
The following table summarizes the losses related to derivative instruments not designated as hedging instruments for the three months ended March 31, 2018 and 2017 (in thousands):

		Three Months Ended March 31,
	Location in Statement of Operations	2018	2017
Foreign currency contracts	Other income (expense), net	$(1,071)	$(411)
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
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$47,795	$—	$—	$47,795	$96,295	$—	$—	$96,295
Total	$47,795	$—	$—	$47,795	$96,295	$—	$—	$96,295
Liabilities:
Foreign currency exchange contracts	—	106	—	106	—	439	—	439
Total	$—	$106	$—	$106	$—	$439	$—	$439
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
The Company estimates the fair value of its Convertible Notes using quoted market prices in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. The principal amount, carrying value (the carrying value excludes the equity component of the Convertible Notes classified in equity) and related estimated fair value of the Company's Convertible Notes reported in the condensed consolidated balance sheet as of March 31, 2018 are as follows (in thousands):

	March 31, 2018
	Principal	Carrying Value	Fair Value
Convertible notes	$143,750	$113,398	$185,258
The carrying amount of the Company's borrowings under its credit agreement with Silicon Valley Bank, Citizens Bank, N.A., HSBC Bank USA, N.A., Barclays Bank PLC and Wells Fargo Bank, National Association (“Revolving Credit Facility”) is a reasonable estimate of its fair value as the borrowings are subject to variable rates that reflect currently available terms and conditions for similar debt. The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturities.
Non-Recurring Fair Value Measures
Certain non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. Such fair value measures are considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. During the three months ended March 31, 2018, the Company recorded an impairment charge of $0.7 million related to a capitalized software project that was discontinued. The Company recorded the impairment charge in the cost of revenue, research and development, sales and marketing, and general and administrative captions in the condensed consolidated statements of operations.

6. Acquisitions
Acquisition-Related Expenses
In the three months ended March 31, 2018 and 2017, acquisition-related expenses were $3.3 million and $3.0 million, respectively. Acquisition-related expenses have been included primarily in general and administrative expenses in the condensed consolidated statements of operations. The Company's current year acquisition costs relate to the acquisition of Mozy and the prior year acquisition costs relate to the acquisitions of Datacastle Corporation ("Datacastle") and DoubleTake Software, Inc. ("DoubleTake").
2018 Acquisition
On February 12, 2018, the Company entered into a definitive Master Acquisition Agreement ("Agreement") with EMC Corporation (“EMC”), Mozy and Dell Technologies, Inc. Pursuant to the Agreement, on March 19, 2018, the Company completed the acquisition of all of the issued and outstanding capital stock of Mozy, a cloud backup service for consumers and businesses, and certain related business assets owned by EMC or its affiliates, for a purchase price of $144.6 million in cash, net of cash acquired. The purchase price is subject to a potential future adjustment for working capital. The purchase price was funded with cash on hand and funds available under the Company’s Revolving Credit Facility (refer to Note 14). In connection with the acquisition of Mozy, the Company negotiated a transition services agreement to cover certain consulting, technology and engineering services for up to eighteen months post close. The acquisition of Mozy has been accounted for as a business combination and the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.
The purchase price allocation is considered preliminary, and additional adjustments may be recorded during the measurement period in accordance with FASB’s guidance regarding business combinations. The purchase price allocation will be finalized as the Company receives additional information relevant to the acquisition, including the final valuation and reconciliation of the assets purchased, including tangible and intangible assets, liabilities assumed, and the related impact to the deferred tax assets and liabilities. The Company expects a release of the U.S. valuation allowance corresponding to any potential measurement period adjustments that impact the net U.S. deferred tax liability. The following tables summarize the preliminary purchase price allocation (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$144,603
Fair value of total acquisition consideration	$144,603

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$1,996
Prepaid and other current assets	811
Property and equipment	7,169
Other long-term assets	241
Intangible assets	96,500
Goodwill	75,933
Total assets acquired	182,650
Accounts payable	(249)
Accrued liabilities	(623)
Deferred revenues	(19,610)
Deferred tax liability	(17,565)
Net assets acquired	$144,603
The Company engaged a third-party valuation firm to assist in the valuation of intangible assets consisting of customer relationships, developed technology and the Mozy trade name as well as in the valuation of deferred revenue and property and equipment. The fair values of the remaining Mozy assets and liabilities noted above approximate their carrying values at March 19, 2018.

In connection with the acquisition of Mozy, goodwill of $75.9 million was recognized for the excess purchase price over the fair value of the net assets acquired. The Company believes the goodwill related to the acquisition will enable the Company to leverage its technology in the broader market, as well as offering cross-selling market exposure opportunities. Goodwill from the acquisition of Mozy is included within the Company’s one reporting unit and will be included in the annual review for impairment. Goodwill is not deductible for tax purposes as this acquisition was a stock purchase.
The significant intangible assets identified in the purchase price allocation discussed above include customer relationships, developed technology, and trade names which are amortized over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. Customer relationships represent the underlying relationships with certain customers to provide ongoing services for products sold. To value the customer relationship asset, the Company utilized the income approach, specifically a discounted cash-flow method known as the excess earnings method. Developed technology consists of products that have reached technological feasibility and trade names represent acquired company and product names. The developed technology intangible was valued using a relief from royalty method, which considers both the market approach and the income approach. The trade name intangible was valued using the replacement cost/lost profits methodology. The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired and risk-adjusted discount rates used in the valuation:

	Amount	Weighted Average Useful Life	Risk-Adjusted Discount Rates used in Valuation
	(in thousands)	(in years)
Developed technology	$8,700	2	12.5%
Customer relationships	87,300	7	16.5 - 17.5%
Trade names	500	2	12.5%
Total identifiable intangible assets	$96,500
Pro forma financial information for the acquisition of Mozy is not presented as the data necessary to present the pro forma revenue, net income and earnings per share is not yet available. The pro forma information related to the acquisition of Mozy will be presented in the Company's subsequent Form 10-Q, when the information becomes available. For the three months ended March 31, 2018, the operating results of Mozy, which are included in the Company's condensed consolidated statements of operations since the date of acquisition, are comprised of $1.9 million of revenue and $1.1 million of expenses, excluding amortization expense.
2017 Acquisitions
Datacastle
On August 14, 2017, the Company entered into an asset purchase agreement with Datacastle and completed the acquisition of all the assets associated with Datacastle's cloud data backup, caching and analytics software and services for data protection purposes, including Datacastle Red, Datacastle Analytics and Datacastle QuickCache products, for a purchase price of $9.6 million in cash at closing. The acquisition of Datacastle has been accounted for as a business combination and, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. Pro forma information has not been presented, as the operating results of Datacastle are not material. The following tables summarize the final purchase price allocation (in thousands):

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
DoubleTake
On January 31, 2017, the Company completed the acquisition of all the outstanding capital stock of DoubleTake for a purchase price of $65.9 million, which was comprised of $59.7 million in cash paid at closing, net of cash acquired, 332,326 shares of our common stock with a fair value of $5.7 million and a working capital payment of $0.5 million. The working capital payment was paid in June 2017. DoubleTake develops, sells, and supports affordable software that allows IT organizations of all sizes to move, manage, protect, and recover workloads across any distance and any combination of physical and virtual server environments. DoubleTake’s products and services are marketed and sold worldwide through their direct sales force and a network of business partners and distributors. In connection with the acquisition of DoubleTake, the Company negotiated a transition services agreement to cover certain consulting, technology and accounting services for up to nine months post close, which ended in 2017. The acquisition of DoubleTake has been accounted for as a business combination and the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following tables summarize the final purchase price allocation (in thousands):

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
The Company engaged a third-party valuation firm to assist in the valuation of intangible assets consisting of developed technology, customer relationships, and the DoubleTake trade name as well as in the valuation of deferred revenue. The fair values of the remaining DoubleTake assets and liabilities noted above approximate their carrying values at January 31, 2017.
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
The Company determined that disclosing the amount of DoubleTake related revenue and expenses included in the condensed consolidated statements of operations is impracticable as certain operations were integrated into the operations of the Company. Furthermore, the Company operates as one reportable segment and does not consider DoubleTake a separate reporting segment.
Pro Forma Financial Information (unaudited)
The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and DoubleTake for the three months ended March 31, 2017 as if the acquisition of DoubleTake had been completed on January 1, 2017. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustment for deferred revenue, elimination of interest expense with a promissory note due to the parent company, and adjustments relating to the tax effect of combining the Carbonite and DoubleTake businesses.
The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and DoubleTake. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition occurred as of January 1, 2017, nor are they intended to represent or be indicative of future results of operations (in thousands, except per share data):

Three Months Ended March 31,
2017
Pro forma revenue	$60,380
Pro forma net income	$7,560
Pro forma net income per common share:
Basic	$0.27
Diluted	$0.27
7. Goodwill and Acquired Intangible Assets
As of March 31, 2018 and December 31, 2017, the carrying amount of goodwill was $157.2 million and $81.0 million, respectively. The following is a rollforward of our goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2017	$80,958
Goodwill acquired	75,933
Goodwill divested	(29)
Effect of foreign exchange rates	353
Balance as of March 31, 2018	$157,215
Acquired intangible assets consist of the following (in thousands):

		March 31, 2018			December 31, 2017
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology-related	4.7	$55,004	$13,616	$41,388	$46,833	$12,504	$34,329
Customer relationships	7.0	97,253	3,024	94,229	11,295	3,361	7,934
Trade names	6.7	3,792	814	2,978	3,677	946	2,731
Non-compete agreements	0.0	—	—	—	230	230	—
Total	6.1	$156,049	$17,454	$138,595	$62,035	$17,041	$44,994
The Company recorded amortization expense of $3.4 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively. Amortization relating to developed technology is recorded within cost of revenue, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of trade names and non-compete agreements is recorded within general and administrative expenses. Future estimated amortization expense of acquired intangibles as of March 31, 2018 is as follows (in thousands):

Remainder of 2018	$24,161
2019	25,645
2020	22,253
2021	21,033
2022	15,126
Thereafter	30,377
$138,595
On October 3, 2017, the Company entered into a license and distribution agreement for technology to be utilized in future product offerings. As consideration for granting the license, the Company agreed to pay $7.0 million in three separate milestone payments. The Company paid $1.25 million upon transfer of all licensed materials in October 2017 and $1.25 million progress payment in January 2018. The final payment of $4.5 million is contingent upon the completion and acceptance of certain deliverables. Under ASC 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed, these costs are capitalized as incurred and amortized over their estimated useful life on a straight-line basis. During the three months ended March 31, 2018, the Company capitalized an additional $1.25 million of costs associated with purchased software.
8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued compensation	$7,548	$9,892
Accrued consulting and professional fees	6,110	2,162
Accrued tax liabilities	2,437	2,280
Accrued sales and marketing	1,938	1,124
Accrued interest	1,907	898
Accrued facilities	908	1,002
Accrued restructuring	907	688
Derivative liability	106	439
Accrued other expenses	3,304	3,190
Total accrued expenses	$25,165	$21,675
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

The Company did not make any repurchases under the program during the three months ended March 31, 2018. The Company made the following repurchases during the three months ended March 31, 2017:

Three Months Ended March 31,
2017
(total cost, in thousands)
Number of shares repurchased	767,400
Average repurchase price per share	$19.50
Total cost	$14,964
At March 31, 2018, approximately $5.2 million remained available under the Company's share repurchase program.
10. Stock-based Awards
Employee Stock Purchase Plan
On May 18, 2017, the Company's stockholders approved the 2017 Employee Stock Purchase Plan (“2017 ESPP”). Under the 2017 ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at the lesser of 85% of the beginning or ending withholding period fair market value as defined in the 2017 ESPP. There are two six-month withholding periods in each fiscal year. As of March 31, 2018, rights to acquire 540,819 shares of common stock were available for issuance under the 2017 ESPP.
Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$325	$231
Research and development	687	309
General and administrative	2,124	1,957
Sales and marketing	601	280
Total stock-based compensation expense	$3,737	$2,777
11. Income Taxes
The Company's effective income tax rates were 326.6% and 211.8% for the three months ended March 31, 2018 and 2017, respectively. The Company's effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2018 and 2017, the effective income tax rate varied from the statutory income tax rate principally due to the release of valuation allowance as a result of the acquisitions of Mozy and DoubleTake, respectively, which is recorded discretely, and pre-tax book losses in the U.S. and Switzerland that cannot be benefited. The tax benefit recognized during the three months ended March 31, 2018 and 2017, consists of a tax benefit for a U.S. valuation allowance release that is partially offset by foreign tax expense.
The Company's effective income tax rate in the three months ended March 31, 2018 differed from the three months ended March 31, 2017 primarily due to the partial releases of U.S. valuation allowance due to a net deferred tax liability recorded in the acquisitions of Mozy and DoubleTake, respectively. The net deferred tax liabilities recorded for Mozy and DoubleTake primarily relate to non-tax deductible intangible assets recognized in the financial statements which generate a deferred tax liability. The net deferred tax liability established is estimated to be a source of income to utilize previously unrecognized deferred tax assets in the U.S. Therefore, the Company has recorded a discrete tax benefit of $17.6 million and $14.8 million in the three months ended March 31, 2018 and 2017, respectively, for the release of valuation allowance related to the deferred tax liability recorded in purchase accounting. The U.S. maintains a valuation allowance on the overall U.S. net deferred tax asset as it is deemed more likely than not the U.S. net deferred tax asset will not be realized.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act (“Tax Act”), which significantly changes the pre-existing U.S. tax laws. The Tax Act includes a reduction in the U.S. corporate tax rate from 34% to 21%, a transition from a worldwide tax system to a modified territorial tax system, new taxes on certain foreign-sourced earnings, limitations on the deductibility of interest expense and executive compensation, as well as other changes.
In response to the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows registrants to record provisional amounts during a measurement period, not to extend beyond one year. Pursuant to SAB 118, the Company will complete the accounting for the tax effects of all of the provisions of the Tax Act within the required measurement period not to extend beyond one year from the enactment date. As of March 31, 2018, the Company has concluded on the impact of the federal rate change, refundable Federal Alternative Minimum Tax ("AMT") credit, and the one-time tax on unrepatriated foreign earnings. There have been no changes in estimates or additional guidance issued during the three months ended March 31, 2018 which would change the Company's assessment of the tax impacts recorded as of the year ended December 31, 2017. The Company is still analyzing both the Federal and state impacts of the Tax Act on certain foreign-sourced sales and earnings, limitations on the deductibility of interest expense and executive compensation, limitations on the deductibility of meals and entertainment, as well as other items changed in the Tax Act.
12. Commitments and Contingencies
Operating Leases
The Company leases facilities under leases that expire at varying dates through 2025. Certain of these leases contain renewal options and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters); Salt Lake City, Utah; and Indianapolis, Indiana as well as various other locations in North America and Europe. The Company has lease agreements to rent data center space in Ashburn, Virginia; Chandler, Arizona; and Phoenix, Arizona as well as various other locations in North America and Europe. Additionally, the Company has data center colocation agreements in place to rent colocation space. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases. Rent expense was $2.3 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, $4.9 million and $4.7 million, respectively, was included in accrued expenses and other long-term liabilities related to the deferred rent.
Future non-cancellable minimum lease payments under all operating leases as of March 31, 2018, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases (1)	Total
Remainder of 2018	$3,351	$3,018	$6,369
2019	3,761	2,443	6,204
2020	3,638	2,057	5,695
2021	3,687	2,056	5,743
2022	3,471	768	4,239
Thereafter	6,871	64	6,935
Total	$24,779	$10,406	$35,185
(1) Certain amounts in the table above relating to colocation leases for the Company's servers include usage based charges in addition to base rent.

Other Non-cancellable Commitments
As of March 31, 2018, the Company had non-cancellable commitments to vendors primarily consisting of hosted software, consulting, advertising, marketing and broadband services contracts, as follows (in thousands):

Years Ended December 31,
Remainder of 2018	$4,146
2019	1,345
2020	499
2021	—
2022	—
Total	$5,990
Litigation
On February 27, 2017, a non-practicing entity named Realtime Data LLC (“Realtime Data”) filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that the Company’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data has filed several patent suits against several other companies and the asserted patents are currently in various rounds of litigation and inter partes reviews by other parties. In response to Realtime Data’s lawsuit against the Company, the Company moved to dismiss the case for improper venue or alternatively to transfer the case to the U.S. District Court for the District of Massachusetts. On November 22, 2017, the case was transferred to Massachusetts. No trial date has been set. The complaint sought damages in an unspecified amount and injunctive relief. The Company intends to defend itself vigorously. The Company has not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and the Company remains unable to reasonably estimate a possible loss or range of loss associated with this litigation.
The Company is from time to time subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss if reasonably possible to estimate, in situations where the Company assesses the likelihood of loss as probable. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company’s condensed consolidated financial statements.
13. Restructuring

In October 2017, the Company initiated a restructuring program ("2017 Plan") to streamline operations and reduce operating costs. The Company estimates that it will incur restructuring charges totaling approximately $2.0 million related to employee severance under the 2017 Plan. Activities under the 2017 Plan are expected to be substantially completed by the beginning of the second half of 2018. The following table summarizes the restructuring program activity for the three months ended March 31, 2018 (in thousands):

Employee Severance and Related Costs
Accrued restructuring as of December 31, 2017	$688
Charges	862
Cash payments	(665)
Non-cash and other adjustments	22
Accrued restructuring as of March 31, 2018	$907

The Company did not record any restructuring charges for the three months ended March 31, 2017, nor did the Company did not have any amounts accrued related to restructuring charges as of March 31, 2017.

14. Borrowings and Credit Arrangements
Revolving Credit Facility
On March 19, 2018, the Company entered into a Revolving Credit Facility with Silicon Valley Bank, Citizens Bank, N.A., HSBC Bank USA, N.A., Barclays Bank PLC and Wells Fargo Bank, National Association, which provides revolving credit financing of up to $130.0 million, including a $10.0 million sub-limit for letters of credit and a $10.0 million sub-limit for swingline loans. The commitments under the Revolving Credit Facility may be increased by up to an additional $100.0 million plus an additional unlimited amount so long as the Company does not exceed a specified pro forma secured net leverage ratio, in either case provided the existing or additional lenders are willing to make such increased commitments and subject to other terms and conditions.
The Revolving Credit Facility matures on the earlier of March 20, 2023 or, 91 days prior to the maturity of the Company’s outstanding Convertible Notes, to the extent the same have not been repurchased, redeemed or otherwise refinanced as permitted under the Revolving Credit Facility. Borrowings bear interest at a variable rate equal to LIBOR plus an applicable margin as defined in the credit agreement. The Revolving Credit Facility is secured by substantially all of the Company’s assets and contains customary affirmative and negative covenants, including, among others, certain limitations on the incurrence of indebtedness, guarantees and liens, the making of investments, acquisitions and dispositions, the payment of dividends and the repurchase of capital stock and the repayment, redemption or amendment of subordinated debt.
As of March 31, 2018, the Company had outstanding borrowings of $90.0 million under the Revolving Credit Facility, which was used in combination with cash on hand, to fund the acquisition of Mozy.
Convertible Notes
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
The Company received $138.7 million in proceeds from the issuance of the Convertible Notes, net of debt issuance costs and the discounts to the initial purchasers. The Company used $39.2 million of the proceeds to repay all amounts outstanding under its previous revolving credit facility and $15.0 million of the proceeds to repurchase shares of its common stock from purchasers of Convertible Notes in privately negotiated transactions effected through one or more of the initial purchasers or their affiliates conducted concurrently with the pricing of the Convertible Notes. The remaining proceeds will be used for general corporate purposes, including potential acquisitions.
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

March 31, 2018
Liability component:
Principal	$143,750
Less: debt issuance costs	(684)
Less: debt discount	(29,668)
Net carrying amount	$113,398
Equity component	$31,451
For the three months ending March 31, 2018, the Company incurred total interest expense associated with the Convertible Notes as follows (in thousands):

Three months ended March 31,
2018
Interest expense related to contractual interest coupon	$898
Interest expense related to accretion of the discount	1,543
Interest expense related to debt issuance costs	36
Total	$2,477
As of March 31, 2018, the net carrying value of the Convertible Notes was $113.4 million, which is net of unamortized debt issuance costs of $0.7 million. The effective interest rate on the Convertible Notes, including amortization of debt issuance costs and accretion of the discount, is 8.7%. As of the last trading day in the quarter ended March 31, 2018, the closing market price of the Company's common stock did not exceed 130% of the conversion price.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed on March 12, 2018 with the SEC.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our ability to integrate recent acquisitions into our operations and achieve the expected benefits of the acquisition, our ability to profitably attract new customers and retain existing customers, our dependence on the market for cloud backup services, our ability to manage growth, changes in economic or regulatory conditions or other trends affecting the Internet and the information technology industry, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 12, 2018. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We are a leading provider of backup, disaster recovery, high availability and workload migration solutions (the "Carbonite Data Protection Platform"). The Carbonite Data Protection Platform supports businesses in locations around the world with our secure global cloud infrastructure.
We derive the majority of our revenue from subscription fees with consistently strong retention rates. The remainder of our revenue is derived from software arrangements, which often contain multiple revenue elements, such as software licenses, hardware, professional services and post-contract customer support. We sell our solutions globally, and our customers primarily come from the following sources: directly from our website, our inside sales team, acquisitions, or from our network of channel partners, including distributors, value-added resellers, managed service providers, and global systems integrators.
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
In 2017, we completed the acquisition of all the outstanding capital stock of DoubleTake for a purchase price of $65.9 million, and the acquisition of the assets of Datacastle for a purchase price of $9.6 million. On March 19, 2018, we acquired all of the issued and outstanding capital stock of Mozy for a purchase price of $144.6 million in cash, net of cash acquired, which is subject to a potential future adjustment for working capital. We believe these acquisitions strengthen our overall leadership position in the data protection market and strengthen our technology portfolio.
Our operating costs continue to grow as we invest in strategic acquisitions, new customer acquisition, cross-sell efforts, and research and development. We expect to continue to devote substantial resources to integration, global expansion, customer acquisition, and product innovation. In October 2017, we initiated a restructuring program ("2017 Plan") to streamline operations and reduce operating costs. Since October 2017, we recorded restructuring charges of $1.9 million for employee severance related to the reduction of our workforce. We estimate that we will incur restructuring charges totaling approximately

$2.0 million related to employee severance under the 2017 Plan. Activities under the 2017 Plan are expected to be substantially completed by the beginning of the second half of 2018.
For the majority of our business, we defer revenue over our customers’ subscription periods but expense marketing costs as incurred. Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606") which impacts the recognition of costs incurred in obtaining contracts with customers. Under Topic 606, we amortize these costs, which primarily relate to commissions, over the period of benefit. We expect to continue to incur GAAP operating losses on an annual basis for the foreseeable future.
Our Business Model
As the majority of our business is driven by subscription services, we evaluate the profitability of a customer relationship over the life of the customer relationship. We generally incur customer acquisition costs and capital equipment costs in advance of subscriptions while recognizing revenue ratably over the term of the subscriptions. As a result, a customer relationship may not be profitable or result in positive cash flow at the beginning of the subscription period, even though it may be profitable or result in positive cash flow over the life of the customer relationship. While we offer monthly, annual and multi-year subscription plans, a majority of our customers are currently on annual subscription plans. The annual or multi-year commitments of our customers enhance management’s visibility into revenue, and charging customers at the beginning of the subscription period provides working capital.
Additional information about our business and operations is contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018.
Key Business Metrics
Our management regularly reviews a number of financial and operating metrics, including the following key metrics, to evaluate our business. Bookings and adjusted free cash flow are financial data that are not calculated in accordance with GAAP. The presentation on non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Refer to “Other Financial Data” for a reconciliation to the most comparable financial measures presented in accordance with GAAP.

•
Bookings. We calculate bookings as revenue recognized during a particular period plus the change in total deferred revenue, excluding deferred revenue recorded in connection with acquisitions, divestitures and the adoption impact of Topic 606, net of foreign exchange and the change in unbilled revenue during the same period. Our management uses this measure as a proxy for cash receipts. Bookings represent the aggregate dollar value of customer subscriptions and software arrangements, which may include multiple revenue elements, such as software licenses, hardware, professional services and post-contractual support, received by us during a period. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the subscription period.

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

•
Adjusted free cash flow. We calculate adjusted free cash flow by subtracting the cash paid for the purchase of property and equipment and adding the payments related to acquisitions, restructuring, and litigation from net cash provided by operating activities. Our management uses adjusted free cash flow to assess our business performance and evaluate the amount of cash generated by our business.

Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue but may result in material monthly and quarterly variances in one or more of the key business metrics described above.

Performance Highlights
For the three months ended March 31, 2018 and 2017, we had the following results:

•
We generated revenue of $64.0 million and $57.1 million, respectively. Revenue increased by $6.9 million, or 12%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

•	Cash flow from operations was $3.3 million and $7.6 million, respectively.
The following table presents our performance highlights for certain non-GAAP and other key metrics for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except percentage data)
Key metrics (1):
Bookings	$67,588	$62,122
Annual retention rate	87%	86%
Renewal rate	83%	85%
Adjusted free cash flow	$2,442	$2,255
(1) See the Key Business Metrics section above for the definition of these key metrics, and refer to the Other Financial Data section below for the reconciliation of bookings and adjusted free cash flow to the most directly comparable financial measures presented in accordance with GAAP.

The following table presents our bookings by type of customer for the periods presented:

	Three Months Ended March 31,		Change
	2018	2017	%
	(in thousands, except percentage data)
Business	$45,576	$40,075	14%
Consumer	22,012	22,047	—%
Total bookings	$67,588	$62,122	9%
Our bookings increased by $5.5 million or approximately 9% for the three month period ended March 31, 2018 compared to the corresponding period in 2017. This increase was driven by increased sales of our business solutions, including $2.3 million in bookings from our recently acquired Mozy offerings. We expect the growth rate of total bookings to increase in the upcoming year as a result of the inclusion of sales from our Mozy offerings.
Key Components of our Consolidated Statements of Operations
Revenue
Services. Services revenues primarily consist of SaaS and HaaS offerings, maintenance and support ("M&S") services and professional services. Revenues related to the SaaS offerings are recorded over the performance period of the service and HaaS arrangements are accounted for under the guidance provided in ASC 840, Leases. M&S services generally consist of telephone, email, or live chat support, as well as updates and upgrades to the software licenses on an if and when available basis. Revenues from M&S are recorded ratably over the time of performance. Professional service revenue is recognized over time as services are delivered.
Product. Product revenues consist of different types of on-premise data protection and migration software, licensed on a time or perpetual basis, and as royalty arrangements. Revenues from product licenses are recorded when control of the product has been transferred to the customer. We consider royalty and time-based sales to be subscription type arrangements. We also offer hardware on a standalone basis or in conjunction with our software. Hardware sales are recorded as revenue when control is transferred to the customer.

Cost of revenue
Services. Cost of services revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, depreciation of equipment, rent, utilities and broadband, equipment maintenance, hosting fees, software license fees, and allocated overhead. The expenses related to hosting our services and supporting our customers are related to the number of customers and the complexity of our services and hosting infrastructure. Our cost of storage, on a per gigabyte (GB) basis has decreased over time due to decreases in storage prices and realizing greater efficiency in our data center operations. We have also experienced a downward trend in the cost of storage equipment and broadband service, which we expect will continue in the future. Over the long term, we expect these expenses to increase in absolute dollars, but decrease as a percentage of revenue due to improved efficiencies in supporting customers.
Products. Cost of product revenue consists primarily of hardware costs and royalty costs associated with licensing software from third-parties.
Amortization of intangible assets. Amortization of acquired technologies and licenses are included in cost of revenues. Intangibles are amortized over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.
Gross profit and gross margin
Historically, our gross margins have expanded due to the introduction of higher priced solutions, a downward trend in the cost of storage equipment and services, and efficiencies of our customer support personnel in supporting our customers. We expect these trends to continue over the long term.
Operating expenses
Research and development. Research and development expenses consist primarily of wages and benefits for development personnel, third-party outsourcing costs, hosting fees, consulting fees, rent, and depreciation. We focus our research and development efforts on enhancements and ease of use of our solutions. These efforts result in updated versions, while not changing the underlying technology. The majority of our research and development employees are located at our corporate headquarters in the U.S. and at our office in Canada. We expect that research and development expenses will increase in absolute dollars and as a percentage of revenue on an annual basis as we continue to enhance and expand our services.
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
Sales and marketing. Sales and marketing expenses consist primarily of wages and benefits for sales and marketing personnel, advertising costs, creative expenses for advertising programs, credit card fees, commissions paid to third-party partners and affiliates, and the cost of providing free trials. We expect that we will continue to commit significant resources to our sales and marketing efforts to grow our business and awareness of our brand and solutions. Over the short term, we expect sales and marketing expenses to decrease as a percentage of revenue due to the adoption of Topic 606, as we now capitalize certain costs to obtain contracts with customers and amortize the costs over the period of benefit.
Amortization of intangible assets. Amortization of acquired customer relationships, trade names, and non-compete agreements are included in operating expenses. Intangibles are amortized over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.
Restructuring charges. Restructuring charges consist of charges related to the Company's restructuring efforts associated with the reorganization and consolidation of certain operations as well as disposal of certain assets. See Note 13—Restructuring to our consolidated financial statements included in this Quarterly Report for additional information.

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

	Three Months Ended March 31,
	2018	2017
	(% of total revenue)
Consolidated statements of operations data:
Revenue:
Services	85.2%	87.8%
Product	14.8	12.2
Total revenue	100.0	100.0
Cost of revenue:
Services	23.9	26.8
Product	0.9	0.8
Amortization on intangible assets	3.8	2.8
Total cost of revenue	28.6	30.4
Gross profit	71.4	69.6
Operating expenses:
Research and development	19.6	18.1
General and administrative	22.6	22.3
Sales and marketing	31.0	40.4
Amortization on intangible assets	1.5	0.8
Restructuring charges	1.3	0.0
Total operating expenses	76.0	81.6
Loss from operations	(4.6)	(12.0)
Interest expense	(4.1)	(0.4)
Interest income	0.5	—
Other income (expense), net	—	0.5
Loss before income taxes	(8.2)	(11.9)
Benefit for income taxes	(26.9)	(25.2)
Net income	18.7%	13.3%
Comparison of the Three Months Ended March 31, 2018 and 2017
Revenue

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands, except percentage data)
Revenue:
Services	$54,574	$50,115	$4,459	8.9%
As a % of total revenue	85.2%	87.8%
Products	9,452	6,984	2,468	35.3%
As a % of total revenue	14.8%	12.2%
Total revenue	$64,026	$57,099	$6,927	12.1%
Services revenue increased by $4.5 million, or 9%, for the three month period ended March 31, 2018, as compared to the three month period ended March 31, 2017, primarily driven by increased sales of our business solutions, including $1.9 million in revenue from our recently acquired Mozy offerings.
Product revenue increased by $2.5 million, or 35%, for the three month period ended March 31, 2018, as compared to the three month period ended March 31, 2017, primarily driven by increased sales of our disaster recovery offerings.

Cost of revenue, gross profit, and gross margin

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands, except percentage data)
Cost of revenue	$18,312	$17,355	$957	5.5%
As a % of total revenue	28.6%	30.4%
Cost of revenue:
Services	$15,330	$15,283	$47	0.3%
Product	557	446	111	24.9%
Amortization of intangible assets	2,425	1,626	799	49.1%
Total cost of revenue	$18,312	$17,355	$957	5.5%
Gross profit	$45,714	$39,744
Gross margin	71.4%	69.6%
Our total gross margin increased to 71.4% from 69.6% for the three month period ended March 31, 2018, as compared to the three month period ended March 31, 2017, driven principally by a higher percentage of product revenue, offset by an increase in amortization of developed technology.
Cost of services revenue

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands, except percentage data)
Cost of services revenue	$15,330	$15,283	$47	0.3%
As a % of service revenue	28.1%	30.5%
As a % of total revenue	23.9%	26.8%
Components of cost of services revenue:
Personnel-related costs	$6,643	$6,902	$(259)	(3.8)%
Hosting, depreciation and facilities costs	5,348	5,408	(60)	(1.1)%
Software, consulting and other	3,339	2,973	366	12.3%
Total cost of services revenue:	$15,330	$15,283	$47	0.3%
Cost of services revenue remained relatively consistent for the three month period ended March 31, 2018, as compared to the three month period ended March 31, 2017.
Cost of product revenue

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands, except percentage data)
Cost of product revenue	$557	$446	$111	24.9%
As a % of product revenue	5.9%	6.4%
As a % of total revenue	0.9%	0.8%
Cost of product revenue remained relatively consistent for the three month period ended March 31, 2018, as compared to the three month period ended March 31, 2017.

Amortization of intangible assets

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands, except percentage data)
Amortization of intangible assets	$2,425	$1,626	$799	49.1%
As a % of total revenue	3.8%	2.8%
Amortization of intangible assets increased by $0.8 million driven by additional developed technology amortization associated with acquisitions made in those periods.
Operating expenses
Research and development

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands, except percentage data)
Research and development	$12,519	$10,327	$2,192	21.2%
As a % of total revenue	19.6%	18.1%
Components of research and development:
Personnel-related costs	$9,074	$7,963	$1,111	14.0%
Outside services and consulting costs	1,286	898	388	43.2%
Hosting and other	2,159	1,466	693	47.3%
Total research and development:	$12,519	$10,327	$2,192	21.2%
Research and development expenses increased by $2.2 million for the three month period ended March 31, 2018, as compared to the three month period ended March 31, 2017, primarily due to a $1.1 million increase in personnel-related costs associated with acquired research and development employees and an increase of $0.7 million in hosting and other, all of which is associated with enhancing the functionality and ease of use of our solutions.
General and administrative

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands, except percentage data)
General and administrative	$14,460	$12,769	$1,691	13.2%
As a % of total revenue	22.6%	22.3%
Components of general and administrative:
Personnel-related costs	$6,673	$6,399	$274	4.3%
Professional fees	5,100	4,805	295	6.1%
Consulting, taxes and other	2,687	1,565	1,122	71.7%
Total general and administrative:	$14,460	$12,769	$1,691	13.2%
General and administrative expenses increased by $1.7 million for the three month period ended March 31, 2018, as compared to the three month period ended March 31, 2017, primarily related to a $0.5 million loss recorded on the sale of business and a $0.4 million increase in transactional tax expense owed to foreign tax authorities included within consulting, taxes and other.

Sales and marketing

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands, except percentage data)
Sales and marketing	$19,860	$23,071	$(3,211)	(13.9)%
As a % of total revenue	31.0%	40.4%
Components of sales and marketing:
Personnel-related costs	$9,502	$10,969	$(1,467)	(13.4)%
Advertising costs	3,345	5,002	(1,657)	(33.1)%
Costs of credit card transactions and offering free trials	2,050	1,753	297	16.9%
Marketing programs, consulting and other	4,963	5,347	(384)	(7.2)%
Total sales and marketing:	$19,860	$23,071	$(3,211)	(13.9)%
Sales and marketing expenses decreased by $3.2 million for the three month period ended March 31, 2018, as compared to the three month period ended March 31, 2017. The decrease was primarily due to a $1.5 million decrease in personnel-related costs and a $1.7 million decrease in online display and traditional radio advertising costs. The decrease in personnel-related costs was driven by $0.7 million related to the adoption of Topic 606 as we now capitalize certain costs to obtain contracts with customers and amortize the costs over the period of benefit, and $0.7 million associated with a decrease in sales headcount resulting from our 2017 restructuring plan.
Amortization of intangible assets

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands, except percentage data)
Amortization of intangible assets	$939	$450	$489	108.7%
As a % of total revenue	1.5%	0.8%
Amortization of intangible assets increased by $0.5 million for the three month period ended March 31, 2018, as compared to the three month period ended March 31, 2017, primarily related to an increase in customer relationship amortization associated with the acquisition of Mozy in March 2018.
Restructuring

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands, except percentage data)
Restructuring	$862	$—	$862	100.0%
As a % of total revenue	1.3%	—%
Restructuring expenses for the three month period ended March 31, 2018 were $0.9 million related to the restructuring program we initiated in October 2017 whereby we reduced our workforce in an effort to streamline operations and reduce operating costs. We did not record any restructuring charges for the three month period ended March 31, 2017. Refer to Note 13 - Restructuring, to our condensed consolidated financial statements included in this Quarterly Report for additional information.
Loss from operations
Operating loss for the three month period ended March 31, 2018 compared to the three month period ended March 31, 2017 decreased primarily a result of an increase in revenue and decrease in sales and marketing expenses, all partially offset by increases in costs of revenue, research and development expenses, general and administrative expenses and restructuring expenses.

Non-operating income (expense)

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands, except percentage data)
Interest expense	$(2,601)	$(222)	$(2,379)	1,071.6%
As a % of total revenue	(4.1)%	(0.4)%
Interest income	$244	$20	$224	1,120.0%
As a % of total revenue	0.5%	—%
Other income (expense), net	$12	$280	$(268)	(95.7)%
As a % of total revenue	—%	0.5%
Interest expense increased for the three month period ended March 31, 2018, as compared to the three month period ended March 31, 2017, primarily due to the interest expense and amortization of the debt discount and debt issuance costs related to our Convertible Notes issued in April 2017.
Interest income increased for the three month period ended March 31, 2018, as compared to the three month period ended March 31, 2017, primarily due to an increased cash balance in specific money market accounts that are driving an increase in interest earned.
Other income (expense), net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. Other income (expense), net decreased for the three month period ended March 31, 2018, as compared to the three month period ended March 31, 2017, primarily due to exchange rate gains (losses) related to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions.
Benefit for income taxes
We recorded income tax benefit of $17.2 million and $14.4 million for the three month periods ended March 31, 2018 and March 31, 2017, respectively. Our effective income tax rates were 326.6% and 211.8% for the three month periods ended March 31, 2018 and March 31, 2017, respectively. Our effective income tax rate varied from the statutory income tax rate principally due to the release of valuation allowance as a result of the acquisition of Mozy, which is recorded discretely, and pre-tax book losses in the U.S. and Switzerland that cannot be benefited.
Our effective income tax rate in the three months ended March 31, 2018 differed from the three months ended March 31, 2017 primarily due to the partial releases of U.S. valuation allowance due to a net deferred tax liability recorded in the acquisitions of Mozy and DoubleTake, respectively. The net deferred tax liabilities recorded for Mozy and DoubleTake primarily relate to non-tax deductible intangible assets recognized in the condensed consolidated financial statements which generate a deferred tax liability. The net deferred tax liability established is estimated to be a source of income to utilize previously unrecognized deferred tax assets in the U.S. Therefore, the Company has recorded a discrete tax benefit of $17.6 million and $14.8 million in the three months ended March 31, 2018 and 2017, respectively, for the release of valuation allowance related to the deferred tax liability recorded in purchase accounting. The U.S. maintains a valuation allowance on the overall U.S. net deferred tax asset as it is deemed more likely than not the U.S. net deferred tax asset will not be realized.
Other Financial Data
In addition to our results discussed above determined under GAAP, we believe that bookings, annual retention rate, renewal rate, and adjusted free cash flow are useful to investors in evaluating our operating performance. See the Performance Highlights section above for the table presenting certain Non-GAAP and other operational metric performance highlights for the three months ended March 31, 2018 and 2017. Management considers these financial and operating metrics critical to understanding our business, reviewing our historical performance, measuring and identifying current and future trends, and for planning purposes. Securities analysts also frequently use bookings and adjusted free cash flow as supplemental measures to evaluate the overall performances of companies.
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
Our management uses bookings as a proxy for cash receipts. Bookings represent the aggregate dollar value of customer subscriptions and software arrangements, which may include multiple revenue elements, such as software licenses, hardware, professional services and post-contractual support, received by us during a period. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the subscription period. Management uses bookings and adjusted free cash flow as measures of our operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to determine capital requirements; to facilitate a comparison of our results with those of other companies; and in communications with our Board of Directors concerning our financial performance. We also use bookings and adjusted free cash flow as factors when determining management’s incentive compensation. Management believes that the use of bookings and adjusted free cash flow provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.
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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenue	$64,026	$57,099
Add change in deferred revenue and unbilled revenue, net of foreign exchange (excluding acquisitions, divestitures, impact of adopting Topic 606)	3,562	5,023
Bookings	$67,588	$62,122

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash provided by operating activities	$3,291	$7,561
Subtract capital expenditures	(3,288)	(6,568)
Free cash flow	3	993
Add acquisition-related payments	1,647	1,230
Add restructuring-related payments	665	—
Add litigation-related payments	127	32
Adjusted free cash flow	$2,442	$2,255
Liquidity and Capital Resources
As of March 31, 2018, we had cash and cash equivalents of $71.0 million, of which $55.2 million was held in the United States and $15.8 million was held by our international subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay non-U.S. withholding taxes upon repatriation in certain non-U.S. jurisdictions. We currently do not expect to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to indefinitely reinvest our foreign earnings to fund our foreign subsidiaries.
Sources of funds
We believe, based on our current operating plan, that our existing cash and cash equivalents and cash provided by operations, as well as access to a new revolving credit facility that we entered into in March 2018, will be sufficient to meet our anticipated cash needs for the foreseeable future.
On April 4, 2017, we issued, in a private offering, $143.8 million aggregate principal amount of Convertible Notes. The Convertible Notes accrue interest at 2.50% per year, payable semiannually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2022, unless earlier repurchased, redeemed or converted.
In connection with the acquisition of Mozy, Inc., on March 19, 2018, we entered into a Revolving Credit Facility, which provides revolving credit financing of up to $130.0 million, including a $10.0 million sub-limit for letters of credit. The commitments under the Revolving Credit Facility may be increased by up to an additional $100.0 million plus an additional unlimited amount so long as the Company does not exceed a specified pro forma secured net leverage ratio, in either case provided the existing or additional lenders are willing to make such increased commitments and subject to other terms and conditions. The Revolving Credit Facility matures on the earlier of March 20, 2023 or 91 days prior to the maturity of the Company’s outstanding Convertible Notes. As of March 31, 2018, we had outstanding borrowings of $90.0 million under the Revolving Credit Facility, which was used in combination with cash on hand to fund the acquisition of Mozy.
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

Cash flows
The following table summarizes our net cash inflows (outflows) for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$3,291	$7,561
Net cash used in investing activities	$(150,214)	$(66,046)
Net cash provided by financing activities	$89,160	$40,984
Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net (loss) income, growth in sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.
In the three months ended March 31, 2018, cash provided by operating activities was $3.3 million, which was driven by our net income of $11.9 million and an increase in deferred revenue of $4.1 million. These cash inflows were partially offset by a net adjustment for non-cash charges of $5.1 million, primarily comprised of a $17.6 million benefit for deferred income taxes, partially offset by $6.1 million of depreciation and amortization, $3.7 million of stock-based compensation expense, $1.6 million of non-cash interest expense related to the amortization of debt discount, $0.7 million related to a capitalized software impairment, and $0.4 million in amortization of deferred costs. Additionally, these inflows were offset by a $5.7 million change in working capital and a $1.9 million decrease in other assets and liabilities.
In the three months ended March 31, 2017, cash provided by operating activities was $7.6 million, which was driven by our net income of $7.6 million, an increase in deferred revenue of $5.1 million and a decrease in working capital of $3.5 million. These cash inflows were partially offset by a net adjustment for non-cash charges of $7.6 million, primarily comprised of a $14.9 million benefit for deferred income taxes and $0.4 million in other non-cash items, partially offset by $4.9 million of depreciation and amortization and $2.8 million of stock-based compensation expense, and a decrease in other assets and liabilities of $1.0 million.
Investing activities
In the three months ended March 31, 2018, cash used in investing activities was $150.2 million, which was primarily driven by our payment of $144.6 million in connection with the acquisition of Mozy, capital expenditures of $3.2 million, a purchase of derivatives of $1.4 million, purchase of intangibles of $1.3 million, partially offset by proceeds from the sale of businesses of $0.3 million.
In the three months ended March 31, 2017, cash used in investing activities was $66.0 million, which was primarily driven by our payment of $59.7 million in connection with the acquisition of DoubleTake, capital expenditures of $6.6 million, a purchase of derivatives of $0.4 million, partially offset by proceeds from the sale of businesses of $0.3 million and proceeds from maturities of derivatives of $0.4 million.
Financing activities
In the three months ended March 31, 2018, cash provided by financing activities was $89.2 million, which was primarily driven by $89.0 million proceeds from long-term borrowings, net of debt issuance costs and $0.7 million proceeds from the exercise of stock options, partially offset by $0.5 million payments of withholding taxes in connection with restricted stock activity.

In the three months ended March 31, 2017, cash provided by financing activities was $41.0 million, which was primarily driven by $39.1 million proceeds from long-term borrowings, net of debt issuance costs and $2.4 million proceeds from the exercise of stock options, partially offset by $0.5 million payments of withholding taxes in connection with restricted stock activity.
Off-balance sheet arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements.
Contractual obligations
The following table summarizes our contractual obligations at March 31, 2018 (in thousands):

	Payment Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible Notes principal	$143,750	$—	$—	$143,750	$—
Convertible Notes interest	16,173	3,594	7,188	5,391	—
Revolving Credit Facility principal	90,000	—	—	90,000	—
Revolving Credit Facility interest (2)	12,274	3,348	6,483	2,443	—
Office lease obligations	24,779	3,351	7,399	7,159	6,870
Data center lease obligations (3)	10,406	3,018	4,500	2,824	64
Hosted software solution obligations	2,854	1,430	1,424	—	—
Consulting obligations	1,020	1,020	—	—	—
Other purchase commitments	2,116	1,696	420	—	—
Total	$303,372	$17,457	$27,414	$251,567	$6,934
(1) The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with taxing authorities. There have been no material changes to our uncertain tax positions in the first quarter of 2018.

(2) The interest payment periods and interest rates are variable related to the Revolving Credit Facility. The future interest payments disclosed above are estimated based on the interest rate and cadence of interest payments in effect as of March 31, 2018.

(3) Certain amounts in the table above relating to colocation leases for the Company's servers include usage based charges in addition to base rent.
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
We consider the assumptions and estimates associated with revenue recognition, business combinations, goodwill and acquired intangible assets, income taxes and stock-based compensation to be our critical accounting policies and estimates. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed on March 12, 2018 with the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K filed with the SEC on March 12, 2018. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
See Note 12 – Commitments and Contingencies to our condensed consolidated financial statements included in this Quarterly Report for information concerning litigation. In addition to the Realtime Data lawsuit, from time to time, we have been and may become involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we are not presently involved in any legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A.	RISK FACTORS
The Company's operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, liquidity and results of operations. There have been no material changes to the risks and uncertainties previously presented in "Item 1A. Risk Factors", in our Annual Report on Form 10-K filed with the SEC on March 12, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Sale of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities
The following table is a summary of the Company's repurchases of our common stock in the first quarter of 2018:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (3)
January 1, 2018 - January 31, 2018	—	$—	—	$5,214,409
February 1, 2018 - February 28, 2018	10,057	$23.24	—	$5,214,409
March 1, 2018 - March 31, 2018	11,112	$28.45	—	$5,214,409
	21,169		—

(1)
During the three months ended March 31, 2018, 21,169 shares were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units. We did not repurchase any shares of our common stock pursuant to our previously-announced program.

(2)
The average price per share for each of the months in the fiscal quarter was calculated by dividing (a) the sum for the aggregate value of the tax withholding obligations by (b) the sum of the number of shares withheld.

(3)
In May 2015, our Board of Directors authorized a $20.0 million share repurchase program that was subsequently increased to $30.0 million on March 22, 2017. The share repurchase program expires on May 15, 2018 unless renewed by our Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION
Item 8.01 - Other Events
Revision of Prior Period Amounts
In connection with our adoption of Topic 606, we determined that revenue from products has historically exceeded 10% of total revenue and therefore should have been previously stated separately from services revenue. While we believe the effects of this correction to presentation are immaterial to previously issued financial statements, we will prospectively revise affected periods when they are next presented as comparative prior period amounts in our 2018 filings on forms 10-Q and 10-K. The effects of such revisions will correctly present the services and products components of revenue and cost of revenue in the condensed consolidated statements of operations, and the revision also includes presenting as a separate caption within costs of revenue, the amortization of intangible assets, which was previously included in the total cost of revenue. These revisions did not affect reported total revenue, total cost of revenue, loss from operations, net income or net income per share, our cash flows, or any balance sheet line item.
The effect of the revisions to the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, is as follows (in thousands):

	Year ended December 31, 2017
	As Previously Reported	Adjustments	As Revised
Revenue:
Services	$—	$207,403	$207,403
Product	—	32,059	32,059
Total revenue	239,462	—	239,462
Cost of revenue:
Services	—	59,211	59,211
Product	—	2,677	2,677
Amortization of intangible assets	—	8,179	8,179
Total cost of revenue	70,067	—	70,067

	Year ended December 31, 2016
	As Previously Reported	Adjustments	As Revised
Revenue:
Services	$—	$186,087	$186,087
Product	—	20,899	20,899
Total revenue	206,986	—	206,986
Cost of revenue:
Services	—	55,512	55,512
Product	—	2,793	2,793
Amortization of intangible assets	—	2,632	2,632
Total cost of revenue	60,937	—	60,937

	Year ended December 31, 2015
	As Previously Reported	Adjustments	As Revised
Revenue:
Services	$—	$130,320	$130,320
Product	—	6,296	6,296
Total revenue	136,616	—	136,616
Cost of revenue:
Services	—	37,503	37,503
Product	—	—	—
Amortization of intangible assets	—	1,281	1,281
Total cost of revenue	38,784	—	38,784
The effect of the revisions to our consolidated statements of operations for the three months ended June 30, 2017, September 30, 2017 and December 31, 2017, is as follows (in thousands):

	Three months ended June 30, 2017,			Three months ended September 30, 2017,			Three months ended December 31, 2017,
	As Previously Reported	Adj	As Revised	As Previously Reported	Adj	As Revised	As Previously Reported	Adj	As Revised
Revenue:
Services	$—	$51,050	$51,050	$—	$52,966	$52,966	$—	$53,272	$53,272
Product	—	7,984	7,984	—	8,671	8,671	—	8,420	8,420
Total revenue	59,034	—	59,034	61,637	—	61,637	61,692	—	61,692
Cost of revenue:
Services	—	15,266	15,266	—	14,627	14,627	—	14,036	14,036
Product	—	921	921	—	760	760	—	549	549
Amortization of intangible assets	—	2,124	2,124	—	2,203	2,203	—	2,226	2,226
Total cost of revenue	18,311	—	18,311	17,590	—	17,590	16,811	—	16,811

ITEM 6.	EXHIBITS

Exhibits
2.1
Master Acquisition Agreement by and among Carbonite, Inc., EMC Corporation, Mozy, Inc. and Dell Technologies Inc. dated February 12, 2018.(Incorporated by reference from Exhibit 2.1 to Form 8-K filed with the SEC on March 19, 2018)

10.1
Credit Agreement, dated as of March 19, 2018 by and between Carbonite, Inc., Silicon Valley Bank, Citizens Bank, N.A., HSBC Bank USA, N.A., Barclays Bank PLC and Wells Fargo Bank, National Association. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed with the SEC on March 19, 2018)

10.2	Amended and Restated Carbonite, Inc. Executive Severance Plan, dated as of May 1, 2018.
21.1	List of subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated:	May 10, 2018	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer

Dated:	May 10, 2018	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Accounting Officer