Form 10-Q
period 2018-06-30
Carbonite Inc
filed 2018-08-03
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of July 31, 2018, there were 33,613,857 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Carbonite, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$70,982	$128,231
Trade accounts receivable, less allowances for doubtful accounts of $1,617 and $994	32,078	22,219
Prepaid expenses and other current assets	10,620	6,823
Total current assets	113,680	157,273
Property and equipment, net	36,587	28,790
Other assets	12,337	804
Acquired intangible assets, net	134,770	44,994
Goodwill	155,341	80,958
Total assets	$452,715	$312,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,820	$10,842
Accrued compensation	9,989	9,892
Accrued expenses and other current liabilities	18,922	11,783
Current portion of deferred revenue	121,032	100,241
Total current liabilities	155,763	132,758
Long-term debt	194,992	111,819
Deferred revenue, net of current portion	27,682	24,273
Other long-term liabilities	5,876	5,704
Total liabilities	384,313	274,554
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 30,770,414 shares issued and 28,839,379 shares outstanding at June 30, 2018; 30,130,856 shares issued and 28,182,094 shares outstanding at December 31, 2017	308	301
Additional paid-in capital	243,077	233,343
Treasury stock, at cost (1,931,035 and 1,948,762 shares as of June 30, 2018 and December 31, 2017, respectively)	(26,867)	(26,616)
Accumulated other comprehensive income	1,091	581
Accumulated deficit	(149,207)	(169,344)
Total stockholders’ equity	68,402	38,265
Total liabilities and stockholders’ equity	$452,715	$312,819
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Revenue:
Services	$68,814	$51,050	$123,388	$101,165
Product	8,920	7,984	18,372	14,968
Total revenue	77,734	59,034	141,760	116,133
Cost of revenue:
Services	18,358	$15,266	33,688	$30,549
Product	374	921	931	1,367
Amortization of intangible assets	4,325	2,124	6,750	3,750
Total cost of revenue	23,057	18,311	41,369	35,666
Gross profit	54,677	40,723	100,391	80,467
Operating expenses:
Research and development	15,719	10,927	28,238	21,254
General and administrative	13,460	10,954	27,920	23,723
Sales and marketing	22,086	22,963	41,946	46,034
Amortization of intangible assets	3,652	532	4,591	982
Restructuring charges	41	—	903	—
Total operating expenses	54,958	45,376	103,598	91,993
Loss from operations	(281)	(4,653)	(3,207)	(11,526)
Interest expense	(3,420)	(2,373)	(6,021)	(2,595)
Interest income	169	134	413	154
Other income (expense), net	183	915	195	1,195
Loss before income taxes	(3,349)	(5,977)	(8,620)	(12,772)
Provision (benefit) for income taxes	2,338	403	(14,877)	(13,987)
Net (loss) income	$(5,687)	$(6,380)	$6,257	$1,215
Net (loss) income per common share:
Basic	$(0.20)	$(0.23)	$0.22	$0.04
Diluted	$(0.20)	$(0.23)	$0.20	$0.04
Weighted-average number of common share outstanding:
Basic	28,628,173	27,525,647	28,485,695	27,672,804
Diluted	28,628,173	27,525,647	30,885,633	28,354,616
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net (loss) income	$(5,687)	$(6,380)	$6,257	$1,215
Other comprehensive income (loss):
Foreign currency translation adjustments	1,149	(1,423)	510	(1,667)
Total other comprehensive income (loss)	1,149	(1,423)	510	(1,667)
Total comprehensive (loss) income	$(4,538)	$(7,803)	$6,767	$(452)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Operating activities
Net income	$6,257	$1,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,763	10,392
Amortization of deferred costs	931	—
Gain on disposal of equipment	(141)	(928)
Impairment of capitalized software	653	—
Stock-based compensation expense	8,478	5,965
Benefit for deferred income taxes	(16,317)	(14,964)
Non-cash interest expense related to amortization of debt discount	3,101	1,466
Other non-cash items, net	64	(249)
Changes in assets and liabilities:
Accounts receivable	(6,437)	(89)
Prepaid expenses and other current assets	(1,541)	(193)
Other assets	(3,771)	(137)
Accounts payable	(3,895)	627
Accrued expenses and other current liabilities	2,549	(2,340)
Other long-term liabilities	53	120
Deferred revenue	9,099	9,548
Net cash provided by operating activities	16,846	10,433
Investing activities
Purchases of property and equipment	(7,795)	(10,039)
Proceeds from sale of property and equipment and businesses	534	855
Proceeds from maturities of derivatives	1,680	370
Purchases of derivatives	(1,403)	(2,433)
Payment for intangibles	(1,250)	—
Payment for acquisition, net of cash acquired	(144,597)	(60,198)
Net cash used in investing activities	(152,831)	(71,445)
Financing activities
Proceeds from exercise of stock options	942	3,337
Proceeds from issuance of treasury stock under employee stock purchase plan	1,215	—
Payments of withholding taxes in connection with restricted stock unit vesting	(1,184)	(1,009)
Proceeds from long-term borrowings, net of debt issuance costs	88,068	177,797
Payments on long-term borrowings	(10,000)	(39,200)
Repurchase of common stock	—	(14,964)
Net cash provided by financing activities	79,041	125,961
Effect of currency exchange rate changes on cash	(305)	863
Net (decrease) increase in cash, cash equivalents and restricted cash	(57,249)	65,812
Cash, cash equivalents and restricted cash, beginning of period	128,231	59,287
Cash, cash equivalents and restricted cash, end of period	$70,982	$125,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

Supplemental disclosure of cash flow information
Cash paid for income taxes	$524	$616
Supplemental disclosure of non-cash investing and financing activities:
Capitalization of stock-based compensation	$39	$112
Acquisition of property and equipment included in accounts payable and accrued expenses	$(5)	$(1,050)
Issuance of common stock for acquisition	$—	$5,733
Accrued payment for intangibles	$4,500	$—

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
Reclassifications
The Company has reclassified certain prior period amounts in its condensed consolidated statements of cash flows to conform to the current period presentation. The reclassification relates to separately presenting the benefit for deferred income taxes, which was previously included in the change in other long-term liabilities caption. For the six months ended June 30, 2017, the Company reclassified $15.0 million into the benefit for deferred income taxes caption. Additionally, the Company adopted Accounting Standard Updated ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), effective January 1, 2018, which is applied retrospectively by reclassifying restricted cash to be presented with cash and cash equivalents on the condensed consolidated statement of cash flows.
The Company has reclassified certain prior period amounts in its condensed consolidated statements of operations to conform to the current period presentation. The reclassification relates to separately presenting amortization of intangible assets previously included within general and administrative and sales and marketing. For the three months ended June 30, 2017, the Company reclassified $0.1 million from general and administrative and $0.4 million from sales and marketing into the amortization of intangible assets caption within operating expenses. For the six months ended June 30, 2017, the Company reclassified $0.2 million from general and administrative and $0.8 million from sales and marketing into the amortization of intangible assets caption within operating expenses.
The Company has reclassified certain prior period amounts in its condensed consolidated balance sheets to conform to the current period presentation. The reclassification relates to separately presenting accrued compensation which was previously included in the accrued expenses and other current liabilities caption. As of December 31, 2017, the Company reclassified $9.9 million from accrued expenses and other current liabilities into the accrued compensation caption.
Recently Adopted Accounting Standards
The Company's significant accounting policies are presented in Note 2 - Summary of Significant Accounting Policies, in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2017 filed with the SEC on March 12, 2018. Summarized below are the accounting pronouncements adopted subsequent to December 31, 2017.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606"), which updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard effective January 1, 2018 using the modified retrospective transition method. The Company recognized the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings at the beginning of 2018. The comparative information for 2017 has not been restated and continues to be reported under the accounting standards in effect for the period presented. Refer to Note 3 - Revenue Recognition for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.
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
Cash and cash equivalents subject to contractual restrictions and not readily available for use are classified as restricted cash. As of December 31, 2016, the restricted cash balance of $0.1 million related to a security deposit maintained for certain office space that was subleased to third parties. As of June 30, 2018 and December 31, 2017, the Company did not have a restricted cash balance reported within the condensed consolidated balance sheets.
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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The standard requires entities to apply the requirements of Topic 718 to share-based payment transactions for acquiring goods and services from nonemployees. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

The adoption of the Topic 606 did not significantly impact the majority of the Company's offerings. Under the new guidance, the Company's revenue recognition associated with term licenses and software contracts with a minimum monthly royalty commitment is accelerated. Further, the Company has begun capitalizing certain incremental costs incurred in obtaining contracts with customers as an asset on the condensed consolidated balance sheets. These costs were previously expensed in the period they were incurred. The Company recorded a $13.9 million increase to retained earnings as of January 1, 2018, due to the cumulative impact of adopting Topic 606 on revenue from contracts with customers. Upon adoption, trade accounts receivable, net increased $2.2 million and deferred revenue decreased $4.0 million. Prepaid expenses and other current assets increased $1.5 million and other assets increased by $6.6 million primarily related to the capitalization of sales commissions. Deferred tax liabilities increased by $0.4 million due to temporary differences between the accounting and tax carrying values of the capitalized commissions. The impact of adopting Topic 606 to revenues for the three month and six month periods ended June 30, 2018 was an increase of $0.7 million and $1.5 million, respectively.
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
Under Topic 606, the Company recognizes revenue following a five step model, as outlined below:
•Identify the contract.
•Identify the performance obligations.
•Determine the transaction price.
•Allocate the transaction price.
•Recognize revenue.
Identifying the Contract
The Company considers itself to have a contract with a customer when all of the following are met:
•The parties have approved the contract;
•The Company can identify each party’s rights regarding the goods or services to be transferred;
•The Company can identify the payment terms;
•The contract has commercial substance; and
•It is probable that the Company will collect substantially all of the consideration to which it will be entitled.
Performance Obligations and Timing of Revenue Recognition
Service Revenue
The Company offers “Software-as-a-Service” ("SaaS") and "Hardware-as-a-Service" ("HaaS") offerings. Most notably, the Company offers the customer the right to access its software through its SaaS offering, where the Company hosts the software and the customer is granted access via the web. Control of the software does not transfer in these types of arrangements and is therefore not considered a distinct performance obligation. Revenues related to the SaaS offerings are recorded over the performance period of the service. HaaS arrangements are accounted for under the guidance provided in ASC 840, Leases.
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

Disaggregation of Revenue
The following table depicts disaggregated revenue for the three and six months ended June 30, 2018, by type, customer type, sales channel, timing of revenue recognition, and geography (in thousands):

	Three months ended June 30, 2018			Six months ended June 30, 2018
	Products	Services	Total	Products	Services	Total
Customer type
Consumer	$(6)	$23,997	$23,991	$—	$44,940	$44,940
Business	8,926	44,817	53,743	18,372	78,448	96,820
Total	$8,920	$68,814	$77,734	$18,372	$123,388	$141,760

Sales channel
Direct	$1,038	$45,995	$47,033	$2,081	$83,876	$85,957
Indirect	7,882	22,819	30,701	16,291	39,512	55,803
Total	$8,920	$68,814	$77,734	$18,372	$123,388	$141,760

Timing of revenue recognition
Transferred at a point in time	$8,920	$—	$8,920	$18,372	$—	$18,372
Transferred over time	—	68,814	68,814	—	123,388	123,388
Total	$8,920	$68,814	$77,734	$18,372	$123,388	$141,760

Geography
United States	$3,644	$61,013	$64,657	$8,294	$110,010	$118,304
Other	5,276	7,801	13,077	10,078	13,378	23,456
Total	$8,920	$68,814	$77,734	$18,372	$123,388	$141,760
Contract Assets and Liabilities
Contract assets are rights to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable once the rights become unconditional. The Company did not have contract assets as of June 30, 2018.
Contract liabilities (deferred revenue) primarily consist of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for its services in advance on a monthly and annual basis. The Company initially records fees associated with performance obligations delivered over time as deferred revenue and then recognizes revenue as performance obligations are satisfied. The Company classifies deferred revenue as current or noncurrent based on the timing revenue recognition. Changes in contract liabilities for the six months ended June 30, 2018 are as follows (in thousands):

	Deferred Revenue (Short-term)	Deferred Revenue (Long-term)
Balance as of January 1, 2018	$96,243	$24,273
Increase, net	24,789	3,409
Balance as of June 30, 2018	$121,032	$27,682
For the three and six months ended June 30, 2018, revenue recognized related to deferred revenue at January 1, 2018 was approximately $31.4 million and $68.8 million, respectively. Additionally, for the three and six months ended June 30, 2018, the Company recognized $5.5 million and $6.8 million of revenue from deferred revenue related to the acquisition of Mozy, Inc. ("Mozy") on March 19, 2018, respectively.
On June 30, 2018, the Company had $161.8 million of remaining performance obligations. This amount does not include any variable consideration for sales or usage-based royalties. The Company expects to recognize 56.0% percent of its remaining performance obligations as revenue in the year ended December 31, 2018, an additional 44.0% percent for the year ended December 31, 2019 and the balance thereafter.

Accounts Receivable, Net
Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $3.6 million and $4.8 million are included in this balance at January 1, 2018 and June 30, 2018, respectively. The payment of consideration related to these unbilled receivables is subjected only to the passage of time.
 Contract Costs
The Company also considered Topic 606 subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers (“subtopic 340-40”). Prior to adoption of Topic 606, the Company expensed costs to obtain and fulfill contracts with customers as incurred. Under subtopic 340-40, the Company capitalizes incremental costs incurred in obtaining contracts with customers if the amortization period is greater than one year. For costs that the Company would have capitalized and amortized over one year or less, the Company has elected to apply the practical expedient and expense these contract costs as incurred. These costs consist primarily of commissions paid when contracts are signed. For the three and six months ended June 30, 2018, the Company capitalized $2.0 million and $4.1 million in costs to obtain contracts with customers, respectively, which are amortized on a straight-line basis over the period of benefit. The Company has defined the period of benefit to be the average customer life of six years. For the three and six months ended June 30, 2018, the Company had amortization expense of $0.5 million and $0.9 million related to deferred costs, respectively. Amortization expense is included in sales and marketing expense in the condensed consolidated statements of operations. As of June 30, 2018, the Company has $2.2 million and $9.0 million in current and non-current deferred costs of obtaining contracts with customers, respectively.
Financial Statement Impact of Adopting Topic 606
The Company adopted Topic 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. The following table summarizes the effects of adopting Topic 606 on the Company's condensed consolidated balance sheet as of June 30, 2018 (in thousands):

	June 30, 2018
	As reported under Topic 606	Adjustments	Balances under Prior GAAP
Trade accounts receivable, net	$32,078	$(3,420)	$28,658
Prepaid expenses and other current assets	10,620	(2,185)	8,435
Other assets	12,337	(9,000)	3,337
Accrued expenses and other current liabilities	18,922	(116)	18,806
Current portion of deferred revenue	121,032	2,823	123,855
Deferred revenue, net of current portion	27,682	715	28,397
Other long-term liabilities	5,876	(351)	5,525
Accumulated other comprehensive income	1,091	104	1,195
Accumulated deficit	(149,207)	(17,780)	(166,987)
The following table summarizes the effects of adopting Topic 606 on the Company's condensed consolidated income statement for the three and six months ended June 30, 2018 (in thousands, except per share amounts):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As reported under Topic 606	Adjustments	Balances under Prior GAAP	As reported under Topic 606	Adjustments	Balances under Prior GAAP
Revenue	$77,734	$(729)	$77,005	$141,760	$(1,450)	$140,310
General and administrative	13,460	—	13,460	27,920	(594)	27,326
Sales and marketing	22,086	1,472	23,558	41,946	3,160	45,106
Provision (benefit) for income taxes	2,338	(110)	2,228	(14,877)	(116)	(14,993)
Net (loss) income	(5,687)	(2,091)	(7,778)	6,257	(3,900)	2,357
Net (loss) income per share - basic	(0.20)	(0.07)	(0.27)	0.22	(0.14)	0.08
Net (loss) income per share - diluted	(0.20)	(0.07)	(0.27)	0.20	(0.12)	0.08

The adjustment to the general and administrative caption above relates to a sale of assets recorded in the six months ended June 30, 2018. The deferred revenue divested as part of the sale was $0.6 million higher under prior GAAP. This resulted in an adjustment between Topic 606 and prior GAAP related to the $0.6 million change in deferred revenue and gain (loss) on the sale of the assets.
The adoption of ASC 606 did not affect the Company's reported total amounts of cash flows from operating, investing and financing activities in its condensed consolidated statement of cash flows.
Revision of Prior Period Amounts
The Company has revised certain prior period amounts in its condensed consolidated statements of operations. In connection with the Company’s adoption of Topic 606, the Company determined that product revenue has historically exceeded 10% of total revenue and therefore should have been previously stated separately from services revenue. The Company has revised to correctly present the services and products components of revenue and cost of revenue in the condensed consolidated statements of operations for the three and six months ended June 30, 2017. The revision also includes presenting as a separate caption within costs of revenue, the amortization of intangible assets, which was previously included in the total cost of revenue. These revisions did not affect reported total revenue, total cost of revenue, loss from operations, net income or net income per share, the Company's cash flows; or any balance sheet line item.
The effect of the revisions to the condensed consolidated statements of operations for the three and six months ended June 30, 2017, is as follows (in thousands):

	Three months ended June 30, 2017			Six months ended June 30, 2017
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenue:
Services	$—	$51,050	$51,050	$—	$101,165	$101,165
Product	—	7,984	7,984	—	14,968	14,968
Total revenue	59,034	—	59,034	116,133	—	116,133
Cost of revenue:
Services	—	15,266	15,266	—	30,549	30,549
Product	—	921	921	—	1,367	1,367
Amortization of intangible assets	—	2,124	2,124	—	3,750	3,750
Total cost of revenue	18,311	—	18,311	35,666	—	35,666
4. Net (Loss) Income Per Share
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

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(5,687)	$(6,380)	$6,257	$1,215
Denominator:
Weighted average common shares outstanding, basic	28,628	27,526	28,486	27,673
Effect of potential dilutive common shares	—	—	2,400	682
Weighted average shares outstanding, diluted	28,628	27,526	30,886	28,355
Basic net (loss) income per share	$(0.20)	$(0.23)	$0.22	$0.04
Diluted net (loss) income per share	$(0.20)	$(0.23)	$0.20	$0.04
The Company has the ability and intent to settle the principal of the convertible senior notes (the "Convertible Notes"), issued in April 2017, in cash. As the Company's common stock price exceeded the $25.84 conversion price during the three and six months ended June 30, 2018, the Company has included the dilutive effect of Convertible Notes in the calculation of diluted net income per share as of June 30, 2018, using the treasury stock method.
The following options to purchase common shares, restricted stock units/awards and shares of common stock purchasable under the Company’s 2017 Employee Stock Purchase Plan (“2017 ESPP”) have been excluded from the computation of diluted net income per share because they had an anti-dilutive impact, or because they related to share-based awards that were contingently issuable, for which the applicable vesting conditions had not been satisfied (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options to purchase common shares (1)	1,053	36	—	36
Restricted stock units/awards	1,902	332	93	559
Total	2,955	368	93	595
(1) For the three and six months ended June 30, 2018 this balance includes shares purchasable under the Company's 2017 ESPP which were determined to be anti-dilutive.
5. Fair Value of Financial Instruments
Derivative Instruments
Non-designated Foreign Currency Contracts
The Company uses foreign currency forward contracts as part of its strategy to manage exposure related to Euro denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. Accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in the consolidated balance sheets, with changes in the fair value recorded in earnings as other income (expense), net in the consolidated statements of operations. Cash flows from the settlement of these non-designated foreign currency contracts are reported in cash flows from investing activities. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At June 30, 2018 and December 31, 2017, the Company had outstanding contracts with a total notional value of $44.8 million and $47.8 million, respectively.

The following table provides a quantitative summary of the fair value of derivative instruments not designated as hedging instruments as of June 30, 2018 and December 31, 2017 (in thousands):

		Fair Value
Description	Balance Sheet Classification	June 30, 2018	December 31, 2017
Derivative Assets:
Non-Designated Hedging Instruments
Foreign currency contracts	Prepaid expenses and other current assets	$834	$—
Total derivative assets		$834	$—

Derivative liabilities
Non-designated hedging instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$41	$439
Total derivative liabilities		$41	$439
The following table summarizes the gains (losses) related to derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2018 and 2017 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location in Statement of Operations	2018	2017	2018	2017
Foreign currency contracts	Other income (expense), net	$2,580	$(2,820)	$1,509	$(3,231)
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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$36,517	$—	$—	$36,517	$96,295	$—	$—	$96,295
Foreign currency exchange contracts	—	834	—	834	—	—	—	—
Total	$36,517	$834	$—	$37,351	$96,295	$—	$—	$96,295
Liabilities:
Foreign currency exchange contracts	—	41	—	$41	—	439	—	$439
Total	$—	$41	$—	$41	$—	$439	$—	$439
The Company’s investments in money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company's foreign currency exchange contracts are classified as Level 2 within the fair value hierarchy as they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. No assets or liabilities are classified as Level 3 within the fair value hierarchy.
The Company estimates the fair value of its Convertible Notes using quoted market prices in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. The principal amount, carrying value (the carrying value excludes the equity component of the Convertible Notes classified in equity) and related estimated fair value of the Company's Convertible Notes reported in the condensed consolidated balance sheet as of June 30, 2018 are as follows (in thousands):

	June 30, 2018
	Principal	Carrying Value	Fair Value
Convertible notes	$143,750	$114,992	$209,882
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
Non-Recurring Fair Value Measures
Certain non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. Such fair value measures are considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. During the six months ended June 30, 2018, the Company recorded an impairment charge of $0.7 million related to internally developed software costs which are no longer recoverable as the project was discontinued. The Company recorded the impairment charge in the cost of revenue, research and development, sales and marketing, and general and administrative captions in the condensed consolidated statements of operations.
6. Acquisitions
Acquisition-Related Expenses
In the three months ended June 30, 2018 and 2017, acquisition-related expenses were $2.2 million and $0.7 million, respectively. In the six months ended June 30, 2018 and 2017, acquisition-related expenses were $5.5 million and $3.7 million, respectively. Acquisition-related expenses have been included primarily in general and administrative expenses in the condensed consolidated statements of operations. The Company's current year acquisition costs relate to the acquisition of Mozy and the prior year acquisition costs relate to the acquisitions of Datacastle Corporation ("Datacastle") and DoubleTake Software, Inc. ("DoubleTake").

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
The purchase price allocation is considered preliminary, and additional adjustments may be recorded during the measurement period in accordance with FASB’s guidance regarding business combinations. The purchase price allocation will be finalized as the Company receives additional information relevant to the acquisition, including the final valuation and reconciliation of the assets purchased, including tangible and intangible assets, liabilities assumed, and the related impact to the deferred tax assets and liabilities. The Company expects a release of the U.S. valuation allowance corresponding to any potential measurement period adjustments that impact the net U.S. deferred tax liability. During the second quarter of 2018, the Company recorded a measurement period adjustment in its condensed consolidated balance sheet associated with receiving additional information regarding the opening balance sheet as of March 19, 2018, the date of the acquisition. The measurement period adjustment was recorded as a $1.2 million decrease to goodwill, with an offsetting decrease to deferred tax liabilities of $1.4 million, an increase to deferred revenue of $0.1 million and a decrease to intangible assets of $0.1 million. The following table summarizes the preliminary purchase price allocation, which reflects the measurement period adjustments recorded in the second quarter of 2018 (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$144,597
Fair value of total acquisition consideration	$144,597

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$1,629
Prepaid and other current assets	872
Property and equipment	7,169
Other long-term assets	242
Intangible assets	96,400
Goodwill	74,753
Total assets acquired	181,065
Accounts payable	(141)
Accrued liabilities	(417)
Deferred revenues	(19,740)
Deferred tax liability	(16,170)
Net assets acquired	$144,597
The Company engaged a third-party valuation firm to assist in the valuation of intangible assets consisting of customer relationships, developed technology and the Mozy trade name as well as in the valuation of deferred revenue and property and equipment. The fair values of the remaining Mozy assets and liabilities noted above approximate their carrying values at March 19, 2018.
In connection with the acquisition of Mozy, goodwill of $74.8 million was recognized for the excess purchase price over the fair value of the net assets acquired. The Company believes the goodwill related to the acquisition was a result of the ability of the Company to leverage its technology in the broader market, as well as offering cross-selling market exposure opportunities. Goodwill from the acquisition of Mozy is included within the Company’s one reporting unit and will be included in the annual review for impairment. Goodwill is not deductible for tax purposes as this acquisition was a stock purchase.

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

	Amount	Weighted Average Useful Life	Risk-Adjusted Discount Rates used in Valuation
	(in thousands)	(in years)
Developed technology	$8,700	2	12.5%
Customer relationships	87,200	7	16.5 - 17.5%
Trade names	500	2	12.5%
Total identifiable intangible assets	$96,400
For the three and six months ended June 30, 2018, the operating results of Mozy, which are included in the Company's condensed consolidated statements of operations since the date of acquisition, are comprised of $15.4 million and $17.3 million of revenue. The Company has determined that disclosing the amount of Mozy related expenses included in the condensed consolidated statements of operations is impracticable, as certain operations of Mozy were integrated into the operations of the Company.
Pro Forma Financial Information
The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Mozy for the six months periods ended June 30, 2018 and 2017 and the three month period ended June 30, 2017 as if the acquisition of Mozy had been completed on January 1, 2017. There was no pro forma impact during the three months ended June 30, 2018. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustment for deferred revenue, additional annual interest expense resulting from interest on the Revolving Credit Facility to finance the acquisition of Mozy, reversal of depreciation expense resulting from the application of fair value measurement to acquired property and equipment and adjustments relating to the tax effect of combining the Carbonite and Mozy businesses.
The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and Mozy. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition occurred as of January 1, 2017, nor are they intended to represent or be indicative of future results of operations (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2018	2017
Pro forma revenue	$75,929	$156,768	$149,221
Pro forma net (loss) income	$(6,886)	$9,395	$(2,423)
Pro forma net (loss) income per common share:
Basic	$(0.25)	$0.33	$(0.09)
Diluted	$(0.25)	$0.30	$(0.09)

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
DoubleTake
On January 31, 2017, the Company completed the acquisition of all the outstanding capital stock of DoubleTake for a purchase price of $65.9 million, which was comprised of $59.7 million in cash paid at closing, net of cash acquired, 332,326 shares of the Company's common stock with a fair value of $5.7 million and a working capital payment of $0.5 million. The working capital payment was paid in June 2017. DoubleTake develops, sells, and supports affordable software that allows IT organizations of all sizes to move, manage, protect, and recover workloads across any distance and any combination of physical and virtual server environments. DoubleTake’s products and services are marketed and sold worldwide through their direct sales force and a network of business partners and distributors. In connection with the acquisition of DoubleTake, the Company negotiated a transition services agreement to cover certain consulting, technology and accounting services for up to nine months post close, which ended in 2017. The acquisition of DoubleTake has been accounted for as a business combination and the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following tables summarize the final purchase price allocation (in thousands):

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
In connection with the acquisition of DoubleTake, goodwill of $49.5 million was recognized for the excess purchase price over the fair value of the net assets acquired. The Company believes the goodwill recorded in connection with this transaction is primarily related to the investment value of the future enhancements of its product offering and solutions offering. Goodwill from the acquisition of Double-Take is included within the Company’s one reporting unit and will be included in the annual review for impairment. Goodwill is not deductible for tax purposes as this acquisition was a stock purchase.
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
Pro Forma Financial Information (unaudited)
The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and DoubleTake for the six months ended June 30, 2017 as if the acquisition of DoubleTake had been completed on January 1, 2017. There was no pro forma impact for the three month period ended June 30, 2017. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustment for deferred revenue, elimination of interest expense with a promissory note due to the parent company, and adjustments relating to the tax effect of combining the Carbonite and DoubleTake businesses.
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

Six Months Ended June 30,
2017
Pro forma revenue	$119,414
Pro forma net income	$1,180
Pro forma net income per common share:
Basic	$0.04
Diluted	$0.04
7. Goodwill and Acquired Intangible Assets
As of June 30, 2018 and December 31, 2017, the carrying amount of goodwill was $155.3 million and $81.0 million, respectively. The following is a rollforward of the Company's goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2017	$80,958
Goodwill acquired	74,753
Goodwill divested	(30)
Effect of foreign exchange rates	(340)
Balance as of June 30, 2018	$155,341

Acquired intangible assets consist of the following (in thousands):

		June 30, 2018			December 31, 2017
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology-related	4.3	$59,149	$17,749	$41,400	$46,833	$12,504	$34,329
Customer relationships	6.8	97,039	6,460	90,579	11,295	3,361	7,934
Trade names	6.2	3,763	972	2,791	3,677	946	2,731
Non-compete agreements	0.0	—	—	—	230	230	—
Total	5.8	$159,951	$25,181	$134,770	$62,035	$17,041	$44,994
The Company recorded amortization expense of $8.0 million and $2.7 million for the three months ended June 30, 2018 and 2017, respectively; and $11.3 million and $4.7 million for the six months ended June 30, 2018 and 2017, respectively. Amortization relating to developed technology is recorded within a separate line within cost of revenue and amortization of customer relationships, trade names and non-compete agreements are recorded within a separate line within operating expenses. Future estimated amortization expense of acquired intangibles as of June 30, 2018 is as follows (in thousands):

Remainder of 2018	$16,439
2019	26,190
2020	22,813
2021	21,643
2022	15,739
Thereafter	31,946
$134,770
On October 3, 2017, the Company entered into a license and distribution agreement for technology to be utilized in future product offerings. As consideration for granting the license, the Company agreed to pay $7.0 million in three separate milestone payments. The Company paid $1.25 million upon transfer of all licensed materials in October 2017. A second $1.25 million progress payment was made in January 2018. The third milestone was achieved in June 2018 upon the completion and acceptance of certain deliverables at which time the payments became probable. The payment of the third milestone of $4.5 million was made in July 2018. Under ASC 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed, these costs are capitalized as incurred and amortized over their estimated useful life on a straight-line basis. During the three and six months ended June 30, 2018, the Company capitalized $4.5 million and $5.8 million of costs associated with purchased software, respectively.
8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued license payment	$4,500	$—
Accrued consulting and professional fees	4,466	2,162
Accrued tax liabilities	2,930	2,280
Accrued sales and marketing	1,222	1,124
Accrued interest	1,021	898
Accrued facilities	1,140	1,002
Accrued restructuring	439	688
Accrued other expenses	3,204	3,629
Total accrued expenses	$18,922	$11,783
Additionally, the Company accrued $10.0 million and $9.9 million related to accrued compensation as of June 30, 2018 and December 31, 2017, respectively.

9. Stockholders' Equity
Share Repurchase Program
On May 11, 2015, the Company's Board of Directors authorized a $20.0 million, which was subsequently increased to $30.0 million, share repurchase program, effective from May 15, 2015 through May 15, 2018. On May 15, 2018, the share repurchase program expired and was not renewed by the Company.
The Company did not make any repurchases under the program during the six months ended June 30, 2018 or the three months ended June 30, 2017. The Company made the following repurchases during the six months ended June 30, 2017:

Six Months Ended June 30,
2017
(total cost, in thousands)
Number of shares repurchased	767,400
Average repurchase price per share	$19.50
Total cost	$14,964
10. Stock-based Awards
Employee Stock Purchase Plan
On May 18, 2017, the Company's stockholders approved the 2017 ESPP. Under the 2017 ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at the lesser of 85% of the beginning or ending withholding period fair market value as defined in the 2017 ESPP. There are two six-month withholding periods in each fiscal year. As of June 30, 2018, rights to acquire 484,185 shares of common stock were available for issuance under the 2017 ESPP.
Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$413	$269	$738	$500
Research and development	1,047	405	1,734	714
General and administrative	2,494	1,983	4,618	3,940
Sales and marketing	787	531	1,388	811
Total stock-based compensation expense	$4,741	$3,188	$8,478	$5,965
11. Income Taxes
The Company's effective income tax rates were (69.8)% and (6.7)% for the three months ended June 30, 2018 and 2017, respectively. The Company's effective income tax rates were 172.6% and 109.5% for the six months ended June 30, 2018 and 2017, respectively. The Company's effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the six months ended June 30, 2018, the effective income tax rate varied from the statutory income tax rate principally due to the release of U.S. valuation allowance as a result of the acquisition of Mozy and pre-tax book losses in the U.S. and Switzerland that cannot be benefited. The tax benefit recognized during the six months ended June 30, 2018, consists of a tax benefit for a U.S. valuation allowance release that is partially offset by foreign tax expense. The tax provision recognized during the three months ended June 30, 2018, consists primarily of a reduction to the U.S valuation allowance release as a result of changes in the deferred tax liability established in purchase accounting and foreign tax expense.
The Company's effective income tax rate in the three months ended June 30, 2018 differed from the three months ended June 30, 2017, primarily due to a reduction to the U.S. valuation allowance release as a result of changes in the deferred tax liability established in purchase accounting. The Company's effective income tax rate in the six months ended June 30, 2018 differed from the six months ended June 30, 2017, primarily due to the partial release of U.S. valuation allowance due to a net deferred tax liability recorded in the acquisition of Mozy. The U.S. net deferred tax liability primarily relates to non-tax deductible intangible assets recognized in the financial statements which generate a deferred tax liability. The net deferred tax liability established is estimated to be a source of income to utilize previously unrecognized deferred tax assets in the U.S. Therefore, the Company has recorded a discrete tax benefit of $16.2 million and $14.6 million in the six months ended June 30, 2018 and 2017, respectively, for the release of valuation allowance related to the deferred tax liability recorded in purchase accounting. The U.S. maintains a valuation allowance on the overall U.S. net deferred tax asset as it is deemed more likely than not the U.S. net deferred tax asset will not be realized.
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
In response to the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows registrants to record provisional amounts during a measurement period, not to extend beyond one year. Pursuant to SAB 118, the Company will complete the accounting for the tax effects of all of the provisions of the Tax Act within the required measurement period not to extend beyond one year from the enactment date. As of June 30, 2018, the Company has concluded on the impact of the federal rate change, refundable Federal Alternative Minimum Tax ("AMT") credit, and the one-time tax on unrepatriated foreign earnings. There have been no changes in estimates or additional guidance issued during the six months ended June 30, 2018 which would change the Company's assessment of the tax impacts recorded as of the year ended December 31, 2017. The Company is still analyzing both the Federal and state impacts of the Tax Act on certain foreign-sourced sales and earnings, limitations on the deductibility of interest expense and executive compensation, limitations on the deductibility of meals and entertainment, as well as other items changed in the Tax Act.
12. Commitments and Contingencies
Operating Leases
The Company leases facilities under leases that expire at varying dates through 2025. Certain of these leases contain renewal options and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters); Salt Lake City, Utah; and Indianapolis, Indiana as well as various other locations in North America and Europe. The Company has lease agreements to rent data center space in Ashburn, Virginia; Chandler, Arizona; and Phoenix, Arizona as well as various other locations in North America and Europe. Additionally, the Company has data center colocation agreements in place to rent colocation space. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases. Rent expense was $2.2 million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively, and $4.4 million and $4.5 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, $4.9 million and $4.7 million, respectively, was included in accrued expenses and other long-term liabilities related to the deferred rent. Future non-cancellable minimum lease payments under all operating leases as of June 30, 2018, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases (1)	Total
Remainder of 2018	$2,291	$1,965	$4,256
2019	3,814	2,403	6,217
2020	3,627	2,056	5,683
2021	3,679	2,056	5,735
2022	3,465	768	4,233
Thereafter	6,871	64	6,935
Total	$23,747	$9,312	$33,059
(1) Certain amounts in the table above relating to colocation leases for the Company's servers include usage based charges in addition to base rent.

Other Non-cancellable Commitments
As of June 30, 2018, the Company had non-cancellable commitments to vendors primarily consisting of hosted software, consulting, advertising, marketing and broadband services contracts, as follows (in thousands):

Years Ended December 31,
Remainder of 2018	$4,519
2019	1,458
2020	525
2021	—
2022	—
Total	$6,502
Litigation
On February 27, 2017, a non-practicing entity named Realtime Data LLC (“Realtime Data”) filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that the Company’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data has filed several patent suits against several other companies and the asserted patents are currently in various rounds of litigation and inter partes reviews by other parties. The complaint sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the United States District Court for the Eastern District of Texas agreed to transfer the case to the United States District Court of Massachusetts. On June 22, 2018, Carbonite requested the Court to stay the case pending USPTO patent review proceedings underway as to some of the asserted patents, and to bifurcate claim construction proceedings so as to have an early claim construction hearing on certain claim terms. No trial date has been set. The Company intends to defend itself vigorously. The Company has not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and the Company remains unable to reasonably estimate a possible loss or range of loss associated with this litigation.

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
13. Restructuring

In October 2017, the Company initiated a restructuring program ("2017 Plan") to streamline operations and reduce operating costs. The Company estimates that it will incur restructuring charges totaling approximately $2.0 million related to employee severance under the 2017 Plan. Activities under the 2017 Plan are expected to be substantially completed by the end of fiscal year 2018. The following table summarizes the restructuring program activity for the six months ended June 30, 2018 (in thousands):

Employee Severance and Related Costs
Accrued restructuring as of December 31, 2017	$688
Charges	903
Cash payments	(1,125)
Non-cash and other adjustments	(27)
Accrued restructuring as of June 30, 2018	$439

The Company did not record any restructuring charges for the three or six months ended June 30, 2017, nor did the Company did not have any amounts accrued related to restructuring charges as of June 30, 2017.

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
During the three months ended June 30, 2018, the Company repaid $10.0 million of its outstanding borrowings under the Revolving Credit Facility. As of June 30, 2018, the Company had outstanding borrowings of $80.0 million under the facility. On July 30, 2018, the Company repaid $80.0 million of its outstanding borrowings under the Revolving Credit Facility. Refer to Note 15 - Subsequent Events for additional information. The Revolving Credit Facility also contains certain financial covenant ratios related to leverage and interest coverage that the Company must maintain. As of June 30, 2018, the Company was in compliance with these covenants.
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

2.
During the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day;

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

June 30, 2018
Liability component:
Principal	$143,750
Less: debt issuance costs	(648)
Less: debt discount	(28,110)
Net carrying amount	$114,992
Equity component	$31,451
For the three and six months ending June 30, 2018 and 2017, the Company incurred total interest expense associated with the Convertible Notes as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest expense related to contractual interest coupon	$898	$859	$1,797	$859
Interest expense related to accretion of the discount	1,558	1,465	3,101	1,465
Interest expense related to debt issuance costs	36	34	72	34
Total	$2,492	$2,358	$4,970	$2,358
As of June 30, 2018, the net carrying value of the Convertible Notes was $115.0 million, which is net of unamortized debt issuance costs of $0.6 million. The effective interest rate on the Convertible Notes, including amortization of debt issuance costs and accretion of the discount, is 8.7%. Based on the Company's stock price on June 30, 2018, the if-converted value of the Convertible Notes exceeded the principal amount by $50.4 million. The closing market price of the Company's common stock on June 30, 2018 exceeded 130% of the conversion price, but no conversion options had been exercised.

15. Subsequent Events
Secondary Offering and Revolving Credit Facility Repayment
On July 23, 2018, 4,765,157 shares of common stock were issued and sold in a public offering by the Company for $170.4 million, net of underwriting discounts and commissions and offering expenses to be paid by the Company. In addition, the Company has granted the underwriters a 30-day option to purchase up to an additional 819,485 shares at the public offering price, less any underwriting discounts and commissions. The estimated net proceeds to the Company from the sale of the shares to be issued and sold by the Company are expected to be approximately $199.8 million if the underwriters exercise the 30-day option in full.
On July 30, 2018, the Company repaid $80.0 million of its outstanding borrowings under the Revolving Credit Facility with the net proceeds from the offering and had no outstanding amounts outstanding under the Revolving Credit Facility following such repayment.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our ability to integrate recent acquisitions into our operations and achieve the expected benefits of the acquisition, our ability to profitably attract new customers and retain existing customers, our dependence on the market for cloud backup services, our ability to manage growth, changes in economic or regulatory conditions or other trends affecting the Internet and the information technology industry, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Our operating costs continue to grow as we invest in strategic acquisitions, new customer acquisition, cross-sell efforts, and research and development. We expect to continue to devote substantial resources to integration, global expansion, customer acquisition, and product innovation. In October 2017, we initiated a restructuring program ("2017 Plan") to streamline operations and reduce operating costs. Since October 2017, we have recorded restructuring charges of $2.0 million for employee severance related to the reduction of our workforce. Activities under the 2017 Plan are expected to be substantially completed by the end of fiscal year 2018.

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

Performance Highlights
For the three and six months ended June 30, 2018 and June 30, 2017, we had the following results:

•
Revenue for the three months ended June 30, 2018 was $77.7 million, an increase of 32% from $59.0 million for the three months ended June 30, 2017. Revenue for the six months ended June 30, 2018 was $141.8 million, an increase of 22% from $116.1 million for the six months ended June 30, 2017.

•
Cash flow from operations for the three months ended June 30, 2018 was $13.6 million, compared to $2.9 million for the three months ended June 30, 2017. Cash flow from operations for the six months ended June 30, 2018 was $16.8 million, compared to $10.4 million for the six months ended June 30, 2017.

The following table presents our performance highlights for certain non-GAAP and other key metrics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except percentage data)
Key metrics (1):
Bookings	$81,786	$63,900	$149,374	$126,022
Annual retention rate	86%	86%	87%	86%
Renewal rate	83%	85%	83%	85%
Adjusted free cash flow	$13,275	$2,097	$15,716	$4,352
(1) See the Key Business Metrics section above for the definition of these key metrics, and refer to the Other Financial Data section below for the reconciliation of bookings and adjusted free cash flow to the most directly comparable financial measures presented in accordance with GAAP.

The following table presents our bookings by type of customer for the periods presented:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2018	2017	%	2018	2017	%
	(in thousands, except percentage data)
Business	$54,748	$42,999	27%	$100,324	$83,074	21%
Consumer	27,038	20,901	29%	49,050	42,948	14%
Total bookings	$81,786	$63,900	28%	$149,374	$126,022	19%
Our bookings increased by $17.9 million and $23.4 million for the three and six month periods ended June 30, 2018 compared to the corresponding periods ended June 30, 2017 primarily due to bookings from our recently acquired Mozy offerings. We expect the growth rate of total bookings to increase over the next twelve months as a result of the inclusion of sales from our Mozy offerings.
Key Components of our Consolidated Statements of Operations
Revenue
Services. Services revenues primarily consist of SaaS and HaaS offerings, M&S services and professional services. Revenues related to the SaaS offerings are recorded over the performance period of the service and HaaS arrangements are accounted for under the guidance provided in ASC 840, Leases. M&S services generally consist of telephone, email, or live chat support, as well as updates and upgrades to the software licenses on an if and when available basis. Revenues from M&S are recorded ratably over the time of performance. Professional service revenue is recognized over time as services are delivered.
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
Operating expenses
Research and development. Research and development expenses consist primarily of wages and benefits for development personnel, third-party outsourcing costs, hosting fees, consulting fees, rent, and depreciation. We focus our research and development efforts on development of new products and enhancements and ease of use of our existing solutions. These efforts result in updated versions, while not changing the underlying technology. The majority of our research and development employees are located at our corporate headquarters in the U.S. and at our office in Canada. We expect that research and development expenses will increase in absolute dollars and as a percentage of revenue on an annual basis as we continue to enhance and expand our services.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(% of total revenue)
Consolidated statements of operations data:
Revenue:
Services	88.5%	86.5%	87.0%	87.1%
Product	11.5	13.5	13.0	12.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Services	23.6	25.9	23.8	26.3
Product	0.5	1.5	0.6	1.2
Amortization on intangible assets	5.6	3.6	4.8	3.2
Total cost of revenue	29.7	31.0	29.2	30.7
Gross profit	70.3	69.0	70.8	69.3
Operating expenses:
Research and development	20.2	18.5	19.9	18.3
General and administrative	17.3	18.6	19.7	20.4
Sales and marketing	28.4	38.9	29.6	39.6
Amortization on intangible assets	4.7	0.9	3.2	0.9
Restructuring charges	0.1	0.0	0.7	0.0
Total operating expenses	70.7	76.9	73.1	79.2
Loss from operations	(0.4)	(7.9)	(2.3)	(9.9)
Interest expense	(4.4)	(4.0)	(4.2)	(2.2)
Interest income	0.2	0.2	0.3	0.1
Other income (expense), net	0.3	1.6	0.1	1.0
Loss before income taxes	(4.3)	(10.1)	(6.1)	(11.0)
Provision (benefit) for income taxes	3.0	0.7	(10.5)	(12.0)
Net (loss) income	(7.3)%	(10.8)%	4.4%	1.0%
Comparison of the Three and Six Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Revenue:
Services	$68,814	$51,050	$17,764	34.8%	$123,388	$101,165	$22,223	22.0%
As a % of total revenue	88.5%	86.5%			87.0%	87.1%
Products	8,920	7,984	936	11.7%	18,372	14,968	3,404	22.7%
As a % of total revenue	11.5%	13.5%			13.0%	12.9%
Total revenue	$77,734	$59,034	$18,700	31.7%	$141,760	$116,133	$25,627	22.1%
Services revenue increased by $17.8 million and $22.2 million for the three and six month periods ended June 30, 2018 compared to the corresponding periods in 2017, primarily due to an increase in revenue from our recently acquired Mozy offerings.
Product revenue increased by $0.9 million and $3.4 million for the three and six month periods ended June 30, 2018 compared to the corresponding periods in 2017, primarily driven by increased sales of our software offerings.

Cost of revenue, gross profit, and gross margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Cost of revenue:
Services	$18,358	$15,266	$3,092	20.3%	$33,688	$30,549	$3,139	10.3%
Product	374	921	(547)	(59.4)%	931	1,367	(436)	(31.9)%
Amortization of intangible assets	4,325	2,124	2,201	103.6%	6,750	3,750	3,000	80.0%
Total cost of revenue	$23,057	$18,311	$4,746	25.9%	$41,369	$35,666	$5,703	16.0%
As a % of total revenue	29.7%	31.0%			29.2%	30.7%
Gross profit	$54,677	$40,723			$100,391	$80,467
Gross margin	70.3%	69.0%			70.8%	69.3%
Our total gross margin increased to 70.3% from 69.0% for the three month period ended June 30, 2018, as compared to the three month period ended June 30, 2017, and increased to 70.8% from 69.3% for the six month period ended June 30, 2018, as compared to the six month period ended June 30, 2017, driven principally by an increase in service revenue, offset by an increase in cost of services and amortization of developed technology.
Cost of services revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Cost of services revenue	$18,358	$15,266	$3,092	20.3%	$33,688	$30,549	$3,139	10.3%
As a % of service revenue	26.7%	29.9%			27.3%	30.2%
As a % of total revenue	23.6%	25.9%			23.8%	26.3%
Components of cost of services revenue:
Personnel-related costs	$7,446	$6,693	$753	11.3%	$14,090	$13,596	$494	3.6%
Hosting, depreciation and facilities costs	7,698	5,435	2,263	41.6%	13,046	10,843	2,203	20.3%
Software, consulting and other	3,214	3,138	76	2.4%	6,552	6,110	442	7.2%
Total cost of services revenue:	$18,358	$15,266	$3,092	20.3%	$33,688	$30,549	$3,139	10.3%
Cost of service revenue increased for the three month period ended June 30, 2018, as compared to the three month period ended June 30, 2017, primarily related to an increase of $1.0 million in depreciation and $1.1 million in hosted solutions costs included within hosting, depreciation and facilities costs.
Cost of service revenue increased for the six month period ended June 30, 2018, as compared to the six month period ended June 30, 2017, primarily related to an increase of $1.0 million in depreciation and $1.6 million in hosted solutions costs included within hosting, depreciation and facilities costs.
Cost of product revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Cost of product revenue	$374	$921	$(547)	(59.4)%	931	1,367	$(436)	(31.9)%
As a % of product revenue	4.2%	11.5%			5.1%	9.1%
As a % of total revenue	0.5%	1.5%			0.6%	1.2%
Cost of product revenue decreased for the three and six month periods ended June 30, 2018, as compared to the corresponding periods in 2017, primarily due to a decrease in hardware costs.

Amortization of intangible assets

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Amortization of intangible assets	$4,325	$2,124	$2,201	103.6%	$6,750	$3,750	$3,000	80.0%
As a % of total revenue	5.6%	3.6%			4.8%	3.2%
Amortization of intangible assets increased by $2.2 million and $3.0 million for the three and six month periods ended June 30, 2018, as compared to the corresponding periods in 2017, primarily due to an increase in developed technology amortization associated with the acquisition of Mozy that occurred in March 2018.
Operating expenses
Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Research and development	$15,719	$10,927	$4,792	43.9%	$28,238	$21,254	$6,984	32.9%
As a % of total revenue	20.2%	18.5%			19.9%	18.3%
Components of research and development:
Personnel-related costs	$11,626	$8,546	$3,080	36.0%	$20,700	$16,508	$4,192	25.4%
Outside services and consulting costs	2,334	926	1,408	152.1%	3,620	1,824	1,796	98.5%
Hosting and other	1,759	1,455	304	20.9%	3,918	2,922	996	34.1%
Total research and development:	$15,719	$10,927	$4,792	43.9%	$28,238	$21,254	$6,984	32.9%
Research and development expenses increased by $4.8 million for the three month period ended June 30, 2018, as compared to the three month period ended June 30, 2017, primarily due to a $3.1 million increase in personnel-related costs associated with an increase of $2.5 million in salaries and benefits and an increase of $0.6 million in stock-based compensation expense and an increase of $1.4 million in outside services and consulting costs, all of which is associated with the development of new products and enhancements and ease of use of our existing solutions.
Research and development expenses increased by $7.0 million for the six month period ended June 30, 2018, as compared to the six month period ended June 30, 2017, primarily due to a $4.2 million increase in personnel-related costs associated with an increase of $3.2 million in salaries and benefits and an increase of $1.0 million in stock-based compensation expense and an increase of $1.8 million in outside services and consulting costs, all of which is associated with the development of new products and enhancements and ease of use of our existing solutions.
General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
General and administrative	$13,460	$10,954	$2,506	22.9%	$27,920	$23,723	$4,197	17.7%
As a % of total revenue	17.3%	18.6%			19.7%	20.4%
Components of general and administrative:
Personnel-related costs	$7,155	$6,286	$869	13.8%	$13,829	$12,685	$1,144	9.0%
Professional fees	3,637	2,745	892	32.5%	8,737	7,550	1,187	15.7%
Consulting, taxes and other	2,668	1,923	745	38.7%	5,354	3,488	1,866	53.5%
Total general and administrative:	$13,460	$10,954	$2,506	22.9%	$27,920	$23,723	$4,197	17.7%

General and administrative expenses increased by $2.5 million for the three month period ended June 30, 2018, as compared to the three month period ended June 30, 2017, primarily related to a $0.9 million increase in acquisition-related expenses included within professional fees and a $0.5 million increase in stock-based compensation expense associated with the achievement of performance hurdles included within personnel-related costs.
General and administrative expenses increased by $4.2 million for the six month period ended June 30, 2018, as compared to the six month period ended June 30, 2017, primarily related to a $0.9 million increase in acquisition-related expenses included within professional fees, a $0.7 million increase in stock-based compensation expense primarily associated with the achievement of performance hurdles included within personnel-related costs, $0.5 million loss recorded on the sale of business and a $0.5 million increase in transactional tax expense owed to foreign tax authorities included within consulting, taxes and other.
Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Sales and marketing	$22,086	$22,963	$(877)	(3.8)%	$41,946	$46,034	$(4,088)	(8.9)%
As a % of total revenue	28.4%	38.9%			29.6%	39.6%
Components of sales and marketing:
Personnel-related costs	$9,974	$10,822	$(848)	(7.8)%	$19,475	$21,791	$(2,316)	(10.6)%
Advertising costs	4,211	4,432	(221)	(5.0)%	7,557	9,433	(1,876)	(19.9)%
Costs of credit card transactions and offering free trials	2,412	1,772	640	36.1%	4,462	3,525	937	26.6%
Marketing programs, consulting and other	5,489	5,937	(448)	(7.5)%	10,452	11,285	(833)	(7.4)%
Total sales and marketing:	$22,086	$22,963	$(877)	(3.8)%	$41,946	$46,034	$(4,088)	(8.9)%
Sales and marketing expenses decreased by $0.9 million for the three month period ended June 30, 2018, as compared to the three month period ended June 30, 2017. The decrease was primarily due to a $1.5 million decrease in personnel-related costs and marketing programs, consulting and other related to the adoption of Topic 606 as we now capitalize certain costs to obtain contracts with customers and amortize the costs over the period of benefit, offset by increased credit card processing fees of $0.5 million associated with the acquisition of Mozy.
Sales and marketing expenses decreased by $4.1 million for the six month period ended June 30, 2018, as compared to the six month period ended June 30, 2017. The decrease was primarily due to a $3.2 million decrease in personnel-related costs and marketing programs, consulting and other related to the adoption of Topic 606, as we now capitalize certain costs to obtain contracts with customers and amortize the costs over the period of benefit. Additionally, advertising costs decreased $1.9 million primarily as a result of a reduction in consumer-focused marketing campaigns.
Amortization of intangible assets

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Amortization of intangible assets	$3,652	$532	$3,120	586.5%	$4,591	$982	$3,609	367.5%
As a % of total revenue	4.7%	0.9%			3.2%	0.9%
Amortization of intangible assets increased by $3.1 million and $3.6 million for the three and six month periods ended June 30, 2018, as compared to the corresponding periods in 2017, primarily due to an increase in customer relationship amortization associated with the acquisition of Mozy that occurred in March 2018.

Restructuring

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Restructuring	$41	$—	$41	100.0%	$903	$—	$903	100.0%
As a % of total revenue	0.1%	—%			0.7%	0.0%
Restructuring expenses for the six month period ended June 30, 2018 was $0.9 million related to our October 2017 restructuring program, whereby we reduced our workforce in an effort to streamline operations and reduce operating costs. Refer to Note 13 - Restructuring, to our condensed consolidated financial statements included in this Quarterly Report for additional information.
Loss from operations
Operating loss for the three and six month period ended June 30, 2018 decreased compared to the corresponding periods ended June 30, 2017, primarily a result of an increase in revenue and decrease in sales and marketing expenses, all partially offset by increases in costs of revenue, research and development expenses, general and administrative expenses and restructuring expenses.
Non-operating (expense) income

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Interest expense	$(3,420)	$(2,373)	$(1,047)	44.1%	$(6,021)	$(2,595)	$(3,426)	132.0%
As a % of total revenue	(4.4)%	(4.0)%			(4.2)%	(2.2)%
Interest income	$169	$134	$35	26.1%	$413	$154	$259	168.2%
As a % of total revenue	0.2%	0.2%			0.3%	0.1%
Other income (expense), net	$183	$915	$(732)	(80.0)%	$195	$1,195	$(1,000)	(83.7)%
As a % of total revenue	0.3%	1.6%			0.1%	1.0%
Interest expense increased for the three month period ended June 30, 2018, as compared to the corresponding period in 2017, primarily due to interest expense of $0.9 million related to our Revolving Credit Facility entered into in March 2018.
Interest expense increased for the six month period ended June 30, 2018, as compared to the corresponding period in 2017, primarily due to an increase of interest expense of $2.6 million related to our Convertible Notes issued in April 2017 and $1.0 million of interest expense related to our Revolving Credit Facility entered into in March 2018.
Other income (expense), net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. Other income (expense), net decreased for the three and six month periods ended June 30, 2018 as compared to the corresponding periods in June 30, 2017, primarily due to exchange rate gains (losses) related to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions.
Benefit for income taxes
We recorded income tax provision of $2.3 million and $0.4 million for the three month periods ended June 30, 2018 and June 30, 2017, respectively. We recorded income tax (benefit) of ($14.9) million and ($14.0) million for the six month periods ended June 30, 2018 and June 30, 2017, respectively. Our income tax provision for the six month periods ended June 30, 2018 and June 30, 2017, is mainly composed of discrete tax benefits of $16.2 million and $14.6 million, respectively, related to the release of valuation allowance due to a net deferred tax liability recorded in the acquisitions of Mozy and DoubleTake, respectively, and is partially offset with foreign income tax expense. The U.S. net deferred tax liability recorded in the acquisitions of Mozy and DoubleTake primarily relates to non-tax deductible intangible assets recognized in the financial statements which generate a deferred tax liability. The net deferred tax liability established is estimated to be a source of income to utilize previously unrecognized deferred tax assets in the U.S. Therefore, the Company has recorded discrete tax benefits for the release of U.S. valuation allowance related to the deferred tax liability recorded in purchase accounting. The

U.S. maintains a valuation allowance on the overall U.S. net deferred tax asset as it is deemed more likely than not the U.S. net deferred tax asset will not be realized.
Other Financial Data
In addition to our results discussed above determined under GAAP, we believe that bookings, annual retention rate, renewal rate, and adjusted free cash flow are useful to investors in evaluating our operating performance. See the Performance Highlights section above for the table presenting certain Non-GAAP and other operational metric performance highlights for the three and six months ended June 30, 2018 and June 30, 2017. Management considers these financial and operating metrics critical to understanding our business, reviewing our historical performance, measuring and identifying current and future trends, and for planning purposes. Securities analysts also frequently use bookings and adjusted free cash flow as supplemental measures to evaluate the overall performances of companies.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$77,734	$59,034	$141,760	$116,133
Add change in deferred revenue and unbilled revenue, net of foreign exchange (excluding acquisitions, divestitures, impact of adopting Topic 606)	4,052	4,866	7,614	9,889
Bookings	$81,786	$63,900	$149,374	$126,022

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cash provided by operating activities	$13,555	$2,872	$16,846	$10,433
Subtract capital expenditures	(4,507)	(3,471)	(7,795)	(10,039)
Free cash flow	9,048	(599)	9,051	394
Add acquisition-related payments	3,681	2,659	5,328	3,889
Add restructuring-related payments	461	—	1,125	—
Add litigation-related payments	85	37	212	69
Adjusted free cash flow	$13,275	$2,097	$15,716	$4,352
Liquidity and Capital Resources
As of June 30, 2018, we had cash and cash equivalents of $71.0 million, of which $52.1 million was held in the United States and $18.9 million was held by our international subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay non-U.S. withholding taxes upon repatriation in certain non-U.S. jurisdictions. We currently do not expect to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to indefinitely reinvest our foreign earnings to fund our foreign subsidiaries.
Sources of funds
We believe, based on our current operating plan, that our existing cash and cash equivalents and cash provided by operations, as well as access to a Revolving Credit Facility that we entered into in March 2018 and proceeds from our July 2018 public offering of common stock, will be sufficient to meet our anticipated cash needs for the foreseeable future.
On April 4, 2017, we issued, in a private offering, $143.8 million aggregate principal amount of Convertible Notes. The Convertible Notes accrue interest at 2.50% per year, payable semiannually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2022, unless earlier repurchased, redeemed or converted.
In connection with the acquisition of Mozy, Inc., on March 19, 2018, we entered into a Revolving Credit Facility, which provides revolving credit financing of up to $130.0 million, including a $10.0 million sub-limit for letters of credit. The commitments under the Revolving Credit Facility may be increased by up to an additional $100.0 million plus an additional unlimited amount so long as the Company does not exceed a specified pro forma secured net leverage ratio, in either case provided the existing or additional lenders are willing to make such increased commitments and subject to other terms and conditions. The Revolving Credit Facility matures on the earlier of March 20, 2023 or 91 days prior to the maturity of the Company’s outstanding Convertible Notes. As of June 30, 2018, we had outstanding borrowings of $80.0 million under the Revolving Credit Facility.
On July 23, 2018, we completed public offering of an aggregate of 4,765,157 shares of common stock, par value $0.01 per share, at the public offering price of $37.50 per share. The net proceeds to us from the sale of the shares was $170.4 million, net of underwriting discounts and commissions and offering expenses. In addition, we granted the underwriters a 30-day option to purchase up to an additional 819,485 shares at the public offering price, less any underwriting discounts and commissions. The estimated net proceeds to us from the sale of the shares are expected to be approximately $199.8 million if the underwriters exercise the 30-day option in full. We intend to use the net proceeds from the offering to repay outstanding amounts under our Revolving Credit Facility and for general corporate purposes, including potential acquisitions. On July 30, 2018, we repaid $80.0 million of our outstanding borrowings under the Revolving Credit Facility with the net proceeds from the offering and had no outstanding amounts outstanding under the Revolving Credit Facility following such repayment.

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

Cash flows
The following table summarizes our net cash inflows (outflows) for the six months ended June 30, 2018 and June 30, 2017.

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$16,846	$10,433
Net cash used in investing activities	$(152,831)	$(71,445)
Net cash provided by financing activities	$79,041	$125,961
Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net income, growth in sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.
In the six months ended June 30, 2018, cash provided by operating activities was $16.8 million, which was driven by our net income of $6.3 million, an increase in deferred revenue of $9.1 million and a net adjustment for non-cash charges of $14.5 million, primarily comprised of $17.8 million of depreciation and amortization, $8.5 million of stock-based compensation expense, $3.1 million of non-cash interest expense related to the amortization of debt discount, $0.7 million related to a capitalized software impairment, and $0.9 million in amortization of deferred costs, partially offset by $16.3 million benefit for deferred income taxes and $0.2 million gain on disposal of equipment. These cash inflows were partially offset by a $9.4 million change in working capital and a $3.7 million decrease in other assets and liabilities.
In the six months ended June 30, 2017, cash provided by operating activities was $10.4 million, which was driven by our net income of $1.2 million, an increase in deferred revenue of $9.5 million and a net adjustment for non-cash charges of $1.7 million, primarily comprised of $10.4 million of depreciation and amortization, $6.0 million of stock-based compensation expense, $1.5 million of interest expense related to the non-cash interest expense related to the amortization of debt discount, offset by a gain on disposal of equipment of $0.9 million, benefit for deferred income taxes of $15.0 million and other non-cash items of $0.3 million. These cash inflows were partially offset by an increase in working capital of $2.0 million.

Investing activities
In the six months ended June 30, 2018, cash used in investing activities was $152.8 million, which was primarily driven by our payment of $144.6 million in connection with the acquisition of Mozy, capital expenditures of $7.8 million, a purchase of derivatives of $1.4 million, purchase of intangibles of $1.2 million, partially offset by proceeds from the maturities of derivatives of $1.7 million and proceeds from the sale of property and equipment and businesses of $0.5 million.
In the six months ended June 30, 2017, cash used in investing activities was $71.4 million, which was primarily driven by our payment of $60.2 million in connection with the acquisition of DoubleTake, capital expenditures of $10.0 million, a purchase of marketable securities and derivatives of $2.4 million, partially offset by proceeds from sale of property and equipment and businesses of $0.8 million and proceeds from maturities of marketable securities of $0.4 million.
Financing activities
In the six months ended June 30, 2018, cash provided by financing activities was $79.0 million, which was primarily driven by $88.1 million proceeds from long-term borrowings, net of debt issuance costs, $0.9 million proceeds from the exercise of stock options and $1.2 million proceeds from issuance of treasury stock under the employee stock purchase plan, partially offset by $10.0 million payment on our Revolving Credit Facility and $1.2 million payments of withholding taxes in connection with restricted stock activity.
In the six months ended June 30, 2017, cash provided by financing activities was $126.0 million, which was primarily driven by $177.8 million proceeds from long-term borrowings, net of debt issuance costs and $3.3 million proceeds from the exercise of stock options, partially offset by $39.2 million payments on long-term borrowings, $14.9 million repurchase of common stock and $1.0 million of payments of withholding taxes in connection with restricted stock vesting.
Off-balance sheet arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements.
Contractual obligations
The following table summarizes our contractual obligations at June 30, 2018 (in thousands):

	Payment Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible Notes principal	$143,750	$—	$—	$143,750	$—
Convertible Notes interest	14,375	3,594	7,187	3,594	—
Revolving Credit Facility principal (2)	80,000	—	—	80,000	—
Revolving Credit Facility interest (2) (3)	9,071	2,912	4,788	1,371	—
Office lease obligations	23,747	2,291	7,441	7,143	6,872
Data center lease obligations (4)	9,312	1,965	4,458	2,824	65
Hosted software solution obligations	2,513	1,046	1,467	—	—
Consulting obligations	807	807	—	—	—
Other purchase commitments	3,182	2,666	516	—	—
Total	$286,757	$15,281	$25,857	$238,682	$6,937
(1) The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with taxing authorities. There have been no material changes to our uncertain tax positions in the second quarter of 2018.

(2) On July 30, 2018, we repaid all outstanding borrowings under the Revolving Credit Facility.
(3) The interest payment periods and interest rates are variable related to the Revolving Credit Facility. The future interest payments disclosed above are estimated based on the interest rate and cadence of interest payments in effect as of June 30, 2018.

(4) Certain amounts in the table above relating to colocation leases for the Company's servers include usage based charges in addition to base rent.
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
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The Company's operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, liquidity and results of operations. There have been no material changes to the risks and uncertainties previously presented in "Item 1A. Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Sale of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

During the three months ended June 30, 2018, 17,738 shares of our common stock were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units. We did not repurchase any shares of our common stock pursuant to our previously-announced share repurchase program, which expired without being renewed on May 15, 2018. The following table is a summary of the Company's withholding of our common stock upon the vesting of restricted stock units in the second quarter of 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (2)
April 1, 2018 - April 30, 2018	—	$—	—	$5,214,409
May 1, 2018 - May 31, 2018	6,626	$30.85	—	$—
June 1, 2018 - June 30, 2018	11,112	$38.70	—	$—
	17,738		—

(1)
The average price per share for each of the months in the fiscal quarter was calculated by dividing (a) the sum for the aggregate value of the tax withholding obligations by (b) the sum of the number of shares withheld.

(2)	On May 15, 2018, the share repurchase program expired and was not renewed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibits
1.1
Underwriting Agreement, dated as of July 18, 2018, by and among Carbonite, Inc., the Selling Stockholder named therein, Barclays Capital, Inc., Jefferies LLC and RBC Capital Markets, LLC, as representatives of the underwriters. (incorporated by reference to Form 8-K filed with the SEC on July 20, 2018).

10.1	2011 Equity Award Plan, as amended.
10.2	Senior Executive Severance Plan, dated as of February 2, 2016, as amended.
10.3	Employee Severance Plan, as amended.
10.4	Form of Restricted Stock Unit Agreement under the 2011 Equity Award Plan.
10.5	Form of Performance-Based Restricted Stock Unit Award Agreement.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated:	August 3, 2018	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer

Dated:	August 3, 2018	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Accounting Officer