Form 10-Q
period 2018-09-30
Carbonite Inc
filed 2018-11-05
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
As of October 31, 2018, there were 34,557,930 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Carbonite, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2018	December 31, 2017
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$200,981	$128,231
Trade accounts receivable, less allowances for doubtful accounts of $1,758 and $994	32,582	22,219
Prepaid expenses and other current assets	10,059	6,823
Total current assets	243,622	157,273
Property and equipment, net	35,436	28,790
Other assets	13,072	804
Acquired intangible assets, net	126,501	44,994
Goodwill	155,258	80,958
Total assets	$573,889	$312,819
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,074	$10,842
Accrued compensation	9,398	9,892
Accrued expenses and other current liabilities	15,848	11,783
Short-term debt	116,640	—
Current portion of deferred revenue	121,270	100,241
Total current liabilities	267,230	132,758
Long-term debt	—	111,819
Deferred revenue, net of current portion	28,044	24,273
Other long-term liabilities	5,686	5,704
Total liabilities	300,960	274,554
Commitments and contingencies (Note 12)
Temporary equity	27,110	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 36,504,894 shares issued and 34,549,722 shares outstanding at September 30, 2018; 30,130,856 shares issued and 28,182,094 shares outstanding at December 31, 2017	365	301
Additional paid-in capital	420,383	233,343
Treasury stock, at cost (1,955,172 and 1,948,762 shares as of September 30, 2018 and December 31, 2017, respectively)	(27,837)	(26,616)
Accumulated other comprehensive income	1,529	581
Accumulated deficit	(148,621)	(169,344)
Total stockholders’ equity	245,819	38,265
Total liabilities, temporary equity and stockholders’ equity	$573,889	$312,819
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Revenue:
Services	$70,290	$52,966	$193,678	$154,131
Product	7,392	8,671	25,764	23,639
Total revenue	77,682	61,637	219,442	177,770
Cost of revenue:
Services	17,094	14,627	50,782	45,176
Product	417	760	1,348	2,127
Amortization of intangible assets	4,317	2,203	11,067	5,953
Total cost of revenue	21,828	17,590	63,197	53,256
Gross profit	55,854	44,047	156,245	124,514
Operating expenses:
Research and development	14,914	12,781	43,152	34,035
General and administrative	11,159	9,676	39,079	33,399
Sales and marketing	21,184	22,131	63,130	68,165
Amortization of intangible assets	3,924	553	8,515	1,535
Restructuring charges	357	—	1,260	—
Total operating expenses	51,538	45,141	155,136	137,134
Income (loss) from operations	4,316	(1,094)	1,109	(12,620)
Interest expense	(2,873)	(2,416)	(8,894)	(5,011)
Interest income	390	210	803	364
Other (expense) income, net	(147)	(66)	48	1,129
Income (loss) before income taxes	1,686	(3,366)	(6,934)	(16,138)
Provision (benefit) for income taxes	1,100	237	(13,777)	(13,750)
Net income (loss)	$586	$(3,603)	$6,843	$(2,388)
Net income (loss) per common share:
Basic	$0.02	$(0.13)	$0.23	$(0.09)
Diluted	$0.02	$(0.13)	$0.21	$(0.09)
Weighted-average number of common share outstanding:
Basic	32,876,529	27,795,858	29,965,390	27,714,273
Diluted	36,454,443	27,795,858	32,762,302	27,714,273
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$586	$(3,603)	$6,843	$(2,388)
Other comprehensive income (loss):
Foreign currency translation adjustments	438	(644)	948	(2,311)
Total other comprehensive income (loss)	438	(644)	948	(2,311)
Total comprehensive income (loss)	$1,024	$(4,247)	$7,791	$(4,699)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Operating activities
Net income (loss)	$6,843	$(2,388)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,622	16,039
Amortization of deferred costs	1,521	—
Gain on disposal of equipment	(245)	(893)
Impairment of capitalized software	653	906
Stock-based compensation expense	13,461	9,220
Benefit for deferred income taxes	(16,228)	(15,054)
Non-cash interest expense related to amortization of debt discount	4,712	2,943
Other non-cash items, net	136	(367)
Changes in assets and liabilities:
Accounts receivable	(7,001)	510
Prepaid expenses and other current assets	(2,281)	806
Other assets	(4,655)	(209)
Accounts payable	(5,811)	346
Accrued expenses and other current liabilities	3,341	(2,153)
Other long-term liabilities	(38)	32
Deferred revenue	9,784	7,593
Net cash provided by operating activities	33,814	17,331
Investing activities
Purchases of property and equipment	(9,927)	(11,944)
Proceeds from sale of property and equipment and businesses	657	1,231
Proceeds from maturities of derivatives	2,596	370
Purchases of derivatives	(1,403)	(4,829)
Payment for intangibles	(5,750)	—
Payment for acquisition, net of cash acquired	(144,597)	(69,798)
Net cash used in investing activities	(158,424)	(84,970)
Financing activities
Proceeds from exercise of stock options	1,139	4,158
Proceeds from issuance of common stock for secondary offering	199,302	—
Proceeds from issuance of treasury stock under employee stock purchase plan	1,215	—
Payments of withholding taxes in connection with restricted stock unit vesting	(2,154)	(1,504)
Proceeds from long-term borrowings, net of debt issuance costs	88,068	177,797
Payments on long-term borrowings	(90,000)	(39,200)
Repurchase of common stock	—	(14,964)
Net cash provided by financing activities	197,570	126,287
Effect of currency exchange rate changes on cash	(210)	1,490
Net increase in cash, cash equivalents and restricted cash	72,750	60,138
Cash, cash equivalents and restricted cash, beginning of period	128,231	59,287
Cash, cash equivalents and restricted cash, end of period	$200,981	$119,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

Supplemental disclosure of cash flow information
Cash paid for income taxes	$292	$917
Cash paid for interest	$2,965	$—
Supplemental disclosure of non-cash investing and financing activities:
Capitalization of stock-based compensation	$53	$166
Acquisition of property and equipment included in accounts payable and accrued expenses	$360	$2,650
Issuance of common stock for acquisition	$—	$5,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Nature of Business
Carbonite, Inc. ("we" or the “Company”) was incorporated in the State of Delaware on February 10, 2005 and provides backup, disaster recovery, high availability and workload migration solutions (the "Carbonite Data Protection Platform"). The Carbonite Data Protection Platform supports global businesses with secure cloud infrastructure.
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
Reclassifications
The Company adopted Accounting Standard Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), effective January 1, 2018. Restricted cash is defined as cash and cash equivalents subject to contractual restrictions and not readily available for use. The Company applied this standard retrospectively by reclassifying restricted cash to be presented with cash and cash equivalents on the condensed consolidated statement of cash flows. As of December 31, 2016, the restricted cash balance of $0.1 million related to a security deposit maintained for certain office space that was subleased to third parties. As of September 30, 2018 and December 31, 2017, the Company did not have a restricted cash balance reported within the condensed consolidated balance sheets.
The Company has reclassified certain prior period amounts in its condensed consolidated statements of operations to conform to the current period presentation. The reclassification relates to separately presenting amortization of intangible assets previously included within general and administrative and sales and marketing. For the three months ended September 30, 2017, the Company reclassified $0.1 million from general and administrative and $0.4 million from sales and marketing into the amortization of intangible assets caption within operating expenses. For the nine months ended September 30, 2017, the Company reclassified $0.3 million from general and administrative and $1.2 million from sales and marketing into the amortization of intangible assets caption within operating expenses.
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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company elected to early adopt ASU 2017-04 effective January 1, 2018, which did not have a material impact on the consolidated financial statements.
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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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
The adoption of the Topic 606 did not significantly impact the majority of the Company's offerings. Under the new guidance, the Company's revenue recognition associated with term licenses and software contracts with a minimum monthly royalty commitment is accelerated. Further, the Company has begun capitalizing certain incremental costs incurred in obtaining contracts with customers as an asset on the condensed consolidated balance sheets. These costs were previously expensed in the period they were incurred. The Company recorded a $13.9 million increase to retained earnings as of January 1, 2018, due to the cumulative impact of adopting Topic 606 on revenue from contracts with customers. Upon adoption, trade accounts receivable, net increased $2.2 million and deferred revenue decreased $4.0 million. Prepaid expenses and other current assets increased $1.5 million and other assets increased by $6.6 million primarily related to the capitalization of sales commissions. Deferred tax liabilities increased by $0.4 million due to temporary differences between the accounting and tax carrying values of the capitalized commissions. The impact of adopting Topic 606 to revenues for the three month and nine month periods ended September 30, 2018 was a decrease of $0.2 million and an increase of $1.3 million, respectively.
Changes in Accounting Policies as a result of adopting Topic 606
The Company primarily sells products and services as discussed below. Each category contains one or more performance obligation that is either (i) capable of being distinct (i.e., the customer can benefit from the good or service on its own or together with readily available resources, including those purchased separately from the Company) and distinct within the context of the contract (i.e., separately identifiable from other promises in the contract), or (ii) a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Aside from software licenses and hardware, which are delivered at a point in time, the majority of the Company’s other services are delivered over time.
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

Disaggregation of Revenue
The following table depicts disaggregated revenue for the three and nine months ended September 30, 2018, by type, customer type, sales channel, timing of revenue recognition, and geography (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Products	Services	Total	Products	Services	Total
Customer type
Consumer	$—	$24,917	$24,917	$—	$69,857	$69,857
Business	7,392	45,373	52,765	25,764	123,821	149,585
Total	$7,392	$70,290	$77,682	$25,764	$193,678	$219,442

Sales channel
Direct	$811	$48,841	$49,652	$2,891	$132,717	$135,608
Indirect	6,581	21,449	28,030	22,873	60,961	83,834
Total	$7,392	$70,290	$77,682	$25,764	$193,678	$219,442

Timing of revenue recognition
Transferred at a point in time	$7,392	$—	$7,392	$25,764	$—	$25,764
Transferred over time	—	70,290	70,290	—	193,678	193,678
Total	$7,392	$70,290	$77,682	$25,764	$193,678	$219,442

Geography
United States	$3,431	$62,663	$66,094	$11,725	$172,673	$184,398
Other	3,961	7,627	11,588	14,039	21,005	35,044
Total	$7,392	$70,290	$77,682	$25,764	$193,678	$219,442
Contract Assets and Liabilities
Contract assets are rights to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable once the rights become unconditional. The Company did not have contract assets as of September 30, 2018.
Contract liabilities (deferred revenue) primarily consist of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for its services in advance on a monthly and annual basis. The Company initially records fees associated with performance obligations delivered over time as deferred revenue and then recognizes revenue as performance obligations are satisfied. The Company classifies deferred revenue as current or noncurrent based on the timing revenue recognition. Changes in contract liabilities for the nine months ended September 30, 2018 are as follows (in thousands):

	Deferred Revenue (Short-term)	Deferred Revenue (Long-term)
Balance as of January 1, 2018	$96,243	$24,273
Increase, net	25,027	3,771
Balance as of September 30, 2018	$121,270	$28,044
For the three and nine months ended September 30, 2018, revenue recognized related to deferred revenue at January 1, 2018 was approximately $15.2 million and $84.0 million, respectively. Additionally, for the three and nine months ended September 30, 2018, the Company recognized $4.2 million and $11.0 million of revenue from deferred revenue related to the acquisition of Mozy, Inc. ("Mozy") on March 19, 2018, respectively.
On September 30, 2018, the Company had $161.5 million of remaining performance obligations. This amount does not include any variable consideration for sales or usage-based royalties. The Company expects to recognize 33.0% of its remaining performance obligations as revenue in the year ended December 31, 2018, an additional 53.0% for the year ended December 31, 2019 and the remaining balance thereafter.

Accounts Receivable, Net
Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $3.6 million and $4.2 million are included in this balance at January 1, 2018 and September 30, 2018, respectively. The payment of consideration related to these unbilled receivables is subjected only to the passage of time.
 Contract Costs
The Company also considered Topic 606 subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers (“subtopic 340-40”). Prior to adoption of Topic 606, the Company expensed costs to obtain and fulfill contracts with customers as incurred. Under subtopic 340-40, the Company capitalizes incremental costs incurred in obtaining contracts with customers if the amortization period is greater than one year. For costs that the Company would have capitalized and amortized over one year or less, the Company has elected to apply the practical expedient and expense these contract costs as incurred. These costs consist primarily of commissions paid when contracts are signed. For the three and nine months ended September 30, 2018, the Company capitalized $1.9 million and $6.0 million in costs to obtain contracts with customers, respectively, which are amortized on a straight-line basis over the period of benefit. The Company has defined the period of benefit to be the average customer life of six years. For the three and nine months ended September 30, 2018, the Company had amortization expense of $0.6 million and $1.5 million related to deferred costs, respectively. Amortization expense is included in sales and marketing expense in the condensed consolidated statements of operations. As of September 30, 2018, the Company has $2.5 million and $10.0 million in current and non-current deferred costs of obtaining contracts with customers, respectively.
Financial Statement Impact of Adopting Topic 606
The Company adopted Topic 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. The following table summarizes the effects of adopting Topic 606 on the Company's condensed consolidated balance sheet as of September 30, 2018 (in thousands):

	September 30, 2018
	As reported under Topic 606	Adjustments	Balances under Prior GAAP
Trade accounts receivable, net	$32,582	$(2,941)	$29,641
Prepaid expenses and other current assets	10,059	(2,499)	7,560
Other assets	13,072	(9,972)	3,100
Accrued expenses and other current liabilities	15,848	(222)	15,626
Current portion of deferred revenue	121,270	3,134	124,404
Deferred revenue, net of current portion	28,044	663	28,707
Other long-term liabilities	5,686	(349)	5,337
Accumulated other comprehensive income	1,529	139	1,668
Accumulated deficit	(148,621)	(18,777)	(167,398)
The following table summarizes the effects of adopting Topic 606 on the Company's condensed consolidated income statement for the three and nine months ended September 30, 2018 (in thousands, except per share amounts):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported under Topic 606	Adjustments	Balances under Prior GAAP	As reported under Topic 606	Adjustments	Balances under Prior GAAP
Revenue	$77,682	$194	$77,876	$219,442	$(1,257)	$218,185
General and administrative	11,159	—	11,159	39,079	(595)	38,484
Sales and marketing	21,184	1,298	22,482	63,130	4,458	67,588
Provision (benefit) for income taxes	1,100	(106)	994	(13,777)	(222)	(13,999)
Net income (loss)	586	(998)	(412)	6,843	(4,898)	1,945
Net income (loss) per share - basic	0.02	(0.03)	(0.01)	0.23	(0.17)	0.06
Net income (loss) per share - diluted	0.02	(0.03)	(0.01)	0.21	(0.15)	0.06

The adjustment to the general and administrative caption above relates to a sale of assets recorded in the nine months ended September 30, 2018. The deferred revenue divested as part of the sale was $0.6 million higher under prior GAAP. This resulted in an adjustment between Topic 606 and prior GAAP related to the $0.6 million change in deferred revenue and gain (loss) on the sale of the assets.
The adoption of ASC 606 did not affect the Company's reported total amounts of cash flows from operating, investing and financing activities in its condensed consolidated statement of cash flows.
Revision of Prior Period Amounts
The Company has revised certain prior period amounts in its condensed consolidated statements of operations. In connection with the Company’s adoption of Topic 606, the Company determined that product revenue has historically exceeded 10% of total revenue and therefore should have been previously stated separately from services revenue. The Company has revised to correctly present the services and products components of revenue and cost of revenue in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017. The revision also includes presenting as a separate caption within costs of revenue, the amortization of intangible assets, which was previously included in the total cost of revenue. These revisions did not affect reported total revenue, total cost of revenue, loss from operations, net income or net income per share, the Company's cash flows; or any balance sheet line item. The effect of the revisions to the condensed consolidated statements of operations for the three and nine months ended September 30, 2017, is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenue:
Services	$—	$52,966	$52,966	$—	$154,131	$154,131
Product	—	8,671	8,671	—	23,639	23,639
Total revenue	61,637	—	61,637	177,770	—	177,770
Cost of revenue:
Services	—	14,627	14,627	—	45,176	45,176
Product	—	760	760	—	2,127	2,127
Amortization of intangible assets	—	2,203	2,203	—	5,953	5,953
Total cost of revenue	17,590	—	17,590	53,256	—	53,256
4. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method. For the periods in which the Company incurred a net loss, the effect of the Company's outstanding common stock equivalents were not included in the calculation of diluted loss per share as they were anti-dilutive. Accordingly, basic and diluted net loss per share for those periods were identical.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$586	$(3,603)	$6,843	$(2,388)
Denominator:
Weighted average common shares outstanding, basic	32,876,529	27,795,858	29,965,390	27,714,273
Effect of potential dilutive common shares	3,577,914	—	2,796,912	—
Weighted average shares outstanding, diluted	36,454,443	27,795,858	32,762,302	27,714,273
Basic net income (loss) per share	$0.02	$(0.13)	$0.23	$(0.09)
Diluted net income (loss) per share	$0.02	$(0.13)	$0.21	$(0.09)
The Company has the ability and intent to settle the principal of the convertible senior notes (the "Convertible Notes"), issued in April 2017, in cash. As the Company's common stock price exceeded the $25.84 conversion price during the three and nine months ended September 30, 2018, the Company has included the dilutive effect of shares in excess of the principal amount in the calculation of diluted net income per share as of September 30, 2018, using the treasury stock method.
The following options to purchase common shares, restricted stock units/awards and shares of common stock purchasable under the Company’s 2017 Employee Stock Purchase Plan (“2017 ESPP”) have been excluded from the computation of diluted net income per share because they had an anti-dilutive impact, or because they related to share-based awards that were contingently issuable, for which the applicable vesting conditions had not been satisfied:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options to purchase common shares (1)	—	1,235,774	—	1,235,774
Restricted stock units/awards	—	1,860,681	61,960	1,860,681
Total	—	3,096,455	61,960	3,096,455
(1) These balances include shares purchasable under the Company's 2017 ESPP which were determined to be anti-dilutive.
5. Fair Value of Financial Instruments
Derivative Instruments
Non-designated Foreign Currency Contracts
The Company uses foreign currency forward contracts as part of its strategy to manage exposure related to Euro denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging. Accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in the condensed consolidated balance sheets, with changes in the fair value recorded in earnings as other income (expense), net in the condensed consolidated statements of operations. Cash flows from the settlement of these non-designated foreign currency contracts are reported in cash flows from investing activities. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At September 30, 2018 and December 31, 2017, the Company had outstanding contracts with a total notional value of $44.5 million and $47.8 million, respectively.

The following table provides a quantitative summary of the fair value of derivative instruments not designated as hedging instruments as of September 30, 2018 and December 31, 2017 (in thousands):

		Fair Value
Description	Balance Sheet Classification	September 30, 2018	December 31, 2017
Derivative assets:
Non-Designated hedging instruments
Foreign currency contracts	Prepaid expenses and other current assets	$369	$—
Total derivative assets		$369	$—

Derivative liabilities:
Non-designated hedging instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$—	$439
Total derivative liabilities		$—	$439
The following table summarizes the gains (losses) related to derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2018 and 2017 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Description	Location in Statement of Operations	2018	2017	2018	2017
Foreign currency contracts	Other income (expense), net	$492	$(1,430)	$2,000	$(4,660)
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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$156,469	$—	$—	$156,469	$96,295	$—	$—	$96,295
Foreign currency exchange contracts	—	369	—	369	—	—	—	—
Total	$156,469	$369	$—	$156,838	$96,295	$—	$—	$96,295
Liabilities:
Foreign currency exchange contracts	—	—	—	$—	—	439	—	$439
Total	$—	$—	$—	$—	$—	$439	$—	$439
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
The Company estimates the fair value of its Convertible Notes using quoted market prices in an inactive market on the last trading day of the reporting period. The Convertible Notes have been classified as Level 2 within the fair value hierarchy. The principal amount, carrying value (the carrying value excludes the equity component of the Convertible Notes) and related estimated fair value of the Company's Convertible Notes reported in the condensed consolidated balance sheet as of September 30, 2018 are as follows (in thousands):

	September 30, 2018
	Principal	Carrying Value	Fair Value
Convertible notes	$143,750	$116,640	$213,069
The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturities.
Non-Recurring Fair Value Measures
Certain non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. Such fair value measures are considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. During the nine months ended September 30, 2018, the Company recorded an impairment charge of $0.7 million related to internally developed software costs which were no longer recoverable as the project was discontinued. The Company recorded the impairment charge in the cost of revenue, research and development, sales and marketing, and general and administrative captions in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2017, the Company recorded an impairment charge of $0.9 million related to a capitalized software project that was discontinued. The Company recorded the impairment charge in the research and development caption in the condensed consolidated statements of operations.
6. Acquisitions
Acquisition-Related Expenses
In the three months ended September 30, 2018 and 2017, acquisition-related expenses were $0.2 million and $0.2 million, respectively. In the nine months ended September 30, 2018 and 2017, acquisition-related expenses were $5.7 million and $3.9 million, respectively. Acquisition-related expenses have been included primarily in general and administrative expenses in the condensed consolidated statements of operations. The Company's current year acquisition costs relate to the acquisition of Mozy and the prior year acquisition costs relate to the acquisitions of Datacastle Corporation ("Datacastle") and DoubleTake Software, Inc. ("DoubleTake").

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
The purchase price allocation is considered preliminary, and additional adjustments may be recorded during the measurement period in accordance with FASB’s guidance regarding business combinations. The purchase price allocation will be finalized as the Company receives additional information relevant to the acquisition related to the deferred tax assets and liabilities. The Company expects a release of the U.S. valuation allowance corresponding to any potential measurement period adjustments that impact the net U.S. deferred tax liability. During the second quarter of 2018, the Company recorded a measurement period adjustment in its condensed consolidated balance sheet associated with receiving additional information regarding the opening balance sheet as of March 19, 2018, the date of the acquisition. The measurement period adjustment was recorded as a $1.2 million decrease to goodwill, with an offsetting decrease to deferred tax liabilities of $1.4 million, an increase to deferred revenue of $0.1 million and a decrease to intangible assets of $0.1 million. The following table summarizes the preliminary purchase price allocation, which reflects the measurement period adjustments recorded in the second quarter of 2018 (in thousands):

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
For the three and nine months ended September 30, 2018, the operating results of Mozy, which are included in the Company's condensed consolidated statements of operations since the date of acquisition, include $15.8 million and $33.1 million of Mozy subscription revenue, respectively. Mozy subscription revenue does not include revenue associated with Mozy customers that have transitioned to Carbonite branded offerings. The Company has determined that disclosing the amount of Mozy related expenses included in the condensed consolidated statements of operations is impracticable, as certain operations of Mozy were integrated into the operations of the Company.
Pro Forma Financial Information
The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Mozy for the nine month periods ended September 30, 2018 and 2017 and the three month period ended September 30, 2017 as if the acquisition of Mozy had been completed on January 1, 2017. There was no pro forma impact during the three months ended September 30, 2018. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustment for deferred revenue, additional annual interest expense resulting from interest on the Revolving Credit Facility to finance the acquisition of Mozy, reversal of depreciation expense resulting from the application of fair value measurement to acquired property and equipment and adjustments relating to the tax effect of combining the Carbonite and Mozy businesses.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2018	2017
Pro forma revenue	$78,501	$234,450	$227,722
Pro forma net (loss) income	$(2,569)	$9,981	$(4,992)
Pro forma net (loss) income per common share:
Basic	$(0.09)	$0.33	$(0.18)
Diluted	$(0.09)	$0.30	$(0.18)

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
Pro Forma Financial Information (unaudited)
The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and DoubleTake for the nine months ended September 30, 2017 as if the acquisition of DoubleTake had been completed on January 1, 2017. There was no pro forma impact for the three month period ended September 30, 2017. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustment for deferred revenue, elimination of interest expense with a promissory note due to the parent company, and adjustments relating to the tax effect of combining the Carbonite and DoubleTake businesses.
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

Nine Months Ended September 30,
2017
Pro forma revenue	$181,051
Pro forma net loss	$(2,423)
Pro forma net loss per common share:
Basic	$(0.09)
Diluted	$(0.09)
7. Goodwill and Acquired Intangible Assets
As of September 30, 2018 and December 31, 2017, the carrying amount of goodwill was $155.3 million and $81.0 million, respectively. The following is a rollforward of the Company's goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2017	$80,958
Goodwill acquired	74,753
Goodwill divested	(29)
Effect of foreign exchange rates	(424)
Balance as of September 30, 2018	$155,258

Acquired intangible assets consist of the following (in thousands):

		September 30, 2018			December 31, 2017
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology-related	4.3	$59,106	$22,042	$37,064	$46,833	$12,504	$34,329
Customer relationships	6.8	97,025	9,933	87,092	11,295	3,361	7,934
Trade names	2.8	3,760	1,415	2,345	3,677	946	2,731
Non-compete agreements	0.0	—	—	—	230	230	—
Total	4.7	$159,891	$33,390	$126,501	$62,035	$17,041	$44,994
The Company recorded amortization expense of $8.2 million and $2.8 million for the three months ended September 30, 2018 and 2017, respectively; and $19.6 million and $7.5 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization relating to developed technology is recorded within a separate line within cost of revenue and amortization of customer relationships, trade names and non-compete agreements are recorded within a separate line within operating expenses. Future estimated amortization expense of acquired intangibles as of September 30, 2018 is as follows (in thousands):

Remainder of 2018	$8,491
2019	27,274
2020	22,422
2021	21,259
2022	15,356
Thereafter	31,699
$126,501
On October 3, 2017, the Company entered into a license and distribution agreement for technology to be utilized in future product offerings. As consideration for granting the license, the Company agreed to pay $7.0 million in three separate milestone payments. The Company paid $1.25 million upon transfer of all licensed materials in October 2017. A second $1.25 million progress payment was made in January 2018. The third milestone was achieved in June 2018 upon the completion and acceptance of certain deliverables. The payment of the third milestone of $4.5 million was made in July 2018. Under ASC 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed, these costs are capitalized as incurred and amortized over their estimated useful life on a straight-line basis. During the nine months ended September 30, 2018, the Company capitalized $5.8 million of costs associated with purchased software. As the product was released in late September, the amortization of these development costs will begin in October 2018 on a straight-line basis over the estimated useful life of the software, which was determined to be seven years.
8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued tax liabilities	$3,934	$2,280
Accrued consulting and professional fees	3,490	2,162
Accrued interest	1,862	898
Accrued sales and marketing	1,509	1,124
Accrued facilities	1,435	1,002
Accrued restructuring	333	688
Accrued other expenses	3,285	3,629
Total accrued expenses	$15,848	$11,783

Additionally, the Company accrued $9.4 million and $9.9 million related to accrued compensation as of September 30, 2018 and December 31, 2017, respectively.
9. Stockholders' Equity
Share Repurchase Program
On May 11, 2015, the Company's Board of Directors authorized a $20.0 million and subsequently increased to $30.0 million share repurchase program, effective from May 15, 2015 through May 15, 2018. On May 15, 2018, the share repurchase program expired and was not renewed by the Company.
The Company did not make any repurchases under the program during the nine months ended September 30, 2018 or the three months ended September 30, 2017. The Company made the following repurchases during the nine months ended September 30, 2017:

Nine Months Ended September 30,
2017
(total cost, in thousands)
Number of shares repurchased	767,400
Average repurchase price per share	$19.50
Total cost	$14,964
Secondary Offering
On July 23, 2018, 4,765,157 shares of common stock, with a par value $0.01 per share, were issued and sold in a public offering by the Company. Additionally, the underwriters exercised their full 30-day option on August 16, 2018 and an additional 819,485 shares were issued and sold. Proceeds of $199.3 million were recognized by the Company, net of underwriting discounts and commissions and offering expenses paid. The net proceeds recognized less the par value of the shares issued were recorded within additional paid-in capital in the Company's condensed consolidated balance sheets.
10. Stock-based Awards
Employee Stock Purchase Plan
On May 18, 2017, the Company's stockholders approved the 2017 ESPP. Under the 2017 ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at the lesser of 85% of the beginning or ending withholding period fair market value as defined in the 2017 ESPP. There are two six-month withholding periods in each fiscal year. As of September 30, 2018, rights to acquire 484,185 shares of common stock were available for issuance under the 2017 ESPP.
Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$416	$287	$1,154	$787
Research and development	1,022	590	2,756	1,304
General and administrative	2,656	1,860	7,274	5,800
Sales and marketing	889	517	2,277	1,329
Total stock-based compensation expense	$4,983	$3,254	$13,461	$9,220
11. Income Taxes
The Company's effective income tax rates were 65.2% and (7.0)% for the three months ended September 30, 2018 and 2017, respectively. The Company's effective income tax rates were 198.7% and 85.2% for the nine months ended September 30, 2018 and 2017, respectively. The Company's effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the nine months ended September 30, 2018, the effective income tax rate varied from the statutory income tax rate principally due to the release of U.S. valuation allowance as a result of the acquisition of Mozy and pre-tax book losses in the U.S. and Switzerland that cannot be benefited. The tax benefit recognized during the nine months ended September 30, 2018, consists of a tax benefit for a U.S. valuation allowance release that is partially offset by foreign tax expense. The tax provision recognized during the three months ended September 30, 2018, consists primarily of foreign tax expense.
The Company's effective income tax rate in the three months ended September 30, 2018 differed from the three months ended September 30, 2017, primarily due to an increase in worldwide pre-tax income in addition to an increase in foreign tax expense. The Company's effective income tax rate in the nine months ended September 30, 2018 differed from the nine months ended September 30, 2017, primarily due to the partial release of U.S. valuation allowance due to a net deferred tax liability recorded in the acquisition of Mozy. The U.S. net deferred tax liability primarily relates to non-tax deductible intangible assets recognized in the financial statements which generate a deferred tax liability. The net deferred tax liability established is estimated to be a source of income to utilize previously unrecognized deferred tax assets in the U.S. Therefore, the Company has recorded a discrete tax benefit of $16.2 million and $14.6 million in the nine months ended September 30, 2018 and 2017, respectively, for the release of valuation allowance related to the deferred tax liability recorded in purchase accounting. The U.S. maintains a valuation allowance on the overall U.S. net deferred tax asset as it is deemed more likely than not the U.S. net deferred tax asset will not be realized.
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
In response to the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows registrants to record provisional amounts during a measurement period, not to extend beyond one year. Pursuant to SAB 118, the Company will complete the accounting for the tax effects of all of the provisions of the Tax Act within the required measurement period not to extend beyond one year from the enactment date. As of September 30, 2018, the Company has concluded on the impact of the federal rate change, refundable Federal Alternative Minimum Tax ("AMT") credit, and the one-time tax on unrepatriated foreign earnings. There have been no changes in estimates or additional guidance issued during the nine months ended September 30, 2018 which would change the Company's assessment of the tax impacts recorded as of the year ended December 31, 2017. The Company is still analyzing both the Federal and state impacts of the Tax Act on certain foreign-sourced sales and earnings, limitations on the deductibility of interest expense and executive compensation, limitations on the deductibility of meals and entertainment, as well as other items changed in the Tax Act.
12. Commitments and Contingencies
Operating Leases
The Company leases facilities under leases that expire at varying dates through 2029. Certain of these leases contain renewal options and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
The Company has lease agreements to rent office space in Boston, Massachusetts (corporate headquarters); Salt Lake City, Utah; and Indianapolis, Indiana as well as various other locations in North America and Europe. The Company has lease agreements to rent data center space in Ashburn, Virginia; Chandler, Arizona; and Phoenix, Arizona as well as various other locations in North America and Europe. Additionally, the Company has data center colocation agreements in place to rent colocation space. In August 2018, the Company entered into a new lease agreement for its Oakville, Canada office. The lease will commence on April 1, 2019 and expires on March 31, 2029. The terms of several of these leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases.
Rent expense was $2.1 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively, and $6.6 million and $6.6 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, $4.2 million and $4.7 million, respectively, was included in accrued expenses and other current liabilities and other long-term liabilities related to the deferred rent.

Future non-cancellable minimum lease payments under all operating leases as of September 30, 2018, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases (1)	Total
Remainder of 2018	$1,277	$985	$2,262
2019	4,578	2,488	7,066
2020	4,320	2,056	6,376
2021	4,220	2,056	6,276
2022	4,006	768	4,774
Thereafter	10,340	64	10,404
Total	$28,741	$8,417	$37,158
(1) Certain amounts in the table above relating to colocation leases for the Company's servers include usage based charges in addition to base rent.
Other Non-cancellable Commitments
As of September 30, 2018, the Company had non-cancellable commitments to vendors primarily consisting of hosted software, consulting, advertising, marketing and broadband services contracts, as follows (in thousands):

Years Ended December 31,
Remainder of 2018	$4,615
2019	1,996
2020	638
2021	—
2022	—
Total	$7,249
Litigation
On February 27, 2017, a non-practicing entity named Realtime Data LLC (“Realtime Data”) filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that the Company’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against the Company sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the United States District Court for the Eastern District of Texas transferred the case to the United States District Court of Massachusetts. Realtime Data has filed several patent suits against several other companies around the country, and one or more of the asserted patents are currently in various stages of other litigations and/or United States Patent and Trademark Office ("USPTO") post-grant proceedings. The Company has requested the Court stay the case pending USPTO post-grant proceedings as to some of the asserted patents, and to bifurcate claim construction proceedings so as to have an early claim construction hearing on certain claim terms. No trial date has been set. The Company intends to defend itself vigorously. The Company has not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and the Company remains unable to reasonably estimate a possible loss or range of loss associated with this litigation.

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
13. Restructuring

In October 2017, the Company initiated a restructuring program ("2017 Plan") to streamline operations and reduce operating costs. The Company has incurred restructuring charges totaling $1.8 million related to employee severance under the

2017 Plan and does not expect to incur any additional charges under the 2017 Plan. The remaining payments under the 2017 Plan are expected to be completed by the end of fiscal year 2018.

In the third quarter of 2018, the Company incurred restructuring expenses related to lease exit charges from a data center facility that was exited during the quarter, as the Company determined to consolidate select data center space. The remaining payments related to the exited facility will be paid through the end of fiscal year 2018. The following table summarizes the Company's restructuring activities for the nine months ended September 30, 2018 (in thousands):

	Employee Severance and Related Costs	Facilities Related Costs	Total
Accrued restructuring as of December 31, 2017	$688	$—	$688
Charges	793	467	1,260
Cash payments	(1,329)	(257)	(1,586)
Non-cash and other adjustments	(29)	—	(29)
Accrued restructuring as of September 30, 2018	$123	$210	$333

The Company did not record any restructuring charges for the three or nine months ended September 30, 2017, nor did the Company did have any amounts accrued related to restructuring charges as of September 30, 2017.
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
During the nine months ended September 30, 2018, the Company repaid $90.0 million of its outstanding borrowings under the Revolving Credit Facility. As of September 30, 2018, the Company had no outstanding borrowings under the facility. The Revolving Credit Facility also contains certain financial covenant ratios related to leverage and interest coverage that the Company must maintain. As of September 30, 2018, the Company was in compliance with these covenants.
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

September 30, 2018
Liability component:
Principal	$143,750
Less: debt issuance costs	(611)
Less: debt discount	(26,499)
Net carrying amount	$116,640
Equity component (1)	$31,451
(1) As of September 30, 2018, a portion of the equity component was reclassified out of additional paid-in capital into temporary equity on the condensed consolidated balance sheet.

The Convertible Notes were convertible during the third quarter 2018 and are convertible in the fourth quarter of 2018, as the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ended on June 30, 2018 and September 30, 2018 (immediately preceding calendar quarters) were greater than or equal to 130% of the conversion price on each applicable trading day. Accordingly, the net carrying amount of the Convertible Notes is classified as a current liability and a portion of the equity component representing the conversion option was classified as temporary equity in the Company's condensed consolidated balance sheets as of September 30, 2018. The portion of the equity component classified as temporary equity was $27.1 million and is measured as the difference between the amount of cash deliverable upon conversion (i.e., principal value of the Convertible Notes) and net carrying amount of liability-classified component of the Convertible Notes.
For the three and nine months ending September 30, 2018 and 2017, the Company incurred total interest expense associated with the Convertible Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense related to contractual interest coupon	$898	$898	$2,695	$1,757
Interest expense related to accretion of the discount	1,611	1,477	4,712	2,943
Interest expense related to debt issuance costs	37	34	109	68
Total	$2,546	$2,409	$7,516	$4,768
As of September 30, 2018, the net carrying value of the Convertible Notes was $116.6 million, which is net of unamortized debt issuance costs of $0.6 million. The effective interest rate on the Convertible Notes, including amortization of debt issuance costs and accretion of the discount, is 8.7%. Based on the Company's stock price on September 30, 2018, the if-converted value of the Convertible Notes exceeded the principal amount by $54.6 million. As of September 30, 2018, no conversion options had been exercised.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our ability to integrate acquisitions into our operations and achieve the expected benefits of such acquisitions, our ability to profitably attract new customers and retain existing customers, our dependence on the market for cloud backup services, our ability to manage growth, changes in economic or regulatory conditions or other trends affecting the Internet and the information technology industry, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview
We are a leading provider of backup, disaster recovery, high availability and workload migration solutions (the "Carbonite Data Protection Platform"). The Carbonite Data Protection Platform supports global businesses with secure cloud infrastructure.
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
On July 23, 2018, we issued and sold 4,765,157 shares of common stock in a public offering. An additional 819,485 shares were issued and sold pursuant to the underwriters' 30-day option on August 16, 2018. Proceeds of $199.3 million were recognized, net of underwriting discounts, commissions and offering expenses paid.
Our operating costs continue to grow as we invest in strategic acquisitions, new customer acquisition, cross-sell efforts, and research and development. We expect to continue to devote substantial resources to integration, global expansion, customer acquisition, and product innovation. In October 2017, we initiated a restructuring program ("2017 Plan") to streamline operations and reduce operating costs. Since October 2017, we have recorded restructuring charges of $1.8 million for employee severance related to the reduction of our workforce. We do not expect to incur any additional charges under the 2017 Plan and the remaining payments under the 2017 Plan are expected to be completed by the end of fiscal year 2018.
For the majority of our business, we defer revenue over our customers’ subscription periods but expense marketing costs as incurred. Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606") which impacts the recognition of costs incurred in obtaining contracts with customers. Under Topic 606, we amortize these costs, which primarily relate to commissions, over the period of benefit. While we have experienced periods of GAAP operating income, we may continue to incur GAAP operating losses in future periods.
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
Performance Highlights
For the three and nine months ended September 30, 2018 and 2017, we had the following results:

•
Revenue for the three months ended September 30, 2018 was $77.7 million, an increase of 26% from $61.6 million for the three months ended September 30, 2017. Revenue for the nine months ended September 30, 2018 was $219.4 million, an increase of 23% from $177.8 million for the nine months ended September 30, 2017.

•
Cash flow from operations for the three months ended September 30, 2018 was $17.0 million, compared to $6.9 million for the three months ended September 30, 2017. Cash flow from operations for the nine months ended September 30, 2018 was $33.8 million, compared to $17.3 million for the nine months ended September 30, 2017.

The following table presents our performance highlights for certain non-GAAP and other key metrics for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except percentage data)
Key metrics (1):
Bookings	$78,795	$59,665	$228,169	$185,687
Annual retention rate	86%	86%	86%	86%
Renewal rate	84%	86%	84%	85%
Adjusted free cash flow	$17,251	$6,015	$32,967	$10,367
(1) See the Key Business Metrics section above for the definition of these key metrics, and refer to the Other Financial Data section below for the reconciliation of bookings and adjusted free cash flow to the most directly comparable financial measures presented in accordance with GAAP.

The following table presents our bookings by type of customer for the periods presented:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2018	2017	%	2018	2017	%
	(in thousands, except percentage data)
Business	$53,446	$40,229	33%	$153,770	$123,303	25%
Consumer	25,349	19,436	30%	74,399	62,384	19%
Total bookings	$78,795	$59,665	32%	$228,169	$185,687	23%
Our bookings increased by $19.1 million and $42.5 million for the three and nine month periods ended September 30, 2018 compared to the corresponding periods ended September 30, 2017 primarily due to bookings from our recently acquired Mozy offerings. We expect total bookings to increase primarily driven by growth in business bookings.
Key Components of our Consolidated Statements of Operations
Revenue
Services. Services revenues consist of SaaS and HaaS offerings, M&S services and professional services. Revenues related to the SaaS offerings are recorded over the performance period of the service and HaaS arrangements are accounted for under the guidance provided in ASC 840, Leases. M&S services generally consist of telephone, email, or live chat support, as well as updates and upgrades to the software licenses on an if and when available basis. Revenues from M&S are recorded ratably over the time of performance. Professional service revenue is recognized over time as services are delivered.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(% of total revenue)
Consolidated statements of operations data:
Revenue:
Services	90.5%	85.9%	88.3%	86.7%
Product	9.5	14.1	11.7	13.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Services	22.0	23.7	23.2	25.4
Product	0.5	1.2	0.6	1.2
Amortization of intangible assets	5.6	3.6	5.0	3.4
Total cost of revenue	28.1	28.5	28.8	30.0
Gross profit	71.9	71.5	71.2	70.0
Operating expenses:
Research and development	19.2	20.7	19.7	19.1
General and administrative	14.4	15.7	17.8	18.8
Sales and marketing	27.3	35.9	28.7	38.3
Amortization of intangible assets	5.0	0.9	3.9	0.9
Restructuring charges	0.4	0.0	0.6	0.0
Total operating expenses	66.3	73.2	70.7	77.1
Income (loss) from operations	5.6	(1.7)	0.5	(7.1)
Interest expense	(3.7)	(3.9)	(4.1)	(2.8)
Interest income	0.5	0.3	0.4	0.2
Other (expense) income, net	(0.2)	(0.1)	0.0	0.6
Income (loss) before income taxes	2.2	(5.4)	(3.2)	(9.1)
Provision (benefit) for income taxes	1.4	0.4	(6.3)	(7.8)
Net income (loss)	0.8%	(5.8)%	3.1%	(1.3)%

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Revenue:
Services	$70,290	$52,966	$17,324	32.7%	$193,678	$154,131	$39,547	25.7%
As a % of total revenue	90.5%	85.9%			88.3%	86.7%
Product	7,392	8,671	(1,279)	(14.8)%	25,764	23,639	2,125	9.0%
As a % of total revenue	9.5%	14.1%			11.7%	13.3%
Total revenue	$77,682	$61,637	$16,045	26.0%	$219,442	$177,770	$41,672	23.4%
Services revenue increased by $17.3 million and $39.5 million for the three and nine month periods ended September 30, 2018 compared to the corresponding periods in 2017, primarily due to an increase in revenue from our recently acquired Mozy offerings.
Product revenue decreased by $1.3 million for the three month period ended September 30, 2018 compared to the corresponding period in 2017, primarily driven by the timing of revenue recognition of certain product offerings that were accelerated in the first half of 2018 under Topic 606. Product revenue increased by $2.1 million for the nine month period ended September 30, 2018 compared to the corresponding period in 2017, primarily driven by the timing of revenue recognition of certain product offerings that were accelerated under Topic 606.
Cost of revenue, gross profit, and gross margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Cost of revenue:
Services	$17,094	$14,627	$2,467	16.9%	$50,782	$45,176	$5,606	12.4%
Product	417	760	(343)	(45.1)%	1,348	2,127	(779)	(36.6)%
Amortization of intangible assets	4,317	2,203	2,114	96.0%	11,067	5,953	5,114	85.9%
Total cost of revenue	$21,828	$17,590	$4,238	24.1%	$63,197	$53,256	$9,941	18.7%
As a % of total revenue	28.1%	28.5%			28.8%	30.0%
Gross profit	$55,854	$44,047			$156,245	$124,514
Gross margin	71.9%	71.5%			71.2%	70.0%
Our total gross margin increased to 71.9% from 71.5% for the three month period ended September 30, 2018, as compared to the three month period ended September 30, 2017, and increased to 71.2% from 70.0% for the nine month period ended September 30, 2018, as compared to the nine month period ended September 30, 2017, driven principally by an increase in service revenue, partially offset by an increase in cost of services and amortization of developed technology.
Cost of services revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Cost of services revenue	$17,094	$14,627	$2,467	16.9%	$50,782	$45,176	$5,606	12.4%
As a % of service revenue	24.3%	27.6%			26.2%	29.3%
As a % of total revenue	22.0%	23.7%			23.2%	25.4%
Components of cost of services revenue:
Personnel-related costs	$7,048	$6,416	$632	9.9%	$21,137	$20,012	$1,125	5.6%
Hosting, depreciation and facilities costs	7,147	5,009	2,138	42.7%	20,193	15,852	4,341	27.4%
Software, consulting and other	2,899	3,202	(303)	(9.5)%	9,452	9,312	140	1.5%
Total cost of services revenue:	$17,094	$14,627	$2,467	16.9%	$50,782	$45,176	$5,606	12.4%
Cost of service revenue increased for the three month period ended September 30, 2018, as compared to the three month period ended September 30, 2017, primarily related to an increase of $0.9 million in depreciation and $0.9 million in data center facilities costs included within hosting, depreciation and facilities costs associated with supporting our newly acquired Mozy customer base.
Cost of service revenue increased for the nine month period ended September 30, 2018, as compared to the nine month period ended September 30, 2017, related to an increase of $1.1 million in personnel-related costs associated increased salaries and benefits and an increase of $1.8 million in depreciation and $2.0 million in hosted solutions costs included within hosting, depreciation and facilities costs.

Cost of product revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Cost of product revenue	$417	$760	$(343)	(45.1)%	$1,348	$2,127	$(779)	(36.6)%
As a % of product revenue	5.6%	8.8%			5.2%	9.0%
As a % of total revenue	0.5%	1.2%			0.6%	1.2%
Cost of product revenue decreased for the three and nine month periods ended September 30, 2018, as compared to the corresponding periods in 2017, primarily due to a decrease in hardware sales.
Amortization of intangible assets

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Amortization of intangible assets	$4,317	$2,203	$2,114	96.0%	$11,067	$5,953	$5,114	85.9%
As a % of total revenue	5.6%	3.6%			5.0%	3.4%
Amortization of intangible assets increased by $2.1 million and $5.1 million for the three and nine month periods ended September 30, 2018, respectively, as compared to the corresponding periods in 2017, primarily due to an increase in developed technology amortization associated with the acquisition of Mozy that occurred in March 2018.
Operating expenses
Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Research and development	$14,914	$12,781	$2,133	16.7%	$43,152	$34,035	$9,117	26.8%
As a % of total revenue	19.2%	20.7%			19.7%	19.1%
Components of research and development:
Personnel-related costs	$10,550	$8,711	$1,839	21.1%	$31,250	$25,219	$6,031	23.9%
Outside services and consulting costs	2,541	1,052	1,489	141.5%	6,161	2,876	3,285	114.2%
Hosting and other	1,823	3,018	(1,195)	(39.6)%	5,741	5,940	(199)	(3.4)%
Total research and development:	$14,914	$12,781	$2,133	16.7%	$43,152	$34,035	$9,117	26.8%

Research and development expenses increased for each of the three and nine month periods ended September 30, 2018 as compared to the three and nine month periods ended September 30, 2017, primarily as a result of an increase in personnel-related costs associated with additional research and development headcount and an increase in outside services and consulting costs associated with enhancing the functionality and ease of use of our solutions. These increases were offset by a decrease in hosting and other costs primarily associated with a $0.9 million impairment charge recorded in the third quarter of 2017 related to a discontinued capitalized software project.

General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
General and administrative	$11,159	$9,676	$1,483	15.3%	$39,079	$33,399	$5,680	17.0%
As a % of total revenue	14.4%	15.7%			17.8%	18.8%
Components of general and administrative:
Personnel-related costs	$7,204	$5,914	$1,290	21.8%	$21,033	$18,599	$2,434	13.1%
Professional fees	1,547	1,957	(410)	(21.0)%	10,284	9,507	777	8.2%
Consulting, taxes and other	2,408	1,805	603	33.4%	7,762	5,293	2,469	46.6%
Total general and administrative:	$11,159	$9,676	$1,483	15.3%	$39,079	$33,399	$5,680	17.0%
General and administrative expenses increased by $1.5 million for the three month period ended September 30, 2018, as compared to the three month period ended September 30, 2017, primarily related to a $0.8 million increase in stock-based compensation expense associated with the achievement of performance goals and a $0.5 million increase in employee salaries and benefits included within personnel-related costs.
General and administrative expenses increased by $5.7 million for the nine month period ended September 30, 2018, as compared to the nine month period ended September 30, 2017 related to a $1.5 million increase in stock-based compensation expense primarily associated with the achievement of performance goals and a $0.9 million increase in salaries and benefits included within personnel-related costs. Further, there was a $0.8 million increase in hardware and software costs driven by recent acquisitions, a $0.7 million loss recorded on the sale of business and a $0.6 million increase in transactional tax expense owed to foreign tax authorities included within consulting, taxes and other. The increase in these costs is driven by investment required to support our growth and operations as a public company.
Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Sales and marketing	$21,184	$22,131	$(947)	(4.3)%	$63,130	$68,165	$(5,035)	(7.4)%
As a % of total revenue	27.3%	35.9%			28.7%	38.3%
Components of sales and marketing:
Personnel-related costs	$9,671	$10,365	$(694)	(6.7)%	$29,146	$32,156	$(3,010)	(9.4)%
Advertising costs	4,327	3,816	511	13.4%	11,883	13,249	(1,366)	(10.3)%
Costs of credit card transactions and offering free trials	2,190	1,787	403	22.6%	6,652	5,312	1,340	25.2%
Marketing programs, consulting and other	4,996	6,163	(1,167)	(18.9)%	15,449	17,448	(1,999)	(11.5)%
Total sales and marketing:	$21,184	$22,131	$(947)	(4.3)%	$63,130	$68,165	$(5,035)	(7.4)%
Sales and marketing expenses decreased by $0.9 million for the three month period ended September 30, 2018, as compared to the three month period ended September 30, 2017. The decrease was primarily due to a $1.3 million decrease in personnel-related costs and marketing programs, consulting and other related to the adoption of Topic 606 as we now capitalize certain costs to obtain contracts with customers and amortize the costs over the period of benefit. Additionally, marketing programs, consulting and other costs decreased $0.6 million primarily related to acquisition and integration-related costs and credit card processing fees increased $0.4 million associated with the acquisition of Mozy.
Sales and marketing expenses decreased by $5.0 million for the nine month period ended September 30, 2018, as compared to the nine month period ended September 30, 2017. The decrease was primarily due to a $4.5 million decrease in personnel-related costs and marketing programs, consulting and other related to the adoption of Topic 606, as we now capitalize certain costs to obtain contracts with customers and amortize the costs over the period of benefit. Additionally, advertising costs decreased $1.4 million primarily as a result of a reduction in consumer-focused marketing campaigns. These decreases were offset by increased credit card processing fees of $1.3 million associated with the acquisition of Mozy.
Amortization of intangible assets

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Amortization of intangible assets	$3,924	$553	$3,371	609.6%	$8,515	$1,535	$6,980	454.7%
As a % of total revenue	5.0%	0.9%			3.9%	0.9%
Amortization of intangible assets increased by $3.4 million and $7.0 million for the three and nine month periods ended September 30, 2018, as compared to the corresponding periods in 2017, primarily due to an increase in customer relationship amortization associated with the acquisition of Mozy that occurred in March 2018.
Restructuring

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Restructuring	$357	$—	$357	100.0%	$1,260	$—	$1,260	100.0%
As a % of total revenue	0.4%	—%			0.6%	0.0%

Restructuring expenses for the three month period ended September 30, 2018 were $0.4 million related to lease exit charges associated with exiting a data center facility early.
Restructuring expenses for the nine month period ended September 30, 2018 were $1.3 million related to lease exit charges associated with a data center facility that was exited early and our October 2017 restructuring program, whereby we reduced our workforce in an effort to streamline operations and reduce operating costs. Refer to Note 13 - Restructuring, to our condensed consolidated financial statements included in this Quarterly Report for additional information.
Income (loss) from operations
Operating income (loss) for the three and nine month period ended September 30, 2018 increased compared to the corresponding periods ended September 30, 2017, primarily as a result of an increase in revenue and decrease in sales and marketing expenses, all partially offset by increases in costs of revenue, research and development expenses, general and administrative expenses and restructuring expenses.
Non-operating (expense) income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
	(in thousands, except percentage data)
Interest expense	$(2,873)	$(2,416)	$(457)	18.9%	$(8,894)	$(5,011)	$(3,883)	77.5%
As a % of total revenue	(3.7)%	(3.9)%			(4.1)%	(2.8)%
Interest income	$390	$210	$180	85.7%	$803	$364	$439	120.6%
As a % of total revenue	0.5%	0.3%			0.4%	0.2%
Other (expense) income, net	$(147)	$(66)	$(81)	122.7%	$48	$1,129	$(1,081)	(95.7)%
As a % of total revenue	(0.2)%	(0.1)%			—%	0.6%
Interest expense increased for the three month period ended September 30, 2018, as compared to the corresponding period in 2017, primarily due to interest expense of $0.3 million related to our Revolving Credit Facility entered into in March 2018.

Interest expense increased for the nine month period ended September 30, 2018, as compared to the corresponding period in 2017, primarily due to an increase in interest expense of $2.7 million related to our Convertible Notes issued in April 2017 and $1.4 million of interest expense related to our Revolving Credit Facility entered into in March 2018.
Other (expense) income, net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. Other (expense) income, net decreased for the three and nine month periods ended September 30, 2018 as compared to the corresponding periods in September 30, 2017, primarily due to exchange rate gains (losses) related to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions.
Benefit for income taxes
We recorded income tax provisions of $1.1 million and $0.2 million for the three month periods ended September 30, 2018 and 2017, respectively. We recorded income tax (benefits) of $(13.8) million and $(13.8) million for the nine month periods ended September 30, 2018 and 2017, respectively. Our income tax provision for the nine month periods ended September 30, 2018 and 2017, is mainly composed of discrete tax benefits of $16.2 million and $14.6 million, respectively, related to the release of valuation allowance due to a net deferred tax liability recorded in the acquisitions of Mozy and DoubleTake, respectively, and is partially offset with foreign income tax expense. The U.S. net deferred tax liability recorded in the acquisitions of Mozy and DoubleTake primarily relates to non-tax deductible intangible assets recognized in the financial statements which generate a deferred tax liability. The net deferred tax liability established is estimated to be a source of income to utilize previously unrecognized deferred tax assets in the U.S. Therefore, the Company has recorded discrete tax benefits for the release of U.S. valuation allowance related to the deferred tax liability recorded in purchase accounting. The U.S. maintains a valuation allowance on the overall U.S. net deferred tax asset as it is deemed more likely than not the U.S. net deferred tax asset will not be realized.
Other Financial Data
In addition to our results discussed above determined under GAAP, we believe that bookings, annual retention rate, renewal rate, and adjusted free cash flow are useful to investors in evaluating our operating performance. See the Performance Highlights section above for the table presenting certain non-GAAP and other operational metric performance highlights for the three and nine months ended September 30, 2018 and 2017. Management considers these financial and operating metrics critical to understanding our business, reviewing our historical performance, measuring and identifying current and future trends, and for planning purposes. Securities analysts also frequently use bookings and adjusted free cash flow as supplemental measures to evaluate the overall performances of companies.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$77,682	$61,637	$219,442	$177,770
Add change in deferred revenue and unbilled revenue, net of foreign exchange (excluding acquisitions, divestitures, impact of adopting Topic 606)	1,113	(1,972)	8,727	7,917
Bookings	$78,795	$59,665	$228,169	$185,687

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cash provided by operating activities	$16,968	$6,898	$33,814	$17,331
Subtract capital expenditures	(2,132)	(1,905)	(9,927)	(11,944)
Free cash flow	14,836	4,993	23,887	5,387
Add acquisition-related payments	1,891	954	7,219	4,843
Add restructuring-related payments	461	—	1,586	—
Add litigation-related payments	63	68	275	137
Adjusted free cash flow	$17,251	$6,015	$32,967	$10,367
Liquidity and Capital Resources
As of September 30, 2018, we had cash and cash equivalents of $201.0 million, of which $178.5 million was held in the United States and $22.5 million was held by our international subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay non-U.S. withholding taxes upon repatriation in certain non-U.S. jurisdictions. We currently do not expect to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to indefinitely reinvest our foreign earnings to fund our foreign subsidiaries.
Sources of funds
We believe, based on our current operating plan, that our existing cash and cash equivalents and cash provided by operations, as well as access to a Revolving Credit Facility that we entered into in March 2018 and proceeds from our July 2018 public offering of common stock, will be sufficient to meet our anticipated cash needs for the foreseeable future.
On April 4, 2017, we issued, in a private offering, $143.8 million aggregate principal amount of Convertible Notes. The Convertible Notes accrue interest at 2.50% per year, payable semiannually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2022, unless earlier repurchased, redeemed or converted. At September 30, 2018, the Convertible Notes are convertible at the option of the holders.

In connection with the acquisition of Mozy, Inc., on March 19, 2018, we entered into a Revolving Credit Facility, which provides revolving credit financing of up to $130.0 million, including a $10.0 million sub-limit for letters of credit. The commitments under the Revolving Credit Facility may be increased by up to an additional $100.0 million plus an additional unlimited amount so long as the Company does not exceed a specified pro forma secured net leverage ratio, in either case provided the existing or additional lenders are willing to make such increased commitments and subject to other terms and conditions. The Revolving Credit Facility matures on the earlier of March 20, 2023 or 91 days prior to the maturity of the Company’s outstanding Convertible Notes. During the second quarter of 2018, we repaid $10.0 million of our outstanding borrowings under the Revolving Credit Facility. On July 30, 2018, we repaid the remaining $80.0 million of our outstanding borrowings under the Revolving Credit Facility with the net proceeds from the offering. As of September 30, 2018, we had no outstanding borrowings under the Revolving Credit Facility.
On July 23, 2018, 4,765,157 shares of common stock were issued and sold in a public offering by the Company. An additional 819,485 shares were issued and sold pursuant to the underwriters' 30-day option on August 16, 2018. Proceeds of $199.3 million were recognized, net of underwriting discounts, commissions and offering expenses paid by the Company.
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

Cash flows
The following table summarizes our net cash inflows (outflows) for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$33,814	$17,331
Net cash used in investing activities	(158,424)	(84,970)
Net cash provided by financing activities	197,570	126,287
Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net income, growth in sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.

In the nine months ended September 30, 2018, cash provided by operating activities was $33.8 million, which was driven by our net income of $6.8 million, an increase in deferred revenue of $9.8 million and a net adjustment for non-cash charges of $33.7 million, primarily comprised of $29.6 million of depreciation and amortization, $13.5 million of stock-based compensation expense, $4.7 million of non-cash interest expense related to the amortization of debt discount, $0.7 million related to a capitalized software impairment, $1.5 million in amortization of deferred costs, and other non-cash items of $0.2 million, partially offset by a $16.3 million benefit for deferred income taxes and a $0.2 million gain on disposal of equipment. These cash inflows were partially offset by a $11.8 million change in working capital and a $4.7 million decrease in other assets and liabilities.
In the nine months ended September 30, 2017, cash provided by operating activities was $17.3 million, which was driven by an increase in deferred revenue of $7.6 million and a net adjustment for non-cash charges of $12.8 million, primarily comprised of $16.0 million of depreciation and amortization, $9.2 million of stock-based compensation expense, $3.0 million of interest expense related to the non-cash interest expense related to the amortization of debt discount, a $0.9 million impairment of capitalized software, offset by a gain on disposal of equipment of $0.9 million, a benefit for deferred income taxes of $15.0 million and other non-cash items of $0.4 million. These cash inflows were partially offset by our net loss of $2.4 million, an increase in working capital of $0.5 million and a decrease in other assets and liabilities of $0.2 million.
Investing activities
In the nine months ended September 30, 2018, cash used in investing activities was $158.4 million, which was primarily driven by our payment of $144.6 million in connection with the acquisition of Mozy, capital expenditures of $9.9 million, purchase of intangibles of $5.8 million, and purchases of derivatives of $1.4 million, partially offset by proceeds from the maturities of derivatives of $2.6 million and proceeds from the sale of property and equipment and businesses of $0.7 million.
In the nine months ended September 30, 2017, cash used in investing activities was $85.0 million, which was primarily driven by our payment of $69.8 million in connection with the acquisition of DoubleTake and Datacastle, capital expenditures of $12.0 million, purchases of derivatives of $4.8 million, partially offset by proceeds from the sale of property and equipment and businesses of $1.2 million and proceeds from the maturities of derivatives of $0.4 million.
Financing activities
In the nine months ended September 30, 2018, cash provided by financing activities was $197.6 million, which was primarily driven by $199.3 million in proceeds from the issuance of common stock from our secondary offering, $88.1 million in proceeds from long-term borrowings, net of debt issuance costs, $1.2 million in proceeds from issuance of treasury stock under the employee stock purchase plan, $1.1 million in proceeds from the exercise of stock options, partially offset by $90.0 million of payments on our Revolving Credit Facility and $2.1 million in payments of withholding taxes in connection with restricted stock activity.
In the nine months ended September 30, 2017, cash provided by financing activities was $126.3 million, which was primarily driven by $177.8 million in proceeds from long-term borrowings, net of debt issuance costs and $4.2 million in proceeds from the exercise of stock options, partially offset by $39.2 million of payments on long-term borrowings, $15.0 million in repurchases of common stock and $1.5 million in payments of withholding taxes in connection with restricted stock activity.
Off-balance sheet arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements.

Contractual obligations
The following table summarizes our contractual obligations at September 30, 2018 (in thousands):

	Payment Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible Notes principal	$143,750	$—	$—	$143,750	$—
Convertible Notes interest	14,375	3,594	7,187	3,594	—
Office lease obligations	28,741	1,277	8,898	8,226	10,340
Data center lease obligations (2)	8,417	985	4,544	2,824	64
Hosted software solution obligations	2,905	737	2,168	—	—
Consulting obligations	1,187	1,187	—	—	—
Other purchase commitments	3,157	2,691	466	—	—
Total	$202,532	$10,471	$23,263	$158,394	$10,404
(1) The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with taxing authorities. There have been no material changes to our uncertain tax positions in the third quarter of 2018.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
(c) Issuer Purchases of Equity Securities

During the three months ended September 30, 2018, 24,137 shares of our common stock were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units. We did not repurchase any shares of our common stock, as our previously-announced share repurchase program expired without being renewed on May 15, 2018. The following table is a summary of the Company's withholding of our common stock upon the vesting of restricted stock units in the third quarter of 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	—	$—	—	$—
August 1, 2018 - August 31, 2018	6,627	$36.60	—	$—
September 1, 2018 - September 30, 2018	17,510	$41.56	—	$—
	24,137		—

(1)
The average price per share for each of the months in the fiscal quarter was calculated by dividing (a) the sum for the aggregate value of the tax withholding obligations by (b) the sum of the number of shares withheld.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibits
10.1#	R. Beeler Offer Letter.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated:	November 5, 2018	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer

Dated:	November 5, 2018	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Accounting Officer