Form 10-K
period 2018-12-31
Carbonite Inc
filed 2019-02-28
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $926,904,458.
As of February 22, 2019, there were 34,365,419 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARBONITE, INC.

PART I
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (this "Annual Report") includes forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential,” and similar expressions, as well as the negatives thereof, as they relate to us, our business, our management, and our industry, are intended to identify forward-looking statements. In light of risks and uncertainties discussed in this Annual Report, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. These risks include, but are not limited to, those set forth under Item 1A of this Annual Report.
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
Overview
Carbonite, Inc. (together with its subsidiaries, "Carbonite", the "Company", "our", "we", or "us") provides robust backup, disaster recovery, high availability and workload migration solutions (the "Carbonite Data Protection Platform"). The Carbonite Data Protection Platform supports businesses on a global scale with secure cloud infrastructure.
We were incorporated on February 10, 2005 as a Delaware corporation and our principal executive offices are located at Two Avenue de Lafayette, Boston, Massachusetts, 02111. We founded Carbonite on one simple idea: all computers need to be backed up, and in our always-connected and highly mobile world, cloud backup is the ideal approach.
We derive the majority of our revenue from subscription fees, and our consistently strong retention rates and scalable infrastructure help to support our growth. The remainder of our revenue is derived from software arrangements, which often contain multiple revenue elements, such as software licenses, hardware, professional services and post-contract customer support. We sell our solutions globally, and our customers primarily come from the following sources: through our website, our inside sales team, acquisitions, or from our network of channel partners, including distributors, value-added resellers, managed service providers, and global systems integrators. For the year ended December 31, 2018, 2017 and 2016, we generated revenue of $296.4 million, $239.5 million, and $207.0 million, respectively. We continue to invest in customer acquisition because the market for our solutions is highly competitive and, as a result, our bookings have grown from $128.2 million in 2014 to $307.0 million in 2018. For a reconciliation of bookings to revenue for the last five years, see Item 6. Selected Financial Data.
We continue to invest in strategic acquisitions and integrate these acquisitions into our portfolio of technology solutions, in order to expand our addressable market and increase our strategic importance to customers.
On March 19, 2018, we completed the acquisition of all of the issued and outstanding capital stock of Mozy Inc., a cloud backup service for consumers and businesses, and certain related business assets owned by EMC Corporation or its affiliates, for a purchase price of $144.6 million in cash, net of cash acquired. On February 7, 2019, we entered into an agreement to acquire all of the issued and outstanding capital stock of Webroot Inc. ("Webroot"), a leading cybersecurity company, for

$618.5 million in cash, which will be adjusted with respect to cash, debt, transaction expenses and working capital. We believe that these acquisitions strengthen our overall technology portfolio and position us as a leader in the endpoint and data protection markets.
Industry Trends
Trends on several fronts are fueling growth opportunities for Carbonite.
The first trend is the increase in IT complexity. The more data businesses generate, the harder it becomes to protect. According to analyst firm Enterprise Strategy Group ("ESG"), the top drivers of IT complexity are higher data volume (41%), increased number of endpoints (39%) and increased number of apps (35%).1 Businesses today seek solutions that protect data across all systems and IT environments, including across physical, virtual and cloud platforms.
The need to optimize for data protection is also driving customers towards the cloud. Analyst firm Gartner predicts that by 2020, the number of enterprises using the cloud as a backup target will double, up from 10% at the beginning of 2017.2 Carbonite’s efficient cloud infrastructure fuels a variety of data protection models - from backup, to high availability to workload migration - in the right deployment models - from physical, to virtual, to cloud, to meet the needs of our customers.
The second trend is threats to data. The number of cyberattacks known as “ransomware” have grown rapidly in recent years. The FBI defines ransomware as a type of malware installed on a computer or server that encrypts the files, making them inaccessible until a specified ransom is paid.3 According to Cybersecurity Ventures, global ransomware damage costs are expected to hit $11.5 billion annually by the end of 2019.4 In order to avoid bad press and reputational damage, many ransomware incidents are not reported. We expect this trend to drive adoption of backup solutions as businesses and individuals look for solutions to protect their data to avoid falling prey to criminals.
Finally, the industry analyst firm Gartner estimates the Disaster Recovery as a Service ("DRaaS") market is expected to reach $3.7 billion by 2021.5 According to Gartner, mid-market drivers for DRaaS include improved affordability and functionality. We believe data growth and data threats will continue to drive the need for data protection and that our solutions position us well to capitalize on this growth opportunity.
___________________________
1 ESG: Master Survey Results: 2018 IT Spending Intentions Survey, 2017 (https://www.esg-global.com/research/esg-master-survey-results-2018-it-spending-intentions-survey)
2 Gartner: Magic Quadrant for Data Center Backup and Recovery Solutions, 2017
3 Federal Bureau of Investigation Public Service Announcement I-091516-PSA, Ransomware Victims Urged to Report Infections to Federal Law Enforcement (https://www.ic3.gov/media/2016/160915.aspx)
4 Cybersecurity Ventures, Global Ransomware Damage Costs, 2017 (https://cybersecurityventures.com/ransomware-damage-report-2017-part-2/)
5 Gartner: Magic Quadrant for Disaster Recovery as a Service, 2018
Our Solutions
We believe that customers purchase our data protection solutions because they provide powerful features packaged in a cost-effective, simple and secure manner. The Carbonite Data Protection Platform allows individuals and organizations to select and deploy the right form of protection for each type of system, enabling them to meet a wide range of recovery objectives with a single vendor solution.
Our solutions provide the following benefits to our customers:
Power: We offer all the tools necessary for protecting data from the most common forms of data loss, including ransomware, accidental deletions, hardware failures and natural disasters. From automated computer backup to comprehensive protection for physical and virtual servers, Carbonite ensures the accessibility and resiliency of data for any system we protect.
Simplicity: We offer robust technology solutions for complicated problems, but we make sure our offerings are easy to use for individuals, small businesses and enterprises alike. Intuitive user interfaces make our solutions easy to install and manage.
Security: We offer modern technology which provides our customers peace of mind that their data are safe. We encrypt customer data before, during and after transmission to our data centers, guarding against unauthorized access to encrypted data and ensuring a high level of data security. In addition, we employ state-of-the-art data center security measures intended to prevent intrusions.
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
Heterogeneous environment support: Our solutions have been architected to run on a variety of physical, virtual and legacy platforms, including Windows, Linux, VMware, Hyper-V, Oracle, IBM AIX and HP-UX, to ensure that businesses can securely backup and restore all their important data.
Brand awareness: We believe that we have among the highest brand awareness in the data protection market. We promote our brand through our multi-channel marketing and demand generation program, which includes a broad presence in radio, online display advertising, print advertising, paid and natural search, and an extensive affiliate and reseller network.
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
Significant intellectual property portfolio: We have a significant intellectual property portfolio relating to our solutions, including issued patents and pending applications worldwide. CARBONITE is a registered trademark in the U.S. and in over numerous other countries, including countries in the European Union.
Encryption and data security: We use sophisticated encryption technology to ensure the privacy of our customers’ stored data. For solutions that utilize our cloud environments, we encrypt files using a secure key before the files leave the customers' computer and transmit the encrypted files over the internet to secure data centers. Customers’ files then remain encrypted on our servers to guard against unauthorized access. We employ outside security analysis firms, including anti-hacking specialists, to review and test our defenses and internal procedures.
Comprehensive customer support: We believe that our customer support is more comprehensive than that offered by our primary competitors in the cloud backup market and aids in our customer retention. Our award-winning customer support team is available via telephone, live chat, and email; all of which are included in our subscription fee.
Our Offerings
Our Carbonite Data Protection Platform includes the following solutions:
Carbonite Safe: Carbonite Safe is a cloud backup solution for individuals and businesses. This solution protects customer data from accidental deletions, crashes, ransomware, viruses and other common threats.
Carbonite Endpoint: Carbonite Endpoint protects the data that resides on an organization's computers, laptops, tablets and smartphones, and is engineered with central management and control features that simplify deployment.
Carbonite Server: Carbonite Server is a simple, all-in-one server protection solution for physical, virtual and legacy systems. The product is deployed in an organization's onsite environment and can store copies on a local target and direct to the secure Carbonite cloud. With integrated hardware and cloud failover for critical systems, Carbonite Server provides reliable data protection.
Carbonite Availability: Carbonite Availability keeps critical business systems available on Windows and Linux servers. Our continuous replication technology maintains an up-to-date copy of your operating environment without taxing the primary system or network bandwidth. With support for physical, virtual or cloud source and target environments, the Carbonite Availability solution is a comprehensive IT resilience solution for organizations with mixed IT environments.

Carbonite Recover: Carbonite Recover securely replicates critical systems from an organization's primary environment to the cloud. Carbonite Recover ensures that an up-to-date secondary copy is available for initiation of failover at any moment, minimizing downtime as well as costs.
Carbonite Migrate: Carbonite Migrate quickly and easily migrates physical, virtual and cloud workloads over any distance with minimal risk and near-zero downtime. Using efficient real-time, byte-level replication technology, Carbonite Migrate creates a replica of the data, application, database or entire server being migrated and keeps it in sync with production systems until a cutover is initiated. The migrated data can be validated without disrupting business operations.
Carbonite also offers email archiving:
Carbonite Email Archiving: Our MailStore offerings are designed to meet the specific email archiving needs of customers in terms of performance, stability, functionality and simplicity. Our three solutions include MailStore Server, MailStore Service Provider Edition and MailStore Home.
Our Proprietary Technology
At the core of our offerings is proprietary technology that allows us to offer highly scalable data protection solutions to our end customers, and as a platform for managed service providers to offer to their customers as a white-labeled offering. We provide solutions for physical and virtual environments as well as for servers and endpoints. We believe that simple, centralized, web-based control of our solutions improves the user experience both for end-users and for our partners.
We invest heavily in the development of our technologies. In 2018, 2017 and 2016, we spent $57.5 million, $46.2 million, and $33.3 million, respectively, on research and development. Our proprietary technologies are fundamental to our value proposition, as they enable us to deliver solutions that are scalable, reliable and cost effective.
Marketing and Sales
Our marketing and sales programs are focused on three primary goals: acquiring customers at a low cost, retaining existing customers and building brand awareness. Our efforts to achieve these goals include the following:
Marketing. Our customers come from two primary sources: businesses who buy our solutions through our website, our inside sales team or from our network of partners, and consumers who sign up for solutions on our website in response to our direct marketing campaigns. We support our sales network with a marketing approach that leverages our established brand to drive market awareness and demand generation among the broad population of businesses and consumers. Our marketing efforts are designed to attract prospective customers and enroll them as paying customers, either through immediate sale, free trials or communication of the benefits of our solutions and development of ongoing relationships.
Channel distribution. To further penetrate the extensive and diverse population of businesses, we have and will continue to invest in our network of sales channel partners. Our network of sales channel partners includes distributors, value-added resellers, MSPs and global systems integrators and is designed to sell large volumes of our relatively low-priced solutions to customers.
Retention. Our retention efforts are focused on establishing and maintaining long-term relationships with our customers by delivering a compelling customer experience and superior value, communicating regularly with customers through email, on-site messaging and other media, and creating positive interactions with our customer support team. We monitor developing trends in subscription durations, renewals, and customer satisfaction to maximize our customer retention. We offer incentives to customers to purchase multi-year subscriptions, which we believe helps to increase our retention.
Intellectual Property
We believe the strength of our brand and the functionality of our software help differentiate us from our competitors. Our success therefore depends on our ability to protect our technologies and intellectual property, which allows us to move and store vast amounts of customer data. To protect our intellectual property, we rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions. We have numerous registered or pending applications for trademarks and other marks in the United States and worldwide. In addition, we have issued patents and pending applications in the United States and worldwide that cover both our technical infrastructure and our key usability and design concepts.

Competition
The data protection market in which we operate is rapidly evolving due to technological advances that are driving changes in the way our customers generate, store, protect, analyze, and leverage their critical business data. We expect competition to increase in the future as a result of continued market consolidation, the introduction of new technologies and new market entrants.
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
We believe that in order to successfully compete a company must provide comprehensive service offerings that are easy to install and use. These offerings must be supported by a strong brand reputation, be competitively priced and provide value in the form of cloud storage, data security, and reliability. We believe that Carbonite competes favorably with respect to each of these key factors by providing powerful, yet simple solutions. Our offerings are easy-to-use, affordable, secure, include a variety of storage capacity options, and enable anytime, anywhere access to data.
Employees
As of December 31, 2018, we had 959 full-time and 12 part-time employees. Of our full-time employees, 298 were in operations and support, 242 were in sales and marketing, 233 were in research and development, and 186 were in general and administrative functions. Employees in certain foreign jurisdictions are represented by collective bargaining agreements as may be customary or required in those jurisdictions.
Subsequent Events
On February 7, 2019, we entered into an agreement and plan of merger to acquire Webroot. We will acquire all of the issued and outstanding capital stock of Webroot, a leading cybersecurity company, for $618.5 million in cash, which will be adjusted with respect to cash, debt, transaction expenses and working capital. The consummation of the merger is subject to certain closing conditions (excluding a financing condition) and also includes customary termination provisions for both Webroot and the Company; including if the merger has not been consummated by May 8, 2019, which date is subject to extension in certain circumstances with respect to regulatory clearance. The merger agreement also contains representations, warranties, and covenants by the parties that are customary for a transaction of this nature. The acquisition is expected to be consummated in the first quarter of 2019.
Concurrently with the execution of the merger agreement, we entered into a financing commitment letter (the “Commitment Letter”) for (i) a seven-year senior secured term loan facility of $550.0 million (the “Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Facilities”). Upon execution of the Revolving Facility, we intend to terminate our previously executed Revolving Credit Facility entered into on March 19, 2018. We will fund the transaction with existing cash and the proceeds of borrowings under the Facilities. The Facilities will be subject to certain customary representations, warranties and covenants. The funding of the Facilities is subject to our compliance with customary terms and conditions precedent as set forth in the Commitment Letter, including the execution and delivery of definitive documentation consistent with the Commitment Letter and the substantially simultaneous consummation of the merger on terms consistent with the merger agreement.
Available Information
We file reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings required by the SEC. We make available on our website (www.carbonite.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These materials are available free of charge on or through our website via the Investor Relations page at https://investor.carbonite.com. References to our website address and other third party website addresses in this report are intended to be inactive textual references only, and none of the information contained on our website or other third party websites are part of this Annual Report or incorporated in this Annual Report by reference.

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
We experienced net losses of $(4.1) million in 2016 and $(4.0) million in 2017, and net income of $7.6 million in 2018. We have an accumulated deficit of approximately $(147.9) million as of December 31, 2018. While we have experienced revenue growth over these same periods and recorded net income in 2018, we may not be able to sustain such profitability on a consistent basis. In an effort to increase and service our customer base, we expect to continue making significant expenditures to develop and expand our business, including for customer acquisition, advertising, technology infrastructure, storage capacity, product development, and international expansion. We also expect that our results may fluctuate due to a variety of factors, including the timing and amount of our advertising expenditures, the timing and amount of expenditures related to the development of technologies and solutions, and any expenditures necessary to defend intellectual property infringement and other claims. We may also incur increased losses and negative cash flow in the future for a variety of reasons, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events.
The market for cloud solutions is highly competitive, and if we do not compete effectively, our operating results will be harmed.
We compete with cloud backup providers and providers of traditional hardware-based backup systems. Many of our competitors benefit from significant competitive advantages over us, such as greater name recognition, longer operating histories, more varied services, and larger marketing budgets, as well as greater financial, technical, and other resources. In addition, many of our competitors have established marketing relationships and major distribution agreements with computer manufacturers, internet service providers, and resellers, giving them access to larger customer bases. Some of our competitors may make acquisitions or enter into strategic relationships to offer a more comprehensive service than we do.
In addition, demand for our cloud and hybrid backup solutions is sensitive to price. Many factors, including our customer acquisition, advertising and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free solutions that compete with our solutions.
These combinations may make it more difficult for us to compete effectively and our inability to compete effectively would negatively impact our operating results. In addition, there can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue and operating results.
We may not be able to respond to rapid technological changes with new solutions in a timely and cost effective manner or at all, which could have a material adverse effect on our operating results.
The market in which we compete is characterized by rapid technological change and the frequent introduction of new solutions and services. Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing solutions, introduce new features and solutions, and sell into new markets and new countries. Customers may require features and capabilities that our current solutions do not have. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our solutions, and may adversely impact our operating results.

The process of developing new technologies is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends or if we fail to achieve the benefits expected from our investments, our business could be harmed. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position and we must commit significant resources to developing new solutions before knowing whether our investments will result in solutions the market will accept. Our new solutions or solution enhancements could fail to attain sufficient market acceptance or harm our business for many reasons, including:

•	delays in releasing our new solutions or enhancements to the market;

•	failure to accurately predict market demand or customer demands;

•	inability to protect against new types of attacks or techniques used by hackers;

•	difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new solutions and enhancements;

•	defects, errors or failures in their design or performance;

•	negative publicity about their performance or effectiveness;

•	introduction or anticipated introduction of competing solutions by our competitors;

•	poor business conditions for our customers, causing them to delay IT purchases;

•	the perceived value of our solutions or enhancements relative to their cost;

•	easing of regulatory requirements around security or storage; and

•	reluctance of customers to purchase solutions incorporating open source software.
The development of new technologies requires substantial investment and we have no assurance that such investments will achieve their expected benefits on a timely manner or at all, either of which could have a material adverse effect on our results of operations. In addition, new technologies have the risk of defects that may not be discovered until after the product launches, resulting in adverse publicity, loss of revenue or harm to our business and reputation.
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
We recently entered into an agreement and plan of merger to acquire the outstanding capital stock of Webroot, and we completed the acquisitions of Mozy, Inc. in 2018, Datacastle Corporation and DoubleTake Software, Inc. in 2017 and EVault, Inc. in 2016. We expect to continue to acquire complementary solutions, services, technologies, or businesses in the future. We may also enter into relationships with other businesses to expand our portfolio of solutions or our ability to provide our solutions in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if a definitive purchase agreement is executed and announced, may not close.
Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our business. Moreover the anticipated benefits of any acquisition, investment, or business relationship may not be realized on a timely basis or at all or we may be exposed to known or unknown liabilities, including litigation against the companies that we may acquire. In connection with any such transaction, we may:

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
The integration of an acquired company requires, among other things, coordination of administrative, sales and marketing, accounting and finance functions, and expansion of information and management systems. Integration, especially a large integration such as the integration of Webroot, may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures. We may not be able to retain key employees of an acquired company. Additionally, the process of integrating a new solution or service may require a disproportionate amount of time and attention of our management and financial and other resources. Any difficulties or problems encountered in the integration of a new solution or service could have a material adverse effect on our business.
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
Our brand, reputation, and ability to attract, retain and serve our customers are dependent upon the reliable performance of our websites, network infrastructure and payment systems, and our customers’ ability to readily access their stored files. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down our websites’ performance and our customers’ ability to access their stored files, or made our websites and infrastructure inaccessible, and we may experience interruptions or outages in the future.
In addition, while we operate and maintain elements of our websites and network infrastructure, some elements of this complex system are operated by third parties that we do not control and that would require significant time to replace. We expect this dependence on third parties to increase. In particular, we utilize Amazon Web Services and Google Cloud Storage to provide computing and storage capacity pursuant to agreements that continue until terminated upon written notice by either party. All of these third-party systems are located in data center facilities operated by third parties. Our data center leases expire at various times between 2019 and 2023 with rights of extension. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer that portion of our computing and storage capacity to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.
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
Interruptions, outages and/or failures in our own systems, the third-party systems and facilities on which we rely, or the use of our data center facilities, whether due to system failures, computer viruses, cybersecurity attacks, physical or electronic break-ins, damage or interruption from human error, power losses, natural disasters or terrorist attacks, hardware failures, systems failures, telecommunications failures or other factors, could affect the security or availability of our websites and infrastructure, prevent us from being able to continuously back up our customers’ data or our customers from accessing their stored data, and may damage or delete our customers’ stored files. If this were to occur, our reputation could be compromised and we could be subject to liability to the customers that were affected.
Any financial difficulties, such as bankruptcy, faced by our third-party data center operators, our third-party colocation providers, or any of the service providers with whom we or they contract, may have negative effects on our business, the nature and extent of which are difficult to predict. Moreover, if our third-party data center providers or our third-party colocation providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Interruptions in our services might reduce our revenue, cause us to issue credits or refunds to customers, subject us to potential liability, or harm our renewal rates. In addition, prolonged delays or unforeseen difficulties in connection with adding storage capacity or upgrading our network architecture when required may cause our service quality to suffer. Problems with the reliability or security of our systems could harm our reputation, and the cost of remedying these problems could negatively affect our business, financial condition, and operating results.
Security vulnerabilities, data protection breaches and cyber-attacks could disrupt our data protection platform and solutions, and any such disruption could increase our expenses, damage our reputation, harm our business and adversely affect our stock price.
We rely on third-party providers for a number of critical aspects of our cloud services, and consequently we do not maintain direct control over the security or stability of the associated systems. Furthermore, the firmware, software and/or open source software that our data protection solutions utilize may be susceptible to hacking or misuse. In the event of the discovery of a significant security vulnerability, we would incur additional substantial expenses and our business would be harmed.
Our customers rely on our solutions to store digital copies of their files, including financial records, business information, photos, and other personally meaningful content. We also store credit card information and other personal information about our customers. An actual or perceived breach of our network security and systems or other cybersecurity related events that cause the loss or public disclosure of, or access by third parties to, our customers’ stored files could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of customers to provide us with their credit card or payment information, an unwillingness of our customers to use our solutions, harm to our reputation and brand, loss of our ability to accept and process customer credit card orders, and time-consuming and expensive litigation. If this occurs, our business and operating results could be adversely affected. Third parties may be able to circumvent our security by deploying viruses, worms, and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks and we may not immediately discover these attacks or attempted infiltrations. Further, outside parties may attempt to fraudulently induce our employees, consultants, or affiliates to disclose sensitive information in order to gain access to our information or our customers’ information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world. As a result, we may be unable to proactively address these techniques or to implement adequate preventative or reactionary measures. In addition, employee or consultant error, malfeasance, or other errors in the storage, use, or transmission of personal information could result in a breach of customer or employee privacy. We maintain insurance coverage to mitigate the potential financial impact of these risks; however, our insurance may not cover all such events or may be insufficient to compensate us for the potentially significant losses, including the potential damage to the future growth of our business, that may result from the breach of customer or employee privacy. If we or our third-party providers are unable to successfully prevent breaches of security relating to our solutions or customer private information, it could result in litigation and potential liability for us, cause damage to our brand and reputation, or otherwise harm our business and our stock price.
Many states have enacted laws requiring companies to notify consumers of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and could cause the loss of customers. Similarly, if a publicized breach of data security at any other cloud backup service provider or other major consumer website were to occur, there could be a general public loss of confidence in the use of the internet for cloud backup services or commercial transactions generally. Any of these events could have material adverse effects on our business, financial condition, and operating results.
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
Currently, internet access is provided by telecommunications companies and internet access service providers that have significant and increasing market power in the broadband and internet access marketplace. In the absence of government regulation, these providers could take measures that affect their customers’ ability to use our products and services, such as attempting to charge their customers more for using our products and services. To the extent that internet service providers implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, we could incur greater operating expenses and customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of internet access service and either charge us for or prohibit our services from being available to our customers through these tiers, our business could be negatively impacted. Some of these providers also offer products and services that directly compete with our own offerings, which could potentially give them a competitive advantage.
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

A decline in demand for our solutions or for cloud solutions in general would cause our revenue to decline.
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
Given our market focus, maintaining and enhancing the Carbonite brand is critical to our success. We believe that the importance of brand recognition and loyalty will increase in light of increasing competition in our markets. We plan to continue investing substantial resources to promote our brand, both domestically and internationally, but there is no guarantee that our brand development strategies will enhance the recognition of our brand. Some of our existing and potential competitors have well-established brands with greater recognition than we have. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain customers may be adversely affected. In addition, even if our brand recognition and loyalty increases, this may not result in increased use of our solutions or higher revenue.
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
Because we offer solutions that solve a complex business need, undetected errors, failures, or bugs may occur, especially when solutions are first introduced or when new versions are released. Our solutions are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our solutions or may expose undetected errors, failures, or bugs in our solutions. Our customers’ computing environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. In addition, despite testing by us and others, errors, failures, or bugs may not be found in new solutions or releases until after distribution. In the past, we have discovered software errors, failures, and bugs in certain of our solution offerings after their introduction and, in some cases, have experienced delayed or lost revenues as a result of these errors. In addition, we rely on hardware purchased or leased and software licensed from third parties to offer our solutions, and any defects in, or unavailability of, our third-party software or hardware could cause interruptions to the availability of our solutions.
Errors, failures, bugs in or unavailability of our solutions released by us could result in negative publicity, damage to our brand, returns, loss of or delay in market acceptance of our solutions, loss of competitive position, or claims by customers or others. Many of our end-user customers use our solutions in applications that are critical to their businesses and may have a greater sensitivity to defects in our solutions than to defects in other, less critical, software solutions. In addition, if an actual or perceived breach of information integrity or availability occurs in one of our end-user customer’s systems, regardless of whether the breach is attributable to our solutions, the market perception of the effectiveness of our solutions could be harmed. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our solution licensing, which could cause us to lose existing or potential customers and could adversely affect our operating results.

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
We face many risks associated with our growth and plans to expand, which could harm our business, financial condition, and operating results.
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

We also anticipate that our efforts to expand internationally will entail the marketing and advertising of our services and brand and the development of localized websites. We do not have substantial experience in selling our solutions in international markets or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we must invest significant resources in order to do so. We may not succeed in these efforts or achieve our customer acquisition or other goals. For some international markets, customer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional subscription model to provide cloud backup and related services to customers. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international solutions, and therefore may not be profitable on a sustained basis, if at all.

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
We depend on the continued service and performance of our key personnel. We do not have long-term employment agreements with many of our officers or key employees. In addition, many of our key technologies and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, product development, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In addition, several of our key personnel have only recently been employed by us, and we are still in the process of integrating these personnel into our operations. Our failure to successfully integrate these key employees into our business could adversely affect our business.
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
As of December 31, 2018, we had federal, state, and foreign net operating loss carryforwards, or NOLs, of $110.0 million, $75.9 million, and $2.3 million, respectively, available to offset future taxable income, which expire in various years through 2038 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. Based upon our analysis as of December 31, 2018, there was no ownership change experienced during 2018. If changes in our ownership occur in the future, our ability to use NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results and the market price of our common stock.
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
Our future success and competitive position depend in large part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. We cannot be assured that any such protective measures will give us the full protection that we seek, or that any such items will not be challenged, invalidated, or circumvented. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming to litigate. In addition, in an infringement proceeding, a court may decide that a patent or other proprietary right of ours is not valid or is unenforceable, or may refuse to stop others from using the technology at issue on the grounds that our patent(s) or other proprietary rights do not cover such technology. An adverse determination of any litigation or defense proceedings could put one or more of our intellectual properties and proprietary technologies at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not being issued.
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
We also rely in part on trade secret laws and confidentiality agreements with our employees, licensees, independent contractors, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure or inability to obtain or maintain trade secret protection or otherwise protect our proprietary rights could adversely affect our business.
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
We cannot predict our future capital needs and we may be unable to obtain financing, which could have a material adverse effect on our business, results of operations and financial condition.
We may need to raise additional funds in the future in order to acquire complementary businesses, technologies, products or services. Any required financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities, you may experience significant dilution of your ownership interest, and the newly-issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may be unable to successfully develop or enhance our software and services through acquisitions in order to take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on our software and services offerings, revenues, results of operations and financial condition.
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
Principal Office Locations
Our corporate headquarters and executive offices are located in Boston, Massachusetts, in a 52,588 square-foot facility under a lease expiring on December 31, 2024. In addition, we operate a 26,019 square-foot facility in Salt Lake City, Utah under a lease expiring on December 31, 2024, a 22,685 square-foot facility in Indianapolis, Indiana under a lease expiring on June 30, 2025 and a 20,659 square-foot facility in Mississauga, Ontario under a lease expiring on March 31, 2029. We also have additional offices throughout the United States and in various international locations. These additional office leases expire between 2019 and 2029.
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
Data Centers
Our principal data centers are located in Ashburn, Virginia; Chandler, Arizona; and St. George, Utah. We have additional data centers throughout the United States and in various international locations. Our data center leases expire between 2019 and 2023. We have capacity headroom built into our primary leases to accommodate infrastructure growth within the lease periods should we need to add more space or power to our existing footprint.

ITEM 3.	LEGAL PROCEEDINGS
See Note 13 - Commitments and Contingencies – Litigation to our consolidated financial statements included in this Annual Report for information concerning litigation. In addition to the lawsuit involving Realtime Data LLC, from time to time, we have been and may become involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we are not presently involved in any other legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The NASDAQ Global Market under the symbol “CARB.”
Holders
As of February 22, 2019, we had approximately 20 holders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street” name accounts through brokers.
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
Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1, 2018 - October 31, 2018	6,626	$33.16	—	$—
November 1, 2018 - November 30, 2018	813,120	$26.55	809,921	$28,498,742
December 1, 2018 - December 31, 2018	14,311	$27.86	—	$28,498,742
Total	834,057		809,921

(1)
In October, November, and December 2018 shares were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units. In November, we also repurchased 809,921 shares of our common stock pursuant to our new share repurchase program.

(2)
The average price per share for each of the months in the fiscal quarter was calculated by dividing (a) the sum for the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our share repurchase program, by (b) the sum of the number of shares withheld and the number of shares acquired under our share repurchase program.

(3)	On November 19, 2018, our Board of Directors authorized a new share repurchase program for up to an aggregate of $50.0 million of our outstanding common stock.
Performance Graph
The following performance graph compares the cumulative total return to stockholders on our common stock for the period from December 31, 2013 through December 31, 2018 against the cumulative total return of The NASDAQ Composite Index and The NASDAQ-100 Technology Sector Index. The comparison assumes $100 was invested in our common stock and each of the indices upon the closing of trading on December 31, 2013 and assuming the reinvestment of dividends, if any. We have never declared or paid any cash dividends on our common stock and does not anticipate paying any cash dividends in the foreseeable future.

The performance shown on the graph below is based on historical results and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Carbonite, Inc., the NASDAQ Composite Index, and the NASDAQ-100 Technology Sector Index
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
NDXT
NASDAQ
CARB

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
The consolidated statements of operations data for the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheets data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheets data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)
Consolidated statements of operations data: [1]
Revenue	$296,408	$239,462	$206,986	$136,616	$122,620
Net income (loss)	7,562	(4,002)	(4,099)	(21,615)	(9,350)
Basic net income (loss) per share attributable to common stockholders	$0.24	$(0.14)	$(0.15)	$(0.80)	$(0.35)
Diluted net income (loss) per share attributable to common stockholders	$0.22	$(0.14)	$(0.15)	$(0.80)	$(0.35)
Consolidated balance sheets: [1]
Total assets	$561,091	$312,819	$144,759	$125,990	$131,754
Long-term obligations	152,750	141,796	27,027	24,705	23,870
Shareholders' equity	257,210	38,265	5,384	1,073	14,538
Consolidated statements of cash flows:[2]
Operating activities	$53,590	$31,195	$13,165	$13,196	$22,678
Investing activities	(160,030)	(91,655)	(16,275)	7,630	(30,298)
Financing activities	176,830	127,622	(1,404)	(3,417)	4,239
Key metrics:
Bookings	$307,040	$245,864	$209,284	$144,106	$128,183
Annual retention rate	86%	87%	86%	84%	83%
Renewal rate	84%	85%	84%	82%	80%
Adjusted free cash flow	$50,105	$20,098	$18,180	$14,274	$15,072
(1) As of January 1, 2018 we adopted Topic 606 under the modified retrospective adoption method and therefore the fiscal years prior have not been adjusted.
(2) The results for all fiscal years presented above incorporate the retrospective impact of the adoption of ASU 2016-18, Statement of Cash Flows - Restricted Cash.

Refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Business Metrics below for the definitions of these key metrics. Bookings and adjusted free cash flow are financial data that are not calculated in accordance with GAAP. The tables below provide reconciliations of bookings and adjusted free cash flow to revenue and cash provided by operating activities, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. The metrics management uses to evaluate performance are subject to change based on an ongoing analysis of the business and the environment in which it operates.
Our management uses annual retention rate to determine the stability of our customer base and to evaluate the lifetime value of our customer relationships. As customers’ annual and multi-year subscriptions come up for renewal throughout the calendar year based on the dates of their original subscriptions, measuring retention on a trailing twelve-month basis at the end of each quarter provides our management with useful and timely information about the stability of our customer base. Management uses renewal rate to monitor trends in customer renewal activity.
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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Revenue	$296,408	$239,462	$206,986	$136,616	$122,620
Add change in deferred revenue, net of foreign exchange and the change in unbilled revenue (excluding acquired and divested deferred revenue and the adoption impact of Topic 606)	10,632	6,402	2,298	7,490	5,563
Bookings	$307,040	$245,864	$209,284	$144,106	$128,183

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cash provided by operating activities	$53,590	$31,195	$13,165	$13,196	$22,678
Subtract capital expenditures	(13,132)	(17,351)	(6,582)	(9,730)	(14,495)
Free cash flow	40,458	13,844	6,583	3,466	8,183
Add payments related to corporate headquarter relocation		—	—	1,309	3,872
Add acquisition-related payments	7,438	5,707	9,989	1,406	2,053
Add hostile takeover-related payments	—	—	—	1,791	100
Add CEO transition payments	—	—	—	29	634
Add restructuring-related payments	1,927	359	341	—	—
Add cash portion of lease exit charge	—	—	343	887	230
Add litigation-related payments	282	188	924	5,385	—
Adjusted free cash flow	$50,105	$20,098	$18,180	$14,273	$15,072

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview

We are a leading provider of robust backup, disaster recovery, high availability and workload migration solutions (the "Carbonite Data Protection Platform"). The Carbonite Data Protection Platform supports businesses on a global scale with secure cloud infrastructure. We continue to invest in strategic acquisitions and integrate these acquisitions into our portfolio of technology solutions, in order to expand our addressable market and increase our strategic importance to customers.

We derive the majority of our revenue from subscription fees with consistently strong retention rates. The remainder of our revenue is derived from software arrangements, which often contain multiple revenue elements, such as software licenses, hardware, professional services and post-contract customer support. We sell our solutions globally, and our customers primarily come from the following sources: through our website, our inside sales team, acquisitions, or from our network of channel partners, including distributors, value-added resellers, managed service providers, and global systems integrators.

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
On March 19, 2018, we acquired all of the issued and outstanding capital stock of Mozy Inc. and certain related business assets owned by EMC Corporation for a purchase price of $144.6 million in cash, net of cash acquired. On February 7, 2019, we entered into an agreement to acquire all of the issued and outstanding capital stock of Webroot, a leading cybersecurity company, for $618.5 million in cash, which will be adjusted with respect to cash, debt, transaction expenses and working capital. We believe these acquisitions strengthen our overall technology portfolio and position us as a leader in the endpoint and data protection markets.
On July 23, 2018, we issued and sold 4,765,157 shares of common stock in a public offering. An additional 819,485 shares were issued and sold pursuant to the underwriters' 30-day option on August 16, 2018. Aggregate proceeds of $199.3 million were recognized, net of underwriting discounts, commissions and offering expenses paid.
Our operating costs continue to grow as we invest in strategic acquisitions, new customer acquisition, cross-sell efforts, and research and development. We expect to continue to devote substantial resources to integration, global expansion, customer acquisition, and product innovation. In October 2017, we initiated a restructuring program ("2017 Plan") to streamline operations and reduce operating costs. Since October 2017, we have recorded restructuring charges of $1.8 million for employee severance related to the reduction of our workforce. The 2017 Plan was completed in the fourth quarter of 2018 and no additional charges are expected.
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
Key Business Metrics
Our management regularly reviews a number of financial and operating metrics, including the following key metrics, to evaluate our business. Bookings and adjusted free cash flow are financial data that are not calculated in accordance with GAAP. The presentation on non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. The metrics management uses to evaluate performance are subject to change based on an ongoing analysis of the business and the environment in which it operates. Refer to Item 6. Selected Financial Data for a reconciliation to the most comparable financial measures presented in accordance with GAAP.

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

•
Adjusted free cash flow. We calculate adjusted free cash flow by subtracting the cash paid for the purchase of property and equipment and adding the payments related to corporate headquarter relocation, acquisitions, hostile takeover, CEO transition, restructuring, the cash portion of lease exit charges and litigation from net cash provided by operating activities. Our management uses adjusted free cash flow to assess our business performance and evaluate the amount of cash generated by our business.

Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue but may result in material monthly and quarterly variances in one or more of the key business metrics described above.
Performance Highlights
For the years ended December 31, 2018, 2017 and 2016, we had the following results:

•
We generated revenue of $296.4 million, $239.5 million, and $207.0 million, respectively. Revenue increased by $56.9 million, or 24%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, and $32.5 million, or 16%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016.

•	Cash flow from operations was $53.6 million, $31.2 million, and $13.2 million, respectively.

The following table presents our performance highlights for certain non-GAAP and other key metrics for the periods presented:

	Years Ended December 31,
	2018	2017	2016
Key metrics (1):	(in thousands, except percentage data)
Bookings	$307,040	$245,864	$209,284
Annual retention rate	86%	87%	86%
Renewal rate	84%	85%	84%
Adjusted free cash flow	$50,105	$20,098	$18,180
(1) Refer to the Key Business Metrics section above for the definition of these key metrics, and refer to Item 6. Selected Financial Data for the reconciliation of bookings and adjusted free cash flow to the most directly comparable financial measures presented in accordance with GAAP.

Adjusted free cash flow for the year ended December 31, 2018 increased by $30.0 million compared to the year ended December 31, 2017, primarily due to an increase in net income adjusted for non-cash charges.
Adjusted free cash flow for the year ended December 31, 2017 increased by $1.9 million compared to the year ended December 31, 2016, primarily due to the timing of payments, partially offset by an increase in purchases of property, plant and equipment related to the capital investments in our data centers.
The following table presents our bookings by type of customer for the periods presented:

	Years Ended December 31,			2018 Versus 2017	2017 Versus 2016
	2018	2017	2016	%	%
	(in thousands)
Business	$208,742	$164,051	$124,363	27%	32%
Consumer	98,298	81,813	84,921	20%	(4)%
Total bookings	$307,040	$245,864	$209,284	25%	17%
Our bookings increased by $61.2 million for the year ended December 31, 2018, compared to the corresponding period in 2017, primarily due to the inclusion of bookings from the acquisition of Mozy of $49.6 million, which does not include bookings from Mozy customers that have transitioned to Carbonite branded offerings. Bookings also increased $6.2 million related to a pricing increase on our subscription offerings. Our bookings increased by $36.6 million for the year ended December 31, 2017, compared to the corresponding period in 2016 primarily due to the inclusion of bookings from the acquisition of DoubleTake during 2017. We expect total bookings to increase primarily driven by growth in bookings from our business customers.
Key Components of our Consolidated Statements of Operations
Revenue
Services. Services revenues consist of "Software-as-a-Service" ("SaaS") and "Hardware-as-a-Service" ("HaaS") offerings, maintenance and support ("M&S") services and professional services. Revenues related to the SaaS and HaaS offerings are recorded over the performance period of the services. M&S services generally consist of telephone, email, or live chat support, as well as updates and upgrades to the software licenses on an if and when available basis. Revenues from M&S are recorded ratably over the time of performance. Professional service revenue is recognized over time as services are delivered.
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
Cost of revenue
Services. Cost of services revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, depreciation of equipment, rent, utilities and broadband, equipment maintenance, hosting fees, software license fees, and allocated overhead. The expenses associated with hosting our services and supporting our customers are related to the number of customers and the complexity of our services and hosting infrastructure. Our cost of storage, on a per gigabyte (GB) basis has decreased over time due to decreases in storage prices and realizing greater efficiency in our data center operations. We have also experienced a downward trend in the cost of storage equipment and broadband service, which we expect will continue into the future. Over the long term, we expect these expenses to increase in absolute dollars, but decrease as a percentage of revenue due to improved efficiencies in supporting customers.
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
Operating expenses
Research and development. Research and development expenses consist primarily of wages and benefits for development personnel, third-party outsourcing costs, hosting fees, consulting fees, rent, and depreciation. We focus our research and development efforts on the development of new products and enhancements and improved ease of use of our existing solutions. These efforts result in updated versions of products, while not changing the underlying technology. The majority of our research and development employees are located at our corporate headquarters in the U.S. and at our office in Canada. We expect that research and development expenses will increase in absolute dollars on an annual basis as we continue to enhance and expand our services.
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
Restructuring charges. Restructuring charges consist of charges related to the Company's restructuring efforts associated with the reorganization and consolidation of certain operations as well as disposal of certain assets. See Note 14 - Restructuring to our consolidated financial statements included in this Annual Report for additional information.
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

	Years Ended December 31,
	2018	2017	2016
	(% of revenue)
Consolidated statements of operations data:
Revenue:
Services	88.8%	86.6%	89.9%
Product	11.2	13.4	10.1
Total revenue	100.0	100.0	100.0
Cost of revenue:
Services	22.9	24.7	26.8
Product	0.6	1.1	1.3
Amortization of intangible assets	5.3	3.5	1.3
Total cost of revenue	28.8	29.3	29.4
Gross profit	71.2	70.7	70.6
Operating expenses:
Research and development	19.4	19.3	16.1
General and administrative	17.1	17.9	19.8
Sales and marketing	28.9	37.3	35.0
Amortization of intangible assets	4.2	0.9	0.6
Restructuring charges	0.4	0.3	0.4
Total operating expenses	70.0	75.7	71.9
Income (loss) from operations	1.2	(5.0)	(1.3)
Interest expense	(3.9)	(3.1)	(0.1)
Interest income	0.6	0.2	—
Other income (expense), net	0.1	0.5	0.1
Loss before income taxes	(2.0)	(7.4)	(1.3)
(Benefit) provision for income taxes	(4.6)	(5.7)	0.7
Net income (loss)	2.6%	(1.7)%	(2.0)%
Comparison of Years Ended December 31, 2018, 2017, and 2016
Revenue

	Years Ended December 31,			2018 Versus 2017		2017 Versus 2016
	2018	2017	2016	Amount	%	Amount	%
	(in thousands, except percentage data)
Revenue:
Services	$263,084	$207,403	$186,087	$55,681	26.8%	$21,316	11.5%
As a % of total revenue	88.8%	86.6%	89.9%
Product	33,324	32,059	20,899	1,265	3.9%	11,160	53.4%
As a % of total revenue	11.2%	13.4%	10.1%
Total revenue	$296,408	$239,462	$206,986	$56,946	23.8%	$32,476	15.7%
Services revenue increased for the year ended December 31, 2018, as compared to the year ended December 31, 2017 primarily due to an increase in revenue from our acquired Mozy offerings of $48.5 million, which does not include revenue from Mozy customers that have transitioned to Carbonite branded offerings. Sales from our other subscription offerings also increased $7.2 million over the comparative period. Services revenue increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to an increase in revenue from our acquired DoubleTake offerings.

Product revenue increased for the year ended December 31, 2018, as compared to the year ended December 31, 2017 primarily due to increased sales of our license offerings of $4.1 million, partially offset by lower hardware sales of $1.5 million and divestitures of product brands of $1.3 million. Product revenue increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to an increase in revenue from our acquired DoubleTake offerings.
Cost of revenue, gross profit, and gross margin

	Years Ended December 31,			2018 Versus 2017		2017 Versus 2016
	2018	2017	2016	Amount	%	Amount	%
	(in thousands, except percentage data)
Cost of revenue:
Services	$68,024	$59,212	$55,512	$8,812	14.9%	$3,700	6.7%
Product	1,730	2,676	2,793	(946)	(35.4)%	(117)	(4.2)%
Amortization of intangible assets	15,629	8,179	2,632	7,450	91.1%	5,547	210.8%
Total cost of revenue	$85,383	$70,067	$60,937	$15,316	21.9%	$9,130	15.0%
As a % of total revenue	28.8%	29.3%	29.4%
Gross profit	$211,025	$169,395	$146,049	$41,630	24.6%	$23,346	16.0%
Gross margin	71.2%	70.7%	70.6%
Our gross margin increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, driven principally by a decrease in cost of service revenue as a percentage of revenue.
Our gross margin increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, driven principally by an increased percentage of our revenues derived from higher margin business solutions.
Cost of services revenue

	Years Ended December 31,			2018 Versus 2017		2017 Versus 2016
	2018	2017	2016	Amount	%	Amount	%
	(in thousands, except percentage data)
Cost of services revenue	$68,024	$59,212	$55,512	$8,812	14.9%	$3,700	6.7%
As a % of services revenue	25.9%	28.5%	29.8%
As a % of total revenue	22.9%	24.7%	26.8%
Components of cost of services revenue:
Personnel-related costs	$28,420	$25,992	$23,513	$2,428	9.3%	$2,479	10.5%
Hosting, depreciation and facilities costs	27,053	21,078	22,353	5,975	28.3%	(1,275)	(5.7)%
Software, consulting and other	12,551	12,142	9,646	409	3.4%	2,496	25.9%
Total cost of services revenue:	$68,024	$59,212	$55,512	$8,812	14.9%	$3,700	6.7%
Cost of services revenue increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, driven largely by an increase in personnel-related costs associated increased salaries and benefits. There was also an increase of $2.6 million in depreciation of data center equipment resulting from our acquisition of Mozy and $1.9 million in hosted solutions costs related to higher costs associated with supporting our customers included within hosting, depreciation and facilities costs.
Cost of services revenue increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, driven largely by an increase in personnel-related costs associated with supporting our customers. Software, consulting and other costs increased $2.5 million associated with an increase of $1.8 million for software and support contracts and a $0.7 million increase in consulting expenses. These increases were partially offset by a decrease in hosting and depreciation costs associated with efficiencies realized in our data centers.

Cost of product revenue

	Years Ended December 31,			2018 Versus 2017		2017 Versus 2016
	2018	2017	2016	Amount	%	Amount	%
	(in thousands, except percentage data)
Cost of product revenue	$1,730	$2,676	$2,793	$(946)	(35.4)%	$(117)	(4.2)%
As a % of product revenue	5.2%	8.3%	13.4%
As a % of total revenue	0.6%	1.1%	1.3%
Cost of product revenue decreased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, and for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a decrease in hardware sales.
Amortization of intangible assets

	Years Ended December 31,			2018 Versus 2017		2017 Versus 2016
	2018	2017	2016	Amount	%	Amount	%
	(in thousands, except percentage data)
Amortization of intangible assets	$15,629	$8,179	$2,632	$7,450	91.1%	$5,547	210.8%
As a % of total revenue	5.3%	3.5%	1.3%
Amortization of intangible assets increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, and the year ended December 31, 2017, as compared to the year ended December 31, 2016, driven largely by additional developed technology amortization associated with the acquisitions of Mozy in March 2018 and DoubleTake in January 2017, respectively.
Operating expenses
Research and development

	Years Ended December 31,			2018 Versus 2017		2017 Versus 2016
	2018	2017	2016	Amount	%	Amount	%
	(in thousands, except percentage data)
Research and development	$57,467	$46,160	$33,298	$11,307	24.5%	$12,862	38.6%
Percent of revenue	19.4%	19.3%	16.1%
Components of research and development:
Personnel-related costs	$41,197	$34,207	$25,418	$6,990	20.4%	$8,789	34.6%
Outside services and consulting costs	8,514	3,876	2,443	4,638	119.7%	1,433	58.7%
Hosting and other	7,756	8,077	5,437	(321)	(4.0)%	2,640	48.6%
Total research and development	$57,467	$46,160	$33,298	$11,307	24.5%	$12,862	38.6%
Research and development expenses increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, driven largely by an increase in personnel-related costs associated with additional research and development headcount and an increase in outside services and consulting costs associated with the maintenance and integration of our solutions.
Research and development expenses increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to an increase of personnel-related costs of $7.7 million associated with additional research and development headcount driven by the inclusion of acquired DoubleTake and Datacastle research and development employees and an increase of $1.1 million in stock-based compensation expense associated with new grants. Further, there was an increase in outside services and consulting costs associated with enhancing the functionality and ease of use of our solutions. Hosting and other costs increased $2.6 million driven largely by $0.8 million of acquisition and integration-related expenses associated with the acquisition of DoubleTake.

General and administrative

	Years Ended December 31,			2018 Versus 2017		2017 Versus 2016
	2018	2017	2016	Amount	%	Amount	%
	(in thousands, except percentage data)
General and administrative	$50,547	$42,862	$41,070	$7,685	17.9%	$1,792	4.4%
Percent of revenue	17.1%	17.9%	19.8%
Components of general and administrative:
Personnel-related costs	$28,077	$24,515	$21,471	$3,562	14.5%	$3,044	14.2%
Professional fees	12,408	11,503	11,255	905	7.9%	248	2.2%
Consulting, taxes and other	10,062	6,844	8,344	3,218	47.0%	(1,500)	(18.0)%
Total general and administrative	$50,547	$42,862	$41,070	$7,685	17.9%	$1,792	4.4%
General and administrative expenses increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, driven largely by a $1.9 million increase in stock-based compensation expense primarily associated with the achievement of performance goals and new grants and a $1.7 million increase in salaries and benefits included within personnel-related costs. The increase in these costs is driven by investment required to support our growth and operations as a public company. Further, there was a $1.1 million increase in hardware and software costs driven by recent acquisitions, a $0.7 million loss recorded on the sale of business, a $0.6 million increase in bad debt expense, and a $0.6 million increase in transactional tax expense owed to foreign tax authorities included within consulting, taxes and other.
General and administrative expenses increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily as a result of increased personnel-related costs associated with additional headcount to support our overall growth and an increase of $1.7 million in stock-based compensation expense associated with new grants. The decrease in consulting, taxes and other expenses was driven by a decrease of $1.7 million in one-time transactional tax expense owed to foreign tax authorities, offset by an increase in hosting costs of $0.2 million.
Sales and marketing

	Years Ended December 31,			2018 Versus 2017		2017 Versus 2016
	2018	2017	2016	Amount	%	Amount	%
	(in thousands, except percentage data)
Sales and marketing	$85,637	$89,298	$72,371	$(3,661)	(4.1)%	$16,927	23.4%
Percent of revenue	28.9%	37.3%	35.0%
Components of sales and marketing:
Personnel-related costs	$39,006	$42,350	$31,828	$(3,344)	(7.9)%	$10,522	33.1%
Advertising costs	16,959	16,416	17,833	543	3.3%	(1,417)	(7.9)%
Costs of credit card transactions and offering free trials	8,786	7,275	6,508	1,511	20.8%	767	11.8%
Marketing programs, consulting and other	20,886	23,257	16,202	(2,371)	(10.2)%	7,055	43.5%
Total sales and marketing	$85,637	$89,298	$72,371	$(3,661)	(4.1)%	$16,927	23.4%
Sales and marketing expenses decreased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, driven largely by a decrease of $3.8 million in personnel-related costs and $0.7 million in marketing programs related to the adoption of Topic 606, as we now capitalize certain costs to obtain contracts with customers and amortize the costs over the period of benefit. There was a further decrease of $1.2 million in marketing program expenses as we focus on promoting our expanded set of business offerings through more efficient programs. These decreases were offset by increased credit card processing fees of $1.5 million associated with the acquisition of Mozy.
Sales and marketing expenses increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to an increase in personnel-related costs associated with additional sales and marketing headcount driven by the inclusion of acquired DoubleTake sales and marketing employees. Additionally, marketing programs, consulting and other costs increased by $7.1 million associated with promoting our expanded set of offerings and the inclusion of the DoubleTake business in our consolidated results. This increase was driven by an increase in consulting and independent contractor expenses of $1.8 million, travel and entertainment expenses of $1.3 million, software and hosted solutions expenses of $1.1 million, and integration and acquisition expenses of $1.0 million. Advertising costs declined related to a reduction in our traditional radio media spend compared to the year ended December 31, 2016.
Amortization of intangible assets

	Years Ended December 31,			2018 Versus 2017		2017 Versus 2016
	2018	2017	2016	Amount	%	Amount	%
	(in thousands, except percentage data)
Amortization of intangible assets	$12,437	$2,093	$1,238	$10,344	494.2%	$855	69.1%
As a % of total revenue	4.2%	0.9%	0.6%
Amortization of intangible assets increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, and the year ended December 31, 2017 as compared to the year ended December 31, 2016, driven largely by an increase in amortization expense related to customer relationship and trade name assets associated with the acquisitions of Mozy in March 2018 and DoubleTake in January 2017, respectively.
Restructuring charges

	Years Ended December 31,			2018 Versus 2017		2017 Versus 2016
	2018	2017	2016	Amount	%	Amount	%
	(in thousands, except percentage data)
Restructuring	$1,270	$1,047	$856	$223	21.3%	$191	22.3%
As a % of total revenue	0.4%	0.3%	0.4%
Restructuring expenses remained consistent for both the year ended December 31, 2018 as compared to the year ended December 31, 2017, and the year ended December 31, 2017, as compared to the year ended December 31, 2016.
Income (loss) from operations
Operating income for the year ended December 31, 2018 was $3.7 million, compared to an operating loss of $(12.1) million for the year ended December 31, 2017. The increase in operating income is primarily a result of an increase in revenue and a decrease in sales and marketing expenses.
Operating loss for the year ended December 31, 2017 was $(12.1) million compared to $(2.8) million for the year ended December 31, 2016. The increase in operating loss during the year ended December 31, 2017 is primarily a result of increases in sales and marketing expenses, research and development expenses, and costs of revenue.
Non-operating income (expense)

	Years Ended December 31,			2018 Versus 2017		2017 Versus 2016
	2018	2017	2016	Amount	%	Amount	%
	(in thousands, except percentage data)
Interest expense	$(11,556)	$(7,447)	$(147)	$(4,109)	55.2%	$(7,300)	4,966.0%
As a % of total revenue	(3.9)%	(3.1)%	(0.1)%
Interest income	$1,877	$581	$25	$1,296	223.1%	$556	2,224.0%
As a % of total revenue	0.6%	0.2%	—%
Other income (expense), net	$227	$1,252	$190	$(1,025)	(81.9)%	$1,062	558.9%
As a % of total revenue	0.1%	0.5%	0.1%
Interest expense increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to an increase in interest expense of $2.9 million related to our Convertible Notes issued in April 2017 and $1.2 million of interest expense related to our Revolving Credit Facility entered into in March 2018.
Interest expense increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to interest expense of $7.2 million related to our Convertible Notes issued in April 2017.

Interest income increased for the years ended December 31, 2018 and 2017 compared to the years ended December 31, 2017 and 2016, respectively, driven largely by interest income related to our highly liquid investments.
Other income (expense), net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. Other income (expense), net decreased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, and increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to a gain on the sale of businesses of $0.8 million, which took place in 2017.
(Benefit) provision for income taxes

	Years Ended December 31,			2018 Versus 2017		2017 Versus 2016
	2018	2017	2016	Amount	%	Amount	%
	(in thousands, except percentage data)
(Benefit) provision for income taxes	$(13,347)	$(13,677)	$1,383	$330	(2.4)%	$(15,060)	(1,088.9)%
As a % of total revenue	(4.6)%	(5.7)%	0.7%
For the year ended December 31, 2018, our tax benefit was primarily driven by the recognition of a discrete tax benefit of $16.2 million due to the release of the U.S. valuation allowance as a result of the Mozy acquisition. For the year ended December 31, 2017, our tax benefit was primarily driven by a tax benefit for a U.S. valuation allowance release and refundable Federal Alternative Minimum Tax (“AMT”), partially offset by foreign income taxes. For the year ended December 31, 2016, our tax provision was primarily driven by foreign income taxes, Federal AMT, and state income taxes.
Liquidity and Capital Resources
As of December 31, 2018, we had cash and cash equivalents of $198.1 million, $172.0 million of which was held in the United States and $26.1 million of which was held by our international subsidiaries outside of the United States. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay non-U.S. withholding taxes upon repatriation in certain non-U.S. jurisdictions. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings to fund our foreign subsidiaries. Determination of the unrecognized deferred tax liability on unremitted earnings is not practical due to uncertainty regarding the remittance structure, the mix of earnings and earnings for profit pools in the year of remittance, and overall complexity of the calculation.
Source of funds
We believe, based on our current operating plan, that our existing cash and cash equivalents and cash provided by operations, as well as access to a new term loan and revolving credit facility that we expect to enter into in connection with the acquisition of Webroot, discussed below, will be sufficient to meet our anticipated cash needs for the foreseeable future.
On April 4, 2017, we issued, in a private offering, $143.8 million aggregate principal amount of Convertible Notes. The Convertible Notes accrue interest at 2.50% per year, payable semiannually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2022, unless earlier repurchased, redeemed or converted. At December 31, 2018, the Convertible Notes are not convertible.
In connection with the acquisition of Mozy, Inc., on March 19, 2018, we entered into a Revolving Credit Facility, which provides revolving credit financing of up to $130.0 million, including a $10.0 million sub-limit for letters of credit. The commitments under the Revolving Credit Facility may be increased by up to an additional $100.0 million plus an additional unlimited amount so long as the Company does not exceed a specified pro forma secured net leverage ratio, in either case provided the existing or additional lenders are willing to make such increased commitments and subject to other terms and conditions. The Revolving Credit Facility matures on the earlier of March 20, 2023 or 91 days prior to the maturity of the Company’s outstanding Convertible Notes. As of December 31, 2018, we had no outstanding borrowings under the Revolving Credit Facility. We intend to terminate the Revolving Credit Facility upon the execution of the Revolving Facility discussed below.
On February 7, 2019, we entered into an agreement and plan of merger to acquire Webroot for $618.5 million in cash to be adjusted with respect to cash, debt, transaction expenses and working capital. Concurrently with the execution of the merger agreement, we entered into a financing commitment letter (the “Commitment Letter”) for (i) a seven-year senior secured term loan facility of $550.0 million (the “Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Facilities”). Upon execution of the Revolving Facility, we intend to terminate our previously executed Revolving Credit Facility entered into on March 19, 2018. We will fund the transaction with existing cash and the Term Loan Facility. The Facilities will be subject to certain customary representations, warranties and covenants. The funding of the Facilities is subject to our compliance with customary terms and conditions precedent as set forth in the Commitment Letter, including the execution and delivery of definitive documentation consistent with the Commitment Letter and the substantially simultaneous consummation of the merger on terms consistent with the merger agreement.
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
Cash flows
The following table provides a summary and description of our net cash inflows (outflows) for 2018, 2017 , and 2016.

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	53,590	31,195	13,165
Net cash (used in) investing activities	(160,030)	(91,655)	(16,275)
Net cash provided by (used in) financing activities	176,830	127,622	(1,404)
Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net loss, growth in sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.
In the year ended December 31, 2018 cash provided by operating activities was $53.6 million, which was driven by an increase in deferred revenue of $11.3 million, net income of $7.6 million and adjustments for non-cash charges of $51.6 million, primarily comprised of $41.8 million of depreciation and amortization, $17.6 million of stock-based compensation,

$6.3 million of interest expense related to the non-cash interest expense related to the amortization of debt discount, $2.2 million of amortization of deferred costs, $0.6 million of impairment charges, partially offset by benefit for deferred income taxes of $16.6 million and a gain on disposal of equipment of $0.2 million, and other non-cash items of $0.1 million. These cash inflows were partially offset by a change in working capital items totaling $11.4 million, and a decrease in other assets and liabilities of $5.5 million.
In the year ended December 31, 2017, cash provided by operating activities was $31.2 million, which was driven by an increase in deferred revenue of $6.2 million, change in working capital items totaling $6.1 million and a net adjustment for non-cash charges of $23.5 million, primarily comprised of $21.7 million of depreciation and amortization, $12.7 million of stock-based compensation expense, $4.4 million of interest expense related to the non-cash interest expense related to the amortization of debt discount, $1.4 million of impairment charges, partially offset by a gain on disposal of equipment of $0.9 million, benefit for deferred income taxes of $15.4 million and other non-cash items of $0.5 million. These cash inflows were partially offset by our net loss of $4.0 million and a decrease in other assets and liabilities of $0.5 million.
In the year ended December 31, 2016, cash provided by operating activities was $13.2 million, which was driven by an increase in adjustments for non-cash charges of $25.6 million, primarily comprised of $15.9 million of depreciation and amortization, $8.9 million of stock-based compensation expense and other add-backs of $0.8 million, and an increase in deferred revenue of $2.4 million. The cash inflows were partially offset by our net loss of $4.1 million, a $0.6 million decrease in other assets and liabilities, and by changes in working capital items totaling $10.1 million, due to the timing of payments and customer receipts.
Investing activities
In the year ended December 31, 2018, cash used in investing activities was $160.0 million, which was primarily driven by our payment of $144.6 million in connection with the acquisition of Mozy, capital expenditures of $13.1 million, payments for intangible assets of $5.8 million, and purchases of derivatives of $1.4 million, partially offset by proceeds from maturities of derivatives of $4.0 million, and proceeds from the sale of property and equipment of $0.9 million.
In the year ended December 31, 2017, cash used in investing activities was $91.7 million, which was primarily driven by our payment of $69.8 million in connection with the acquisitions of DoubleTake and Datacastle, capital expenditures of $17.4 million, a purchases of derivatives of $5.0 million and a payment for intangible assets of $1.3 million, partially offset by proceeds from maturities of derivatives of $0.5 million, proceeds from sale of property and equipment and businesses of $1.3 million.
In the year ended December 31, 2016, cash used by investing activities was $16.3 million, consisting primarily of $11.6 million in cash that was paid for the EVault acquisition and $6.6 million for purchases of property and equipment. These uses of cash were partially offset by net proceeds from the purchase and sale of marketable securities and derivatives of $1.9 million.
Financing activities
In the year ended December 31, 2018 cash provided by financing activities was $176.8 million, which was primarily driven by $199.3 million in proceeds from the issuance of common shares related to our secondary offering, $88.1 million in proceeds from long-term borrowing, net of debt issuance costs, $2.6 million in proceeds from the issuance of treasury stock under our employee stock purchase plan, $1.3 million in proceeds from the exercise of stock options, partially offset by $90.0 million in payments on long-term borrowings, $21.5 million in repurchases of common stock and $2.9 million in payments of withholding taxes in connection with restricted stock unit vesting.
In the year ended December 31, 2017, cash provided by financing activities was $127.6 million, which was primarily driven by $177.8 million in proceeds from long-term borrowings, net of debt issuance costs, $5.0 million proceeds from the exercise of stock options and $1.0 million proceeds from issuance of treasury stock under our employee stock purchase plan, partially offset by $39.2 million payments on long-term borrowings, $15.0 million of repurchases of common stock and $2.0 million payments of withholding taxes in connection with restricted stock vesting.
In the year ended December 31, 2016 cash used in financing activities was $1.4 million, consisting of $4.5 million in cash used to repurchase common stock, $0.5 million payments of withholding taxes in connection with restricted stock vesting, offset by $3.6 million in proceeds received from the exercise of stock options.

Contractual obligations
The following table summarizes our contractual obligations at December 31, 2018 (in thousands):

	Payment Due by Period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible notes principal	$143,750	$—	$—	$143,750	$—
Convertible notes interest	12,579	3,594	7,188	1,797	—
Office lease obligations	24,608	4,194	7,863	7,368	5,183
Data center lease obligations (2)	12,303	4,833	6,567	903	—
Hosted software obligations	4,256	3,269	987	—	—
Consulting obligations	1,925	1,925	—	—	—
Other purchase commitments	13,082	12,875	207	—	—
Total	$212,503	$30,690	$22,812	$153,818	$5,183

(1) See Note 12—Income Taxes to the consolidated financial statements included in this Annual Report for information related to our uncertain tax positions. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

(2) Certain amounts in the table above relating to colocation leases for the Company's servers include usage based charges in addition to base rent.
The commitments under our office lease obligations shown above consist primarily of lease payments for our Boston, Massachusetts corporate headquarters, and our offices in Salt Lake City, Utah, Indianapolis, Indiana, and Mississauga, Ontario.
Commitments under our data center lease obligations included above consist primarily of Ashburn, Virginia; Chandler, Arizona; and St. George, Utah data centers. We also have data center colocation agreements in place to rent colocation space.
Additionally, we have non-cancellable commitments to vendors primarily consisting of hosted software obligations, consulting obligations, and other purchase commitments, which consist of contractual commitments to various vendors primarily for advertising, marketing, and broadband services.
Off-balance sheet arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements.
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
Revenue Recognition
We generate substantially all of our revenues from contracts with customers. We derive our revenue from cloud-hosted subscription services, software licenses, customer support services and software enhancements (i.e. maintenance), implementation and training services, and sales of hardware. We recognize revenue when we transfer control of the promised goods or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We initially assess each contract to identify any and all goods or services within, and then evaluate whether those goods and services are distinct, or capable of being distinct within the context of the contract. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. Goods and services that are identified as being distinct are identified as contractual performance obligations. Goods and services that are not both capable of being distinct and distinct within the context of the contract are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. We allocate the transaction price to each distinct performance obligation based on the standalone selling price (“SSP”) of each good or service.
The SSP is the price at which we would sell a promised product or service separately to the customer. For the majority of our cloud-hosted subscription services and maintenance offerings, we use the observable price when we sell that support and service and cloud-hosted subscription separately to similar customers. If the SSP for a performance obligation is not directly observable, we estimate it. We estimate the SSP by taking into consideration market conditions, economics of the offering and customers’ behavior. We maximize the use of observable inputs and apply estimation methods consistently in similar circumstances. We allocate the transaction price to each distinct performance obligation on a relative standalone selling price basis. Refer to Note 2—Summary of Significant Accounting Policies to our consolidated financial statements for further information on our revenue recognition.
Costs to Obtain a Contract with a Customer
Sales commissions earned by our sales teams are considered incremental, recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be approximately six years. The six year period has been determined by taking into consideration the type of product sold, the commitment term of the customer contract, the nature of our technology development life-cycle, and an estimated customer relationship period. Sales commissions for upgrade and renewal contracts are expensed in the period incurred. While we do not anticipate any significant changes to the six year amortization period, if a change did occur it could produce a material impact on our financial statements.
Business Combinations
In accordance with ASC 805, Business Combinations ("ASC 805"), we recognize identifiable assets acquired and liabilities assumed at their acquisition date fair value. Fair value determinations involve significant estimates and assumptions about several highly subjective variables, including future cash flows, discount rates, and expected business performance. There are also different valuation models and inputs for each component, the selection of which requires considerable judgment. These determinations will affect the amount of amortization expense recognized in future periods. While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
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
Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. We amortize acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. We review our intangible assets with definite lives for impairment when events or changes in circumstances indicate that the related carrying amount of any of these assets may not be recoverable. The details of our intangible asset impairment assessment are included in Note 5 - Fair Value of Financial Instruments.
Income taxes
We provide for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect when the differences are expected to reverse. In certain jurisdictions, deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. We account for uncertain tax positions recognized in our consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If actual results differ from estimates we have used, or if we adjust these estimates in future periods, our operating results and financial position could be materially affected.
Due to a history of losses, we have provided a full valuation allowance against our deferred tax assets in the U.S. and in certain foreign jurisdictions that are in a deferred tax asset position for which we are uncertain as to their ultimate realization. This is more fully described in Note 12 - Income Taxes to our consolidated financial statements, included in the Annual Report. The ability to utilize these deferred tax assets may be restricted or eliminated by changes in our ownership, changes in legislation, and other rules affecting the ability to offset future taxable income with losses or other tax attributes from prior periods. Future determinations on the need for a valuation allowance on our net deferred tax assets will be made on an annual basis.
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
We routinely enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the remeasurement of certain intercompany loans denominated in non-functional currencies. These contracts are not designated as cash flow or fair value hedges and have historically been for periods of less than one year. Changes in the fair value of these derivatives, as well as remeasurement gains and losses on the underlying intercompany assets and liabilities, are recognized in our consolidated statements of operations within "other income (expense), net". At December 31, 2018 and 2017, we had outstanding contracts with a total notional value of $43.8 million and $47.8 million, respectively.
We have performed a sensitivity analysis as of December 31, 2018, using a modeling technique that measures hypothetical gains and losses for a one-year period, from a 10% movement in foreign currency exchange rates relative to the U.S. dollar and applicable functional currencies of our subsidiaries that hold assets and/or liabilities in non-functional currencies. The foreign currency exchange rates we used were based on market rates in effect on December 31, 2018. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates, based upon our market risk as it existed as of December 31, 2018 would result in an immaterial adverse impact on income (loss) from operations in our consolidated statements of operations.
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
Interest Rate Risk
We are exposed to interest rate risk as a result of our cash and cash equivalents. Our cash equivalents consist of cash and money market funds. The money market funds are invested solely in U.S. agency and treasury securities. As of December 31, 2018, the carrying amount of our cash equivalents reasonably approximates fair value and have a constant $1 net asset value ("NAV") with daily liquidity. The primary objective of our investment policy is to preserve principal, while maximizing income and minimizing risk. Accordingly, due to the nature of our cash equivalents, they are relatively insensitive to interest rate changes. We have conducted a rate sensitivity analysis of our interest rate fluctuation, and have determined that the risk of a 10% increase or decrease in interest rates would not have a material effect on the fair market value of our portfolio.
Our Convertible Notes have a fixed annual interest rate of 2.5%, and, therefore, we do not have interest rate exposure on the Convertible Notes. On March 19, 2018, we entered into a Revolving Credit Facility which provides revolving credit financing of up to $130.0 million, including a $10.0 million sub-limit for letters of credit and a $10.0 million sub-limit for swingline loans. As of December 31, 2018, we had no outstanding borrowings under the Revolving Credit Facility and therefore no interest rate exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Carbonite, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Carbonite, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Carbonite, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years ended December 31, 2018 and 2017 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers and costs to obtain a contract, using the modified retrospective approach, upon the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers as of January 1, 2018.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 28, 2019
We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Carbonite, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Carbonite, Inc.’s operations and its cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 16, 2017,
except for the effects of the adoption of ASU 2016-09 as discussed in Note 2, as to which the date is March 12, 2018 and for the effects of the adoption of ASU 2016-18 as discussed in Note 2 and for the effects of the revision of prior period amounts as discussed in Note 3, as to which the date is February 28, 2019

Carbonite, Inc.
Consolidated Balance Sheets

	December 31,
	2018	2017
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$198,087	$128,231
Trade accounts receivable, less allowances of $892 and $994	31,569	22,219
Prepaid expenses and other current assets	10,409	6,823
Total current assets	240,065	157,273
Property and equipment, net	34,101	28,790
Other assets	13,876	804
Acquired intangible assets, net	117,963	44,994
Goodwill	155,086	80,958
Total assets	$561,091	$312,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,114	$10,842
Accrued compensation	11,620	9,892
Accrued expenses and other current liabilities	15,844	11,783
Current portion of deferred revenue	121,553	100,241
Total current liabilities	151,131	132,758
Long-term debt	118,305	111,819
Deferred revenue, net of current portion	29,151	24,273
Other long-term liabilities	5,294	5,704
Total liabilities	303,881	274,554
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 36,641,317 shares issued and 33,923,135 shares outstanding at December 31, 2018; 30,130,856 shares issued and 28,182,094 shares outstanding at December 31, 2017	366	301
Additional paid-in capital	451,618	233,343
Treasury stock, at cost (2,718,182 and 1,948,762 shares as of December 31, 2018 and 2017, respectively)	(48,522)	(26,616)
Accumulated other comprehensive income	1,650	581
Accumulated deficit	(147,902)	(169,344)
Total stockholders’ equity	257,210	38,265
Total liabilities and stockholders’ equity	$561,091	$312,819
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except share and per share data)
Revenue:
Services	$263,084	$207,403	$186,087
Product	33,324	32,059	20,899
Total revenue	296,408	239,462	206,986
Cost of revenue:
Services	68,024	59,212	55,512
Product	1,730	2,676	2,793
Amortization of intangible assets	15,629	8,179	2,632
Total cost of revenue	85,383	70,067	60,937
Gross profit	211,025	169,395	146,049
Operating expenses:
Research and development	57,467	46,160	33,298
General and administrative	50,547	42,862	41,070
Sales and marketing	85,637	89,298	72,371
Amortization of intangible assets	12,437	2,093	1,238
Restructuring charges	1,270	1,047	856
Total operating expenses	207,358	181,460	148,833
Income (loss) from operations	3,667	(12,065)	(2,784)
Interest expense	(11,556)	(7,447)	(147)
Interest income	1,877	581	25
Other income (expense), net	227	1,252	190
Loss before income taxes	(5,785)	(17,679)	(2,716)
(Benefit) provision for income taxes	(13,347)	(13,677)	1,383
Net income (loss)	$7,562	$(4,002)	$(4,099)
Basic net income (loss) per share attributable to common stockholders	$0.24	$(0.14)	$(0.15)
Diluted net income (loss) per share attributable to common stockholders	$0.22	$(0.14)	$(0.15)
Weighted-average number of common shares used in computing basic net income (loss) per share	31,036,237	27,779,098	27,028,636
Weighted-average number of common shares used in computing diluted net income (loss) per share	33,672,686	27,779,098	27,028,636
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net income (loss)	$7,562	$(4,002)	$(4,099)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,069	(2,736)	1,277
Total other comprehensive income (loss)	1,069	(2,736)	1,277
Total comprehensive income (loss)	$8,631	$(6,738)	$(2,822)
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
in thousands, except share data
Balance at December 31, 2015	27,756,799	$278	$165,391	$(160,943)	$(5,693)	$2,040	$1,073
Stock options exercised and vesting of restricted stock units	788,290	7	3,553				3,560
Stock-based compensation expense			8,983				8,983
Tax benefits relating to share-based payments			4				4
Acquisition of treasury stock					(4,481)		(4,481)
Payments of withholding taxes in connection with restricted stock unit vesting					(483)		(483)
Other comprehensive income						1,277	1,277
Net loss				(4,099)			(4,099)
Balance at December 31, 2016	28,545,089	285	177,931	(165,042)	(10,657)	3,317	5,834
Stock options exercised and vesting of restricted stock units	1,253,441	13	4,974				4,987
Issuance of common stock related to business combinations	332,326	3	5,730				5,733
Stock-based compensation expense			12,841		119		12,960
Issuance of treasury stock in connection with employee stock purchase plan			116		936		1,052
Acquisition of treasury stock					(14,964)		(14,964)
Payments of withholding taxes in connection with restricted stock unit vesting					(2,050)		(2,050)
Allocation of equity component related to Convertible Notes			31,451				31,451
Adjustment resulting from the adoption of ASU 2016-09			300	(300)			—
Other comprehensive loss						(2,736)	(2,736)
Net loss				(4,002)			(4,002)
Balance at December 31, 2017	30,130,856	301	233,343	(169,344)	(26,616)	581	38,265
Stock options exercised and vesting of restricted stock units	925,819	9	1,251				1,260
Issuance of common stock associated with secondary offering	5,584,642	56	199,223				199,279
Stock-based compensation expense			17,518		154		17,672
Issuance of treasury stock in connection with employee stock purchase plan			283		2,303		2,586
Acquisition of treasury stock					(21,501)		(21,501)
Payments of withholding taxes in connection with restricted stock unit vesting					(2,862)		(2,862)
Adjustment resulting from the adoption of Topic 606				13,880			13,880
Other comprehensive income						1,069	1,069
Net income				7,562			7,562
Balance at December 31, 2018	36,641,317	$366	$451,618	$(147,902)	$(48,522)	$1,650	$257,210
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Operating activities
Net income (loss)	$7,562	$(4,002)	$(4,099)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,786	21,731	15,869
Amortization of deferred costs	2,166	—	—
(Gain) loss on disposal of equipment	(191)	(907)	748
Intangible asset impairment charges	—	352	—
Impairment of capitalized software	653	1,048	—
Stock-based compensation expense	17,607	12,742	8,900
Benefit for deferred income taxes	(16,625)	(15,392)	(15)
Non-cash interest expense related to amortization of debt discount	6,340	4,434	—
Other non-cash items, net	(139)	(533)	68
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,996)	1,786	(13,412)
Prepaid expenses and other current assets	(3,718)	254	(1,547)
Other assets	(5,241)	(580)	17
Accounts payable	(7,359)	5,035	(3,345)
Accrued expenses	5,636	(995)	8,183
Other long-term liabilities	(236)	53	(586)
Deferred revenue	11,345	6,169	2,384
Net cash provided by operating activities	53,590	31,195	13,165
Investing activities
Purchases of property and equipment	(13,132)	(17,351)	(6,582)
Proceeds from sale of property and equipment and businesses	860	1,250	13
Proceeds from maturities of marketable securities and derivatives	4,017	534	3,395
Purchases of derivatives	(1,428)	(5,040)	(1,476)
Payment for intangibles	(5,750)	(1,250)	—
Payment for acquisitions, net of cash acquired	(144,597)	(69,798)	(11,625)
Net cash used in investing activities	(160,030)	(91,655)	(16,275)
Financing activities
Proceeds from exercise of stock options	1,260	4,987	3,560
Proceeds from issuance of common shares for secondary offering	199,279	—	—
Proceeds from issuance of treasury stock under employee stock purchase plan	2,586	1,052	—
Payments of withholding taxes in connection with restricted stock unit vesting	(2,862)	(2,050)	(483)
Proceeds from long-term borrowing, net of debt issuance costs	88,068	177,797	—
Payments on long-term borrowings	(90,000)	(39,200)	—
Repurchase of common stock	(21,501)	(14,964)	(4,481)
Net cash provided by (used in) financing activities	176,830	127,622	(1,404)
Effect of currency exchange rate changes on cash	(534)	1,782	(270)
Net increase (decrease) in cash, cash equivalents and restricted cash	69,856	68,944	(4,784)
Cash, cash equivalents and restricted cash, beginning of period	128,231	59,287	64,071
Cash, cash equivalents and restricted cash, end of period	$198,087	$128,231	$59,287
The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Consolidated Statements of Cash Flows (continued)

Supplemental disclosure of cash flow information
Cash paid for income taxes	$542	$820	$1,160
Cash paid for interest	$4,762	$1,767	$—
Supplemental disclosure of non-cash investing and financing activities
Capitalization of stock-based compensation	$65	$218	$83
Acquisition of property and equipment included in accounts payable and accrued expenses	$(146)	$(641)	$894
Issuance of common stock for acquisition	$—	$5,733	$—

The accompanying notes are an integral part of these consolidated financial statements.

Carbonite, Inc.
Notes to Consolidated Financial Statements
1. Nature of Business
The Company was incorporated in the State of Delaware on February 10, 2005 and provides robust backup, disaster recovery, high availability and workload migration solutions (the "Carbonite Data Protection Platform"). The Carbonite Data Protection Platform supports businesses on a global scale with secure cloud infrastructure.
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
Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations, net of losses and gains from any related derivative financial instruments. Transaction (losses) gains were $(2.7) million, $5.1 million and $(0.8) million during the years ended December 31, 2018, 2017, and 2016, respectively.
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
The Company regularly reviews its accounts receivable related to customers billed on traditional credit terms and provides an allowance for expected credit losses. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. No customer represented 10% or more of the Company’s accounts receivable balance as of December 31, 2018 and 2017. Further, no customer represented 10% or more of the Company's revenue for the years ended December 31, 2018, 2017, and 2016.

Revenue Recognition
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
Under ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606"), the Company recognizes revenue following a five step model, as outlined below:
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
The Company offers SaaS and HaaS offerings. Most notably, the Company offers the customer the right to access its software through its SaaS offering, where the Company hosts the software and the customer is granted access via the web. Control of the software does not transfer in these types of arrangements and is therefore not considered a distinct performance obligation. Revenues related to the SaaS and HaaS offerings are recorded over the performance period of the services.
The Company also offers M&S services for its licenses. M&S services generally consist of telephone, email, or live chat support, as well as updates and upgrades to the software licenses on an if and when available basis. All M&S obligations are considered distinct performance obligations that are of substantially the same duration and measure of progress and are therefore combined into a single performance obligation. As such, revenues from M&S are recorded ratably over the time of performance.
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
Sales and usage-based royalties - Certain product license arrangements include sales or usage-based royalties, covering both the software license and product support. Typically, the arrangements consist of a minimum commitment as well as usage based “overage” fees. The Company includes the minimum commitments in determining the transaction price, however, excludes an estimate of sales or usage based “overages”.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original purchase maturity of 90 days to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation.

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
Impairment of Long-Lived Assets
The Company reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the recoverability of these assets is considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their estimated fair value. The details of the Company's impairment assessment are included in Note 5 - Fair Value of Financial Instruments.
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
Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. The Company reviews its intangible assets with definite lives for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. The details of the Company's intangible asset impairment assessment are included in Note 5 - Fair Value of Financial Instruments.
Software Development Costs
The Company accounts for its software and website development costs in accordance with the guidance in ASC 350-40, Internal-Use Software and ASC 350-50, Website Development Costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use, at which point such costs are amortized over the estimated useful life of the software. As of December 31, 2018 and December 31, 2017, the Company had capitalized $7.7 million and $6.8 million of costs associated with internal-use software, respectively. For the years ended December 31, 2018, 2017, and 2016, the Company recorded $1.1 million, $0.5 million, and $0.4 million of amortization expense related to capitalized internal-use software, respectively.
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
Advertising Expenses
The Company expenses advertising costs as incurred. During the years ended December 31, 2018, 2017, and 2016, the Company incurred approximately $17.0 million, $16.4 million, and $17.8 million of advertising expense, respectively, which is included in sales and marketing expense in the accompanying statements of operations.
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
The following is a rollforward of the Company's accounts receivable reserve and allowance (in thousands):

	Balance Beginning of Period	Charged to Statement of Operations	Deductions (1)	Balance End of Period
Year ended December 31, 2018	$994	$227	$(329)	$892
Year ended December 31, 2017	$1,587	$(444)	$(149)	$994
Year ended December 31, 2016	$139	$1,462	$(14)	$1,587
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
Due to a history of losses, the Company has provided a full valuation allowance against its deferred tax assets in the U.S. and in certain foreign jurisdictions that are in a deferred tax asset position for which the Company is uncertain as to their ultimate realization. This is more fully described in Note 12- Income Taxes. The ability to utilize these deferred tax assets may be restricted or eliminated by changes in the Company's ownership, changes in legislation, and other rules affecting the ability to offset future taxable income with losses or other tax attributes from prior periods. Future determinations on the need for a valuation allowance on the Company's net deferred tax assets will be made on a quarterly basis.
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
Reclassifications
The Company adopted Accounting Standard Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), effective January 1, 2018. Restricted cash is defined as cash and cash equivalents subject to contractual restrictions and not readily available for use. The Company applied this standard retrospectively by reclassifying restricted cash to be presented with cash and cash equivalents on the consolidated statement of cash flows. As of December 31, 2016, the restricted cash balance of $0.1 million related to a security deposit maintained for certain office space that was subleased to third parties. For the year ended December 31, 2018 and 2017, the Company did not have a restricted cash balance reported within the consolidated balance sheets.
The Company has reclassified certain prior period amounts in its consolidated statements of operations to conform to the current period presentation. The reclassification relates to separately presenting amortization of intangible assets previously included within general and administrative and sales and marketing. For the year ended December 31, 2017, the Company reclassified $0.5 million from general and administrative and $1.6 million from sales and marketing into the amortization of intangible assets caption within operating expenses. For the year ended December 31, 2016, the Company reclassified $0.3 million from general and administrative and $1.0 million from sales and marketing into the amortization of intangible assets caption within operating expenses.
The Company has reclassified certain prior period amounts in its consolidated balance sheets to conform to the current period presentation. The reclassification relates to separately presenting accrued compensation which was previously included in the accrued expenses and other current liabilities caption. As of December 31, 2017, the Company reclassified $9.9 million from accrued expenses and other current liabilities into the accrued compensation caption.
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Topic 606, which updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard effective January 1, 2018 using the modified retrospective transition method. The Company recognized the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings at the beginning of 2018. The comparative information for 2017 has not been restated and continues to be reported under the accounting standards in effect for the period presented. Refer to Note 3 - Revenue Recognition for the required disclosures related to the impact of adopting this standard and accounting for costs to obtain and fulfill a customer contract.
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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company elected to early adopt ASU 2017-04 effective January 1, 2018, which did not have a material impact on the consolidated financial statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The Company will adopt the new standard effective January 1, 2019 on a modified retrospective basis and will not restate comparative periods. The Company is currently evaluating the effect of the standard on its consolidated financial statements and expects that upon adoption a material lease obligation and right to use asset will be recognized on its consolidated balance sheets. The Company's leases primarily relate to office and data center space. Refer to Note 13 - Commitments and Contingencies for additional information related to the Company’s lease obligations.

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

3. Revenue Recognition
On January 1, 2018, the Company adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. Where applicable, the Company utilized the practical expedient and reflected the aggregate effect of all contract modifications that occurred prior to adoption as they related to performance obligations (both satisfied and remaining) and determination and allocation of the transaction price. Under the modified retrospective method, results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the applicable accounting in effect for those periods. The adoption of Topic 606 did not significantly impact the majority of the Company's offerings. Under the new guidance, the Company's revenue recognition associated with term licenses and software contracts with a minimum monthly royalty commitment is accelerated. Further, the Company has begun capitalizing certain incremental costs incurred in obtaining contracts with customers as an asset on the consolidated balance sheets. These costs were previously expensed in the period they were incurred. The Company recorded a $13.9 million increase to retained earnings as of January 1, 2018, due to the cumulative impact of adopting Topic 606 on revenue from contracts with customers. Upon adoption, trade accounts receivable, net increased $2.2 million and deferred revenue decreased $4.0 million. Prepaid expenses and other current assets increased $1.5 million and other assets increased by $6.6 million primarily related to the capitalization of sales commissions. Deferred tax liabilities increased by $0.4 million due to temporary differences between the accounting and tax carrying values of the capitalized commissions. The impact of adopting Topic 606 to revenues was an increase of $1.1 million for the year ended December 31, 2018.
Disaggregation of Revenue
The following table depicts disaggregated revenue for the year ended December 31, 2018, by type, customer type, sales channel, timing of revenue recognition, and geography (in thousands):

	Year Ended December 31, 2018
	Products	Services	Total
Customer type
Consumer	$—	$95,185	$95,185
Business	33,324	167,899	201,223
Total	$33,324	$263,084	$296,408

Sales channel
Direct	$4,193	$181,122	$185,315
Indirect	29,131	81,962	111,093
Total	$33,324	$263,084	$296,408

Timing of revenue recognition
Transferred at a point in time	$33,324	$—	$33,324
Transferred over time	—	263,084	263,084
Total	$33,324	$263,084	$296,408

Geography
United States	$14,741	$234,474	$249,215
Other	18,583	28,610	47,193
Total	$33,324	$263,084	$296,408

Contract Assets and Liabilities
Contract assets are rights to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable once the rights become unconditional. The Company did not have contract assets as of December 31, 2018.
Contract liabilities (deferred revenue) primarily consist of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for its services in advance on a monthly and annual basis. The Company initially records fees associated with performance obligations delivered over time as deferred revenue and then recognizes revenue as performance obligations are satisfied. The Company classifies deferred revenue as current or noncurrent based on the timing revenue recognition. Changes in contract liabilities for the year ended December 31, 2018 are as follows (in thousands):

	Deferred Revenue (Short-term)	Deferred Revenue (Long-term)
Balance as of January 1, 2018	$96,243	$24,273
Increase, net	25,310	4,878
Balance as of December 31, 2018	$121,553	$29,151
For the year ended December 31, 2018, revenue recognized related to deferred revenue at January 1, 2018 was approximately $93.7 million. Additionally, for the year ended December 31, 2018, the Company recognized $14.0 million of revenue from deferred revenue related to the acquisition of Mozy on March 19, 2018.
On December 31, 2018, the Company had $160.5 million of remaining performance obligations. This amount does not include any variable consideration for sales or usage-based royalties. The Company expects to recognize 80.0% of its remaining performance obligations as revenue in the year ended December 31, 2019, 15.0% in the year ended December 31, 2020, and the remaining balance thereafter.
Accounts Receivable, Net
Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $3.6 million and $3.9 million are included in this balance at January 1, 2018 and December 31, 2018, respectively. The payment of consideration related to these unbilled receivables is subjected only to the passage of time.
 Contract Costs
The Company also considered Topic 606 subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers (“subtopic 340-40”). Prior to adoption of Topic 606, the Company expensed costs to obtain and fulfill contracts with customers as incurred. Under subtopic 340-40, the Company capitalizes incremental costs incurred in obtaining contracts with customers if the amortization period is greater than one year. For costs that the Company would have capitalized and amortized over one year or less, the Company has elected to apply the practical expedient and expense these contract costs as incurred. These costs consist primarily of commissions paid when contracts are signed. For the year ended December 31, 2018, the Company capitalized $7.5 million in costs to obtain contracts with customers, which are amortized on a straight-line basis over the period of benefit. The Company has defined the period of benefit to be the average customer life of six years. For the year ended December 31, 2018, the Company had amortization expense of $2.2 million related to deferred costs. Amortization expense is included in sales and marketing expense in the consolidated statements of operations. As of December 31, 2018, the Company has $2.7 million and $10.6 million in current and non-current deferred costs of obtaining contracts with customers, respectively.
Financial Statement Impact of Adopting Topic 606
The Company adopted Topic 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date.

The following table summarizes the effects of adopting Topic 606 on the Company's consolidated balance sheet as of December 31, 2018 (in thousands):

	December 31, 2018
	As reported under Topic 606	Adjustments	Balances under Prior GAAP
Trade accounts receivable, net	$31,569	$(2,635)	$28,934
Prepaid expenses and other current assets	10,409	(2,723)	7,686
Other assets	13,876	(10,587)	3,289
Accrued expenses and other current liabilities	15,844	(511)	15,333
Current portion of deferred revenue	121,553	3,434	124,987
Deferred revenue, net of current portion	29,151	495	29,646
Other long-term liabilities	5,294	(343)	4,951
Accumulated other comprehensive income	1,650	203	1,853
Accumulated deficit	(147,902)	(19,223)	(167,125)
The following table summarizes the effects of adopting Topic 606 on the Company's consolidated income statement for the year ended December 31, 2018 (in thousands, except per share amounts):

	Year Ended December 31, 2018
	As reported under Topic 606	Adjustments	Balances under Prior GAAP
Revenue	$296,408	$(1,122)	$295,286
General and administrative	50,547	(595)	49,952
Sales and marketing	85,637	5,328	90,965
(Benefit) provision for income taxes	(13,347)	(512)	(13,859)
Net income (loss)	7,562	(5,343)	2,219
Net income (loss) per share - basic	0.24	(0.17)	0.07
Net income (loss) per share - diluted	0.22	(0.15)	0.07
The adjustment to the general and administrative caption above relates to a sale of assets recorded in the twelve months ended December 31, 2018. The deferred revenue divested as part of the sale was $0.6 million higher under prior GAAP. This resulted in an adjustment between Topic 606 and prior GAAP related to the $0.6 million change in deferred revenue and gain (loss) on the sale of the assets.
The adoption of ASC 606 did not affect the Company's cash flows.
Revision of Prior Period Amounts
The Company has revised certain prior period amounts in its consolidated statements of operations. In connection with the Company’s adoption of Topic 606, the Company determined that product revenue has historically exceeded 10% of total revenue and therefore should have been previously stated separately from services revenue. While the Company believes the effect of this correction is immaterial to previously issued financial statements, the Company has revised the presentation to correctly present the services and products components of revenue and cost of revenue in the consolidated statements of operations for the years ended December 31, 2017 and December 31, 2016. The revision also includes presenting as a separate caption within costs of revenue, the amortization of intangible assets, which was previously included in the total cost of revenue. These revisions did not affect reported total revenue, total cost of revenue, loss from operations, net income or net income per share, the Company's cash flows; or any balance sheet line item.

The effect of the revisions to the consolidated statements of operations for the year ended December 31, 2017 and December 31, 2016, is as follows (in thousands):

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenue:
Services	$—	$207,403	$207,403	$—	$186,087	$186,087
Product	—	32,059	32,059	—	20,899	20,899
Total revenue	239,462	—	239,462	206,986	—	206,986
Cost of revenue:
Services	—	59,212	59,212	—	55,512	55,512
Product	—	2,676	2,676	—	2,793	2,793
Amortization of intangible assets	—	8,179	8,179	—	2,632	2,632
Total cost of revenue	70,067	—	70,067	60,937	—	60,937
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

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Numerator:
Net income (loss)	$7,562	$(4,002)	$(4,099)
Denominator:
Weighted average common shares outstanding, basic	31,036	27,779	27,029
Effect of potential dilutive common shares	2,636	—	—
Weighted average shares outstanding, diluted	33,673	27,779	27,029
Basic net income (loss) per share	$0.24	$(0.14)	$(0.15)
Diluted net income (loss) per share	$0.22	$(0.14)	$(0.15)
The Company has the ability and intent to settle the principal of the convertible senior notes (the "Convertible Notes"), issued in April 2017, in cash. The Company has included the dilutive effect of the Convertible Notes in the calculation of diluted net income per share for the year ended December 31, 2018, using the treasury stock method.

The following options to purchase common shares, restricted stock units/awards and shares of common stock purchasable under the Company's 2017 Employee Stock Purchase Plan ("2017 ESPP") have been excluded from the computation of diluted net income (loss) per share because they had an anti-dilutive impact, or because they related to share-based awards that were contingently issuable, for which the applicable vesting conditions had not been satisfied (in thousands):

	Years Ended December 31,
	2018	2017	2016
Options to purchase common shares (1)	—	1,148	1,585
Restricted stock units/awards	57	1,696	1,853
Total	57	2,844	3,438
(1) The balances for the years ended December 31, 2018 and 2017 include shares purchasable under the Company's 2017 ESPP which were determined to be anti-dilutive.
5. Fair Value of Financial Instruments
Derivative Instruments
Non-designated Foreign Currency Contracts
The Company uses foreign currency forward contracts as part of our strategy to manage exposure related to Euro denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments. Accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in the consolidated balance sheets, with changes in the fair value recorded in earnings as other income (expense), net in the consolidated statements of operations. Cash flows from the settlement of these non-designated foreign currency contracts are reported in cash flows from investing activities. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At December 31, 2018 and 2017, we had outstanding contracts with a total notional value of $43.8 million and $47.8 million, respectively. The following table provides a quantitative summary of the fair value of derivative instruments not designated as hedging instruments as of December 31, 2018 and 2017 (in thousands):

		Fair Value
Description	Balance Sheet Classification	December 31, 2018	December 31, 2017
Derivative Liabilities:		(in thousands)
Non-Designated Hedging Instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$195	$439
Total Derivative Liabilities		$195	$439
The following tables summarize the gains (losses) related to derivative instruments not designated as hedging instruments for the year ended December 31, 2018, 2017 and 2016 (in thousands):

		Years Ended December 31,
Description	Location in Statement of Operations	2018	2017	2016
Foreign currency contracts	Other income (expense), net	$2,832	$(5,324)	$1,700
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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible in its assessment of fair value. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$156,200	$—	$—	$156,200	$96,295	$—	$—	$96,295
Total	$156,200	$—	$—	$156,200	$96,295	$—	$—	$96,295
Liabilities:
Foreign currency exchange contracts	—	195	—	195	—	439	—	439
Total	$—	$195	$—	$195	$—	$439	$—	$439
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
The Company estimates the fair value of its Convertible Notes using quoted market prices in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. The principal amount, carrying value of the Convertible Notes (the carrying value excludes the equity component of the Convertible Notes classified in equity) and related estimated fair value of the Company's Convertible Notes reported in the consolidated balance sheet as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31, 2018			December 31, 2017
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Convertible Notes	$143,750	$118,305	$168,287	$143,750	$111,819	$174,548
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
During the year ended December 31, 2018, the Company recorded impairment charges totaling $0.7 million related to internally developed software costs which were no longer recoverable as the project was discontinued. The Company recorded the impairment charge in the cost of revenue, research and development, sales and marketing, and general and administrative captions in the consolidated statements of operations.
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
6. Acquisitions
Acquisition-Related Expenses
In the twelve months ended December 31, 2018, 2017 and 2016 acquisition-related expenses were $6.3 million, $3.9 million, $4.5 million, respectively. Acquisition-related expenses have been included primarily in general and administrative expenses in the consolidated statements of operations. The Company's current year acquisition costs relate to the acquisition of Mozy and the prior year acquisition costs primarily relate to the acquisitions of certain assets of Datacastle, DoubleTake, and EVault.
2018 Acquisitions
Mozy
On February 12, 2018, the Company entered into a definitive Master Acquisition Agreement ("Agreement") with EMC Corporation (“EMC”), Mozy and Dell Technologies, Inc. Pursuant to the Agreement, on March 19, 2018, the Company completed the acquisition of all of the issued and outstanding capital stock of Mozy, a cloud backup service for consumers and businesses, and certain related business assets owned by EMC or its affiliates, for a purchase price of $144.6 million in cash, net of cash acquired. The purchase price was funded with cash on hand and funds available under the Company’s Revolving Credit Facility (refer to Note 16 - Borrowings and Credit Arrangements). In connection with the acquisition of Mozy, the Company negotiated a transition services agreement to cover certain consulting, technology and engineering services for up to eighteen months post close. The acquisition of Mozy has been accounted for as a business combination and the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.
The following tables summarize the final purchase price allocation (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$144,597
Fair value of total acquisition consideration	$144,597

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$1,629
Prepaid expenses and other current assets	872
Property and equipment	7,169
Other long-term assets	242
Intangible assets	96,400
Goodwill	74,753
Total assets acquired	181,065
Accounts payable	(141)
Accrued liabilities	(417)
Deferred revenue	(19,740)
Deferred tax liability	(16,170)
Net assets acquired	$144,597

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
For the year ended December 31, 2018, the operating results of Mozy, which are included in the Company's consolidated statements of operations since the date of acquisition, include $48.5 million of Mozy subscription revenue. Mozy subscription revenue does not include revenue associated with Mozy customers that have transitioned to Carbonite branded offerings. The Company has determined that disclosing the amount of Mozy related expenses included in the consolidated statements of operations is impracticable, as certain operations of Mozy were integrated into the operations of the Company.
Pro Forma Financial Information (unaudited)
The following unaudited pro forma information presents the consolidated results of operations of the Company and Mozy for the years ended December 31, 2018 and December 31, 2017 as if the acquisition of Mozy had been completed on January 1, 2017. These pro forma consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustment for deferred revenue, additional annual interest expense resulting from interest on the Revolving Credit Facility to finance the acquisition of Mozy, reversal of depreciation expense resulting from the application of fair value measurement to acquired property and equipment and adjustments relating to the tax effect of combining the Carbonite and Mozy businesses.
The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and Mozy. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition occurred as of January 1, 2017 nor are they intended to represent or be indicative of future results of operations (in thousands):

	Years Ended December 31,
	2018	2017
Pro forma revenue	$311,416	$306,567
Pro forma net income (loss)	$10,700	$(2,885)
Pro forma net income (loss) per common share:
Basic	$0.34	$(0.10)
Diluted	$0.32	$(0.10)
2017 Acquisitions
Datacastle
On August 14, 2017, the Company entered into an asset purchase agreement with Datacastle to purchase all the assets associated with Datacastle's cloud data backup, caching and analytics software and services for data protection purposes, for a purchase price of $9.6 million in cash at closing. The acquisition of Datacastle has been accounted for as a business combination and the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. Pro forma information has not been presented, as the operating results of Datacastle are not material.
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
The Company engaged a third-party valuation firm to assist in the valuation of intangible assets and deferred revenue. The fair values of the remaining Datacastle assets and liabilities noted above approximate their carrying values at August 14, 2017. In connection with the acquisition of Datacastle, goodwill was recognized as the excess purchase price over the fair value of net assets acquired. The goodwill recorded in connection with this transaction is primarily related to the ability to leverage existing sales and marketing capacity and customer base with respect to the acquired product, as well as revenue and cash flow projections associated with future technologies. Goodwill from the acquisition of Datacastle is included within the Company’s one reporting unit and will be included in the annual review for impairment. The goodwill is fully deductible for tax purposes.
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

Pro Forma Financial Information (unaudited)
The following unaudited pro forma information presents the consolidated results of operations of the Company and DoubleTake for the year ended December 31, 2017 and 2016 as if the acquisition of DoubleTake had been completed on January 1, 2016. These pro forma consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustment for deferred revenue, elimination of interest expense with a promissory note due to the parent company, and adjustments relating to the tax effect of combining the Carbonite and DoubleTake businesses.
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
2016 Acquisition
EVault
On January 13, 2016, the Company completed the acquisition of the North American cloud-based business continuity and disaster recovery assets of EVault and the acquisition of the assets used in the European Union operations of EVault was completed on March 31, 2016. The Company acquired EVault to offer business continuity and disaster recovery solutions designed for SMBs and small enterprises. The acquisition of EVault has been accounted for as a business combination and, in accordance with ASC 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates.
In connection with the acquisition of EVault, the Company negotiated a transition services agreement ("EVault TSA") that provides a credit to be used against future services provided under the terms of the agreement. The Company estimated the fair value of the EVault TSA credit to be $2.4 million and accounted for it as a reduction in consideration transferred in the purchase price allocation. The EVault TSA credit was recorded in prepaid expenses and other current assets on the consolidated balance sheet as of the acquisition date. The EVault TSA credit was fully expensed in 2016, and as such, there is no remaining balance of the EVault TSA credit on the consolidated balance sheet as of December 31, 2018. The following tables summarize the final purchase price allocation (in thousands):

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

Pro Forma Financial Information (unaudited)
The following unaudited pro forma information presents the combined results of operations of the Company and EVault for the twelve months ended December 31, 2015 as if the acquisition of EVault had been completed on January 1, 2015. These pro forma consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustments (step-downs) for property, plant and equipment and deferred revenue, reversal of revenues and costs directly attributable to assets and products not acquired, and adjustments relating to the tax effect of combining the Company and EVault businesses.
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
7. Goodwill and Acquired Intangible Assets
The following is a rollforward of our goodwill balance (in thousands):

	December 31,
	2018	2017
Balance at beginning of fiscal period	$80,958	$23,728
Goodwill acquired	74,753	55,740
Goodwill divested	(29)	(27)
Effect of foreign exchange rates	(596)	1,517
Balance at end of fiscal period	$155,086	$80,958
Purchased intangible assets related to the Company's acquisitions and purchased software that form the basis of the Company's products consist of the following (in thousands):

		December 31, 2018			December 31, 2017
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology-related	4.4	$59,018	$26,551	$32,467	$46,833	$12,504	$34,329
Customer relationships	6.8	96,997	13,398	83,599	11,295	3,361	7,934
Trade names	2.8	3,752	1,855	1,897	3,677	946	2,731
Non-compete agreements	0.0	—	—	—	230	230	—
Total	4.7	$159,767	$41,804	$117,963	$62,035	$17,041	$44,994
The Company recorded amortization expense of $28.1 million, $10.3 million and $3.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Technology-related intangible assets consist of developed technology acquired and purchased software, which represents software licenses purchased from third parties. Amortization relating to technology-related assets is recorded within a separate line within cost of revenue and amortization of customer relationships, trade names and non-compete agreements is recorded within a separate line within operating expenses.

Future estimated amortization expense of acquired intangibles is as follows (in thousands):

2019	$27,253
2020	22,406
2021	21,254
2022	15,352
2023	13,919
Thereafter	17,779
Total	$117,963
On October 3, 2017, the Company entered into a license and distribution agreement to be utilized in future product offerings. As consideration for granting the license, the Company agreed to pay $7.0 million in three separate milestone payments. The Company paid $1.25 million upon transfer of all licensed materials in October 2017, $1.25 million related to progress made in January 2018, and $4.5 million upon completion and acceptance of certain deliverables in July 2018. Under ASC 985, these costs are capitalized as incurred and amortized over their estimated useful life on a straight-line basis. As the product was released in late September 2018, the amortization of these development costs began in October 2018 on a straight-line basis over the estimated useful life of the software, which was determined to be seven years.
8. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2018	2017
Computer equipment	$56,204	$46,113
Software	3,668	3,211
Furniture and fixtures	3,013	2,344
Leasehold improvements	14,428	11,163
Internal-use software	7,745	6,793
Appliances	1,731	1,131
Total property and equipment	86,789	70,755
Less accumulated depreciation and amortization	(52,688)	(41,965)
Property and equipment, net	$34,101	$28,790
Depreciation and amortization expense was $13.7 million, $11.5 million, and $12.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.
9. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017
Accrued tax liabilities	$4,588	$2,280
Accrued consulting and professional fees	3,103	2,162
Accrued sales and marketing	1,606	1,124
Accrued facilities	1,807	1,002
Accrued interest	980	898
Accrued restructuring	—	688
Derivative liability	195	439
Accrued other expenses	3,565	3,190
Total accrued expenses	$15,844	$11,783

10. Stockholders' Equity
Share Repurchase Program
On May 11, 2015, the Company's Board of Directors authorized a $20.0 million share repurchase program, which was subsequently increased to $30.0 million, effective from May 15, 2015 through May 15, 2018. On May 15, 2018, the share repurchase program was not renewed by the Company. On November 19, 2018, the Company's Board of Directors authorized a $50.0 million share repurchase program in lieu of the previously expired program. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. The timing and amount of any share repurchases are determined by the Company's management based on an evaluation of market conditions, the trading price of the stock, and other factors.
The Company made the following repurchases under the programs during years ended December 31, 2018, 2017, and 2016:

	December 31,
	2018	2017	2016
	(total cost, in thousands)
Number of shares repurchased	809,921	767,400	574,118
Average repurchase price per share	$26.55	$19.50	$7.81
Total cost	$21,501	$14,964	$4,481
At December 31, 2018, approximately $28.5 million remained available under the Company's share repurchase program.
Secondary Offering
On July 23, 2018, 4,765,157 shares of common stock, with a par value $0.01 per share, were issued and sold in a public offering by the Company. Additionally, the underwriters exercised their full 30-day option on August 16, 2018 and an additional 819,485 shares were issued and sold. Proceeds of $199.3 million were recognized by the Company, net of underwriting discounts and commissions and offering expenses paid. The net proceeds recognized less the par value of the shares issued were recorded within additional paid-in capital in the Company's consolidated balance sheets.
11. Stock-based Awards
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
The 2011 Plan provides for the issuance of stock options, restricted stock, restricted stock units, and other stock-based awards to the employees, officers, directors, and consultants of the Company or its subsidiaries. In connection with the approval of the 2011 Plan, the Company reserved 1,662,000 shares of common stock for issuance thereunder. On January 1st of each year, beginning on January 1, 2012, the number of shares reserved under the 2011 Plan increased or will increase by the lesser of 1,500,000 shares, 4.0% of the outstanding shares of common stock and common stock equivalents, or another amount determined by the Company’s Board of Directors. As of December 31, 2018, 2,569,335 shares of common stock were available for future grant under the 2011 Plan.
Stock-based awards granted to employees generally vest over a four-year period, and, in the case of stock options, expire ten years from the date of grant. Certain awards provide for accelerated vesting if there is a change of control, as defined in the 2005 or 2011 Plan, as applicable. The Company has generally granted stock options at exercise prices not less than the fair market value of its common stock on the date of grant.
Stock Options
The Company generally estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. This model requires the use of highly subjective estimates and assumptions, including expected stock price volatility, expected term of an award, risk-free interest rate, and expected dividend yield. The Company did not grant any stock options in the years ended December 31, 2018 and 2017.

The assumptions used to estimate the fair value of the stock options granted for the year ended December 31, 2016 were as follows:

December 31, 2016
Weighted-average exercise price	$8.95
Weighted-average grant-date fair value	$4.03
Black-Scholes Assumptions
Risk-free interest rate	1.93%
Expected dividend yield	—
Expected volatility	44%
Expected term (in years)	6.10
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
Expected Volatility
The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of comparable public companies over the option’s expected term as well as its own stock price volatility.
Expected Term
The expected term is estimated using the “simplified method.” The simplified method is based on the average of the vesting tranches and the contractual life of each grant.
The following table summarizes stock option activity under stock incentive plans for the year ended December 31, 2018:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2017	834,679	$11.45	5.99	$11,391
Granted	—	—
Exercised	(109,496)	11.24
Cancelled	(6,372)	11.91
Outstanding at December 31, 2018	718,811	$11.48	4.99	$9,904
Exercisable as of December 31, 2018	690,100	$11.44	4.94	$9,537
(1) The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying stock options and the market value of the Company’s common stock on December 31, 2018 and December 31, 2017 as reported on the NASDAQ Stock Market.

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016 was approximately $2.1 million, $4.2 million, and $1.8 million, respectively. As of December 31, 2018, there was approximately $0.1 million of unrecognized stock-based compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 0.34 years.
Restricted Stock Units
The Company recognizes non-cash compensation expense over the vesting term of restricted stock units. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. Upon vesting and settlement, each restricted stock unit entitles the holder to receive one share of common stock.

The following table summarizes all restricted stock unit activity for the year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2017	1,418,261	$15.12
Restricted stock units granted	711,978	27.98
Restricted stock units vested	(562,551)	14.42
Restricted stock units cancelled	(110,612)	21.94
Unvested restricted stock units as of December 31, 2018	1,457,076	$21.16
As of December 31, 2018, there was approximately $22.4 million of unrecognized stock-based compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.18 years.
Restricted Stock Awards
The Company grants restricted stock awards to members of the Board of Directors annually. The fair value is measured based upon the number of units and the closing price of the Company’s common stock underlying such units on the dates of grant. Awards to directors vest on the earlier of the first anniversary of the date of grant or the Company's Annual Meeting. The following table summarizes restricted stock award activity for the year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2017	58,279	$19.60
Restricted stock awards granted	28,777	34.90
Restricted stock awards vested (restriction lapsed)	(52,260)	19.67
Restricted stock awards forfeited	—	—
Unvested restricted stock awards as of December 31, 2018	34,796	$32.15
As of December 31, 2018, there was approximately $0.4 million of unrecognized stock-based compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 0.48 years.
Equity Awards with Market-Based Vesting Conditions
During the years ended December 31, 2018, 2017, and 2016, the Company granted 151,580, 168,884 and 325,000 restricted stock units with market-based vesting conditions to certain key executives, respectively. These restricted stock units contain both market-based and service vesting conditions. The market-based vesting conditions are achieved if the closing price of the Company's common stock meets or exceeds a specified target price for 20 consecutive trading days. The awards are subject to additional service vesting which typically occurs in four equal quarterly installments over the one-year period beginning on the date the market-based vesting conditions are met. This vesting is subject to the recipient's continued service to the Company through the applicable vesting date.
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

The grant-date stock price and assumptions used to estimate the derived service period and fair value of the equity awards with market-based vesting conditions were as follows:

	As of February 14,	As of August 4,	As February 10,	As of February 1,
	2018	2017	2017	2016
Grant-date stock price	$26.53	$21.15	$19.15	$8.95
Assumptions
Expected volatility	39%	39%	42%	40%
Risk-free interest rate	2.39%	1.44%	1.47%	1.01%
Expected dividend yield	—%	—%	—%	—%
The Company recognizes the stock-based compensation expense on equity awards with market-based vesting conditions in the consolidated statements of operations over the requisite service period. The achievement of certain market-based vesting conditions may result in the acceleration of recognizing stock-based compensation expense compared to the original valuation.
The following table summarizes equity awards with market-based vesting conditions activity for the year ended December 31, 2018:

	Restricted Stock Units with Market-Based Vesting Conditions	Weighted Average Grant Date Fair Value
Unvested market-based vesting awards as of December 31, 2017	218,884	$13.26
Market-based vesting awards granted	151,580	19.57
Market-based vesting awards vested	(223,588)	15.40
Market-based vesting awards forfeited	(16,397)	18.42
Unvested market-based vesting awards as of December 31, 2018[1]	130,479	$16.28
(1) In addition to the unvested market-based vesting awards above, there were 250,000 vested market-based vesting options outstanding and exercisable as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, these options had an exercise price of $14.44, a remaining contractual term of 5.92 years, and an intrinsic value of $2.7 million.

As of December 31, 2018, there was approximately $0.4 million of unrecognized stock-based compensation cost related to unvested awards with market-based vesting conditions that are expected to be recognized over a weighted-average period of 0.26 years.
For the year ended December 31, 2018 and 2017, the total fair value of restricted stock awards, restricted stock units, performance-based stock awards on the date vested was $25.4 million, and $17.8 million, respectively.
Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statements of operations as follows for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Cost of revenues	$1,545	$1,061	$807
Research and development	3,292	1,969	868
General and administrative	9,697	7,827	6,161
Sales and marketing	3,073	1,885	1,064
Total	$17,607	$12,742	$8,900
Employee Stock Purchase Plan
On May 18, 2017, the Company registered 600,000 shares pursuant to the 2017 Employee Stock Purchase Plan (“2017 ESPP”) on a Form S-8. Under this plan eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at the lesser of 85% of the beginning or ending withholding period fair market value as defined in the 2017

ESPP. There are two six-month withholding periods in each fiscal year. As of December 31, 2018, rights to acquire 420,314 shares of common stock were available for issuance under the 2017 ESPP.
12. Income Taxes
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act (“Tax Act”), which significantly changed the existing U.S. tax laws. The Tax Act includes a reduction in the U.S. corporate tax rate from 34% to 21%, a transition from a worldwide tax system to a modified territorial tax system, new taxes on certain foreign-sourced earnings, limitations on the deductibility of interest expense and executive compensation, as well as other changes.
In response to the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows registrants to record provisional amounts during a measurement period, not to extend beyond one year from the enactment date. Pursuant to SAB 118, the Company has completed the accounting for the tax effects of all of the provisions of the Tax Act within the required measurement period.
The Company remeasured all deferred tax assets and liabilities as of December 31, 2017, based on the provisions of the Tax Act, which include a reduction in the federal statutory tax rate from 34% to 21%. The impact of the remeasurement to the net deferred tax asset is a reduction of $8.9 million, which is fully offset by changes in the pre-existing valuation allowance. For the year ended December 31, 2017, the Company recorded a benefit of $0.2 million related to the Federal Alternative Minimum Tax ("AMT") credit, which is now refundable under the Tax Act. In regard to the Tax Act’s one-time tax on unrepatriated foreign earnings, the Company has performed an analysis and has determined that the Company does not have a liability as the Company has a net deficit of unrepatriated foreign earnings. The federal impacts of the Global Intangible Low-taxed Income ("GILTI") provision, the changes in the disallowed officers' compensation deductions and the changes in the deductibility of meals and entertainment are fully offset by net operating losses in 2018.
The domestic and foreign components of loss before (benefit) provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Domestic	$(11,895)	$(14,171)	$(1,911)
Foreign	6,110	(3,508)	(805)
Total loss before (benefit) for income taxes	$(5,785)	$(17,679)	$(2,716)
The components of the (benefit) provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current tax provision:
Federal	$108	$(395)	$90
State	163	(24)	219
Foreign	3,007	2,134	1,089
Total current provision	3,278	1,715	1,398
Deferred tax benefit:
Federal	(12,671)	(12,514)	—
State	(3,348)	(1,906)	10
Foreign	(606)	(972)	(25)
Total deferred benefit	(16,625)	(15,392)	(15)
Total (benefit) provision for income taxes	$(13,347)	$(13,677)	$1,383

A reconciliation of our income tax (benefit) provision to the statutory federal tax rate is as follows:

	Years Ended December 31,
	2018	2017	2016
U.S. federal income tax rate	21.0%	34.0%	34.0%
Change in the valuation allowance	222.9	83.8	(43.9)
Nondeductible stock-based compensation	49.5	21.5	0.7
State taxes, net of federal benefit	8.4	5.9	1.6
Foreign rate differential	(8.8)	(11.2)	(30.9)
U.S. foreign income inclusion	(33.1)	—	—
Income tax credits	33.5	6.9	41.5
Provision for tax reserves	(8.8)	0.7	(31.6)
Non-deductible compensation	(28.6)	(8.2)	(14.1)
Meals and entertainment	(4.2)	(1.2)	(2.4)
Transaction costs	(14.6)	(3.7)	(2.8)
Change in federal rate	—	(50.1)	—
Withholding taxes	(7.1)	(0.7)	—
Other	0.6	(0.3)	(3.0)
Effective income tax rate	230.7%	77.4%	(50.9)%

The Company recorded a (benefit) provision for income taxes of $(13.3) million, $(13.7) million and $1.4 million for the years ended December 31, 2018, 2017, and 2016, respectively. For the year ended December 31, 2018, the Company’s tax benefit was primarily driven by valuation allowance release and foreign income taxes. For the year ended December 31, 2017, the Company’s tax benefit was primarily driven by valuation allowance release, foreign income taxes, and refundable AMT.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$26,572	$27,792
Research and development tax credit carryforwards	7,928	6,280
Deferred revenue	4,733	3,957
Stock compensation	2,972	2,339
Other	6,871	7,304
Total deferred tax assets	49,076	47,672
Valuation allowance for deferred tax assets	(12,291)	(28,273)
Total deferred tax assets, net of valuation allowance	36,785	19,399
Deferred tax liabilities:
Amortization	(22,638)	(9,146)
Convertible debt	(6,445)	(7,948)
Depreciation	(3,696)	(1,508)
Deferred costs	(2,955)	—
Other	(1,869)	(1,942)
Total deferred tax liabilities	(37,603)	(20,544)
Net deferred tax liabilities	$(818)	$(1,145)
As of December 31, 2018, the Company had U.S. federal, state and foreign net operating loss carryforwards of $110.0 million, $75.9 million, and $2.3 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2027 through 2038. State net operating loss carryforwards will expire at various dates beginning in 2020 through 2038. At December 31, 2018, the Company had federal and state research and development tax credit carryforwards available to reduce future income taxes payable of $6.9 million and $3.8 million, respectively. These credits will expire at various dates beginning in the year 2025 through 2038. As of December 31, 2018, the Company also had refundable federal AMT credits of approximately $0.2 million.
Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, Income Taxes ("ASC 740"), management has determined that it is not more-likely-than-not that the tax benefits related to the federal, state and foreign deferred tax assets will be realized for financial reporting purposes. Accordingly, the federal, state and certain foreign deferred tax assets have been fully reserved at December 31, 2018 and 2017. The valuation allowance decreased approximately $16.0 million during the year ended December 31, 2018 primarily due to the partial release of U.S. valuation allowance as a result of a net deferred tax liability recorded in the acquisition of Mozy. The U.S. net deferred tax liability primarily relates to non-tax deductible intangible assets recognized in the financial statements which generate a deferred tax liability. The net deferred tax liability established is estimated to be a source of income to utilize previously unrecognized deferred tax assets in the U.S. Therefore, we have recorded a tax benefit of $16.2 million for the release of U.S. valuation allowance related to the previously unrecognized deferred tax assets in the U.S. The U.S. maintains a valuation allowance on the overall U.S. net deferred tax asset as it is deemed more likely than not the U.S. net deferred tax asset will not be realized. Furthermore, the 2018 change in valuation allowance is also impacted by a deferred tax liability related to the adoption of Topic 606. The valuation allowance decreased approximately $24.7 million during the year ended December 31, 2017 due primarily to the partial release of U.S. valuation allowance as a result of a net deferred tax liability recorded in the acquisition of DoubleTake.
Future changes in Company ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Based upon the Company’s analysis as of December 31, 2018, there was no ownership change experienced during 2018.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Unrecognized tax benefits, beginning of year	$(3,700)	$(4,108)	$(3,231)
Additions based on tax positions related to the current year	(473)	(673)	(943)
Additions for tax positions of prior years	(58)	—	(14)
Reductions for tax positions of prior years	7	1,081	80
Unrecognized tax benefits, end of year	$(4,224)	$(3,700)	$(4,108)
The Company accounts for uncertain tax positions under the recognition and measurement criteria of ASC 740. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. If we do not believe that it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2018, the Company had a total amount of unrecognized tax benefits of $4.2 million, of which $0.1 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that, if recognized, would result in a corresponding increase in the valuation allowance.
The Company recognizes interest and penalties related to uncertain tax positions as a component in income tax expense. As of December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations. The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax years ending December 31, 2015, 2016, 2017 and 2018, although carryforward attributes that were generated prior to tax year 2014 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The statute of limitations for assessments by foreign taxing authorities is generally not open for years prior to 2013, although carryforward attributes that were generated prior to tax year 2013 may still be adjusted upon examinations.

The Company is subject to U.S. federal income tax and various state and local taxes in both domestic and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities within these jurisdictions. The Company is not currently under examination in any domestic or foreign jurisdiction.
The Company does not reasonably expect that the unrecognized tax benefit will change significantly within the next twelve months.
As of December 31, 2018, a deferred tax liability has not been established for approximately $16.2 million of cumulative undistributed earnings of non-U.S. subsidiaries, which are expected to be permanently reinvested in operations outside the U.S. Determination of the unrecognized deferred tax liability on unremitted earnings is not practical due to uncertainty regarding the remittance structure, the mix of earnings and earnings for profit pools in the year of remittance, and overall complexity of the calculation.
13. Commitments and Contingencies
Operating Leases
The Company leases facilities under leases that expire at varying dates through 2029. Certain of these leases contain renewal options and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
The Company has lease agreements to rent office and data center space. The Company also has data center colocation agreements in place to rent colocation space.
The terms of several of the Company's leases include escalating rent and free rent periods. Accordingly, the Company recorded a deferred rent liability related to the free rent and escalating rent payments, such that rent is being recognized on a straight-line basis over the terms of the leases. Rent expense was $8.8 million, $8.9 million and $8.1 million for the fiscal years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, $4.5 million and $4.7 million is included in accrued expenses and other current liabilities and other long-term liabilities related to the deferred rent, respectively. Future non-cancellable minimum lease payments under all operating leases as of December 31, 2018, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases (1)	Total
2019	$4,194	$4,833	$9,027
2020	3,975	4,434	8,409
2021	3,888	2,133	6,021
2022	3,713	833	4,546
2023	3,655	70	3,725
Thereafter	5,183	—	5,183
Total	$24,608	$12,303	$36,911
(1) Certain amounts in the table above relating to colocation leases for the Company's servers include usage based charges in addition to base rent.
Other Non-Cancellable Commitments
As of December 31, 2018, the Company had non-cancellable commitments to vendors primarily consisting of hosted software, consulting, advertising, marketing and broadband services contracts through 2021, as follows (in thousands):

Years Ended December 31,	Commitments
2019	$18,069
2020	1,069
2021	125
Total	$19,263

Litigation
On February 27, 2017, a non-practicing entity named Realtime Data LLC (“Realtime Data”) filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that the Company’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against the Company sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the United States District Court for the Eastern District of Texas transferred the case to the United States District Court of Massachusetts. Realtime Data has filed patent suits against several other companies around the country, and one or more of the asserted patents are currently in various stages of other litigations and/or United States Patent and Trademark Office ("USPTO") post-grant proceedings. The Company has requested the Court stay the case pending USPTO post-grant proceedings as to some of the asserted patents. No trial date has been set. The Company intends to defend itself vigorously. The Company has not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and the Company remains unable to reasonably estimate a possible loss or range of loss associated with this litigation.
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
14. Restructuring
In October 2017, the Company initiated a restructuring program ("2017 Plan") to streamline operations and reduce operating costs. The 2017 plan was completed in the fourth quarter of 2018. The Company incurred restructuring charges totaling $1.8 million related to employee severance under the 2017 plan. In the third quarter of 2018, the Company incurred restructuring expenses related to lease exit charges from a data center facility that was exited during the quarter, as the Company determined to consolidate select data center space.
The following table summarizes the restructuring program activity for the year ended December 31, 2018 and 2017 (in thousands):

	Employee Severance and Related Costs	Facilities Related Costs	Total
Accrued restructuring as of December 31, 2016	$—	$—	$—
Charges	1,047	—	1,047
Cash payments	(359)	—	(359)
Accrued restructuring as of December 31, 2017	688	—	688
Charges	803	467	1,270
Cash payments	(1,460)	(467)	(1,927)
Non-cash and other adjustments	(31)	—	(31)
Accrued restructuring as of December 31, 2018	$—	$—	$—
In 2016, the Company recorded restructuring charges of $0.9 million. These charges were associated with the reorganization and consolidation of certain operations and the disposal of certain assets during 2016, due to the EVault acquisition. These restructuring activities were completed in March 2016.
Restructuring-related expenses have been included in restructuring charges within the Company's consolidated statements of operations. The accrual for restructuring-related expenses have been included in accrued expenses and other current liabilities within the Company's consolidated balance sheets.
15. Retirement Plan
The Company has a 401(k) defined contribution savings plan for its employees who meet certain employment status and age requirements. The plan allows participants to contribute a portion of their annual compensation on a pre-tax basis. Effective January 1, 2012, the Company elected to make a matching contribution of up to 4% of each employee’s wages. For the periods ending December 31, 2018, 2017 and 2016, the total expense for the Company’s matching contributions to the plan was $3.0 million, $2.5 million, and $1.8 million, respectively.
16. Borrowings and Credit Arrangements
Revolving Credit Facility
On March 19, 2018, the Company entered into a Revolving Credit Facility which provides revolving credit financing of up to $130.0 million, including a $10.0 million sub-limit for letters of credit and a $10.0 million sub-limit for swingline loans. The commitments under the Revolving Credit Facility may be increased by up to an additional $100.0 million plus an additional unlimited amount so long as the Company does not exceed a specified pro forma secured net leverage ratio, in either case provided the existing or additional lenders are willing to make such increased commitments and subject to other terms and conditions.
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
During the year ended December 31, 2018, the Company repaid $90.0 million of its outstanding borrowings under the Revolving Credit Facility. As of December 31, 2018, the Company had no outstanding borrowings under the facility. The Revolving Credit Facility also contains certain financial covenant ratios related to leverage and interest coverage that the Company must maintain.
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
The issuance costs and discount allocated to the equity component are recorded as a reduction to additional paid-in capital. The Convertible Notes consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017
Liability component:
Principal	$143,750	$143,750
Less: debt issuance costs	(573)	(720)
Less: debt discount	(24,872)	(31,211)
Net carrying amount	$118,305	$111,819
Equity component	$31,451	$31,451
For the years ended December 31, 2018 and 2017, the Company incurred total interest expense associated with the Convertible Notes as follows (in thousands):

	Years Ended December 31,
	2018	2017
Interest expense related to contractual interest coupon	$3,594	$2,655
Interest expense related to accretion of the discount	6,340	4,434
Interest expense related to debt issuance costs	146	102
Total	$10,080	$7,191
As of December 31, 2018, the net carrying value of the Convertible Notes was $118.3 million, which is net of unamortized debt issuance costs of $0.6 million. The effective interest rate on the Convertible Notes, including amortization of debt issuance costs and accretion of the discount, is 8.7%. At December 31, 2018, the conversion option value of the Convertible Notes does not exceed their principal amount since the closing market price of the Company's common stock does not exceed the conversion rate. As of December 31, 2018, the Convertible Notes were not convertible.

17. Geographic Data
As more fully described in Note 2 - Summary of Significant Accounting Policies, the Company operates in one operating segment. Revenue by geographic region was based on physical location of the operations recording the sale. Revenues by geographic region are presented as follows (in thousands):

	Years Ended December 31,
	2018	2017
United States	$249,215	$209,161
International	47,193	30,301
Total	$296,408	$239,462
For the year ended December 31, 2016, revenues by geographic region were not disclosed as revenue outside the United States did not exceed 10% of total revenue. No individual country other than the United States accounts for 10% or more of revenues in the years ended December 31, 2018, 2017 and 2016. Revenue included in the “International” caption above primarily relates to the Company’s operations in Europe.
The Company does not disclose geographic information for long-lived assets, excluding deferred tax assets, goodwill and intangible assets. Long-lived assets, excluding deferred tax assets, goodwill and intangible assets, located outside the United States do not exceed 10% of total assets.
18. Subsequent Events
On February 7, 2019, the Company entered into an agreement and plan of merger to acquire Webroot. The Company will acquire all of the issued and outstanding capital stock of Webroot, a leading cybersecurity company, for $618.5 million in cash, which will be adjusted with respect to cash, debt, transaction expenses and working capital. The consummation of the merger is subject to certain closing conditions (excluding a financing condition) and also includes customary termination provisions for both Webroot and the Company, including if the merger has not been consummated by May 8, 2019, which date is subject to extension in certain circumstances with respect to regulatory clearance. The merger agreement also contains representations, warranties, and covenants by the parties that are customary for a transaction of this nature. The acquisition is expected to be consummated in the first quarter of 2019.
Concurrently with the execution of the merger agreement, the Company entered into a financing commitment letter (the “Commitment Letter”) for (i) a seven-year senior secured term loan facility of $550.0 million (the “Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Facilities”). Upon execution of the Revolving Facility, the Company intends to terminate its previously executed Revolving Credit Facility entered into on March 19, 2018. The Company will fund the transaction with existing cash and the proceeds of borrowing under the Facilities. The Facilities will be subject to certain customary representations, warranties and covenants. The funding of the Facilities is subject to the Company’s compliance with customary terms and conditions precedent as set forth in the Commitment Letter, including the execution and delivery of definitive documentation consistent with the Commitment Letter and the substantially simultaneous consummation of the merger on terms consistent with the merger agreement.
19. Quarterly Information (Unaudited)
Quarterly results of operations are as follows (in thousands, except per share amounts):

	For the Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017
Statements of Operations Data:
Revenue	$76,966	$77,682	$77,734	$64,026	$61,692	$61,637	$59,034	$57,099
Gross profit	$54,780	$55,854	$54,677	$45,714	$44,881	$44,047	$40,723	$39,744
Income (loss) from operations	$2,558	$4,316	$(281)	$(2,926)	$555	$(1,094)	$(4,653)	$(6,873)
Net income (loss)	$719	$586	$(5,687)	$11,944	$(1,614)	$(3,603)	$(6,380)	$7,595
Basic net income (loss) per share	$0.02	$0.02	$(0.20)	$0.42	$(0.06)	$(0.13)	$(0.23)	$0.27
Diluted net income (loss) per share	$0.02	$0.02	$(0.20)	$0.40	$(0.06)	$(0.13)	$(0.23)	$0.27

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO").
Based on management’s assessment of Carbonite, Inc., management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2018, which is included below.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Carbonite, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Carbonite, Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in method of accounting for revenue from contracts with customers and costs to obtain a contract.
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
February 28, 2019

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below with respect to the Company’s Code of Business Conduct and Ethics, the information required by this item will be set forth in the sections entitled “Board of Directors, Corporate Governance & Related Matters”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Officers” and “Criteria for Procedures Director Nominations” of our definitive proxy statement to be filed with the SEC in connection with our 2019 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated in this Annual Report by reference.
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

CARBONITE, INC.

Dated:	February 28, 2019	By:	/s/ Mohamad Ali
Mohamad Ali
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mohamad Ali	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
Mohamad Ali

/s/ Anthony Folger	Chief Financial Officer (Principal Financial Officer)	February 28, 2019
Anthony Folger

/s/ Cassandra Hudson	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019
Cassandra Hudson

/s/ Stephen Munford*	Chairman of the Board	February 28, 2019
Stephen Munford

/s/ Marina Levinson*	Director	February 28, 2019
Marina Levinson

/s/ Charles Kane*	Director	February 28, 2019
Charles Kane

/s/ Todd Krasnow*	Director	February 28, 2019
Todd Krasnow

/s/ Linda Connly*	Director	February 28, 2019
Linda Connly

/s/ Scott Daniels*	Director	February 28, 2019
Scott Daniels

/s/ David Friend*	Director	February 28, 2019
David Friend

February 28, 2019

*By: /s/ Mohamad Ali
*Mohamad Ali Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
2.1
Master Acquisition Agreement by and among Carbonite, Inc., EMC Corporation, Mozy, Inc. and Dell Technologies Inc. dated February 12, 2018. (Filed as Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on March 19, 2018 and incorporated herein by reference).

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

10.2#	2011 Equity Award Plan, as amended. (Filed as Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission on August 3, 2018 and incorporated herein by reference)
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

10.14
Indenture of Lease by and between Abbey Lafayette Operating LLC and Carbonite, Inc. dated as of May 5, 2014. (Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on May 6, 2014, and incorporated herein by reference.)

10.15#
Form of Stock Restriction Agreement under the 2011 Equity Award Plan. (Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2014, and incorporated herein by reference.)

10.16#
Amended and Restated Offer Letter with Danielle Sheer, dated as of August 1, 2014. (Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 5, 2014, and incorporated herein by reference.)

10.17#
Promotion Letter Agreement with Cassandra Hudson, dated as of October 28, 2014. (Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2014, and incorporated herein by reference.)

10.18*
Sixth Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of September 30, 2014. (Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2014, and incorporated herein by reference.)

10.19#
Executive Employment Agreement with Mohamad Ali, dated as of December 3, 2014. (Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2014).

10.20#
Amendment to Executive Employment Agreement with Mohamad Ali, dated as of January 8, 2015. (Filed as Exhibit 99.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015, and incorporated herein by reference.)

10.21
Seventh Amendment to the Datacenter Lease with GIP Wakefield, LLC, dated as of September 30, 2015. (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015, and incorporated herein by reference.)

10.22#
Offer Letter with Paul Mellinger, dated as of December 15, 2015. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2015, and incorporated herein by reference.)

10.23#
Offer Letter with Norman Guadagno, dated as of January 6, 2016. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2016, and incorporated herein by reference.)

10.24#
Amended and Restated Carbonite, Inc. Executive Severance Plan, dated as of May 1, 2018. (Filed as Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange Commission on May 10, 2018 and incorporated herein by reference).

10.25
Performance-Based Restricted Stock Unit Award Agreement under the 2011 Equity Award Plan. (Filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2016, and incorporated herein by reference.)

10.26
First Amendment to Turnkey Datacenter Lease with Digital Phoenix Van Buren, LLC, dated as of February 3, 2016. (Filed as Exhibit 10.36 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2016, and incorporated herein by reference.)

10.27*
Eighth Amendment to Turn Key Datacenter Lease with GIP Wakefield, LLC, dated as of September 30, 2016. (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2016, and incorporated herein by reference.)

10.28*
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

10.30
Credit Agreement, dated as of March 19, 2018 by and between Carbonite, Inc., Silicon Valley Bank, Citizens Bank, N.A., HSBC Bank USA, N.A., Barclays Bank PLC and Wells Fargo Bank, National Association. (Filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on March 19, 2018 and incorporated herein by reference).

10.31#
Senior Executive Severance Plan, dated as of February 2, 2016, as amended. (Filed as Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange Commission on August 3, 2018 and incorporated herein by reference).

10.32#	Employee Severance Plan, as amended. (Filed as Exhibit 10.3 to Form 10-Q filed with the Securities and Exchange Commission on August 3, 2018 and incorporated herein by reference).

Exhibit No.	Description
10.33#
Form of Restricted Stock Unit Agreement under the 2011 Equity Award Plan. (Filed as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 3, 2018 and incorporated herein by reference).

10.34#
Form of Performance-Based Restricted Stock Unit Award Agreement. (Filed as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 3, 2018 and incorporated herein by reference).

10.35#	R. Beeler Offer Letter. (Filed as Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission on November 5, 2018 and incorporated herein by reference).
10.36#	Offer Letter Agreement with Linda Connly. (Filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on February 7, 2019 and incorporated herein by reference).
10.37#
Second Amendment to Employment Agreement with Mohamad Ali, dated February 6, 2019. (Filed as Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on February 7, 2019 and incorporated herein by reference).

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