Form 10-Q
period 2019-03-31
Carbonite Inc
filed 2019-05-10
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	CARB	The NASDAQ Stock Market LLC
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
As of April 30, 2019, there were 34,446,921 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Carbonite, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	December 31, 2018
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$252,602	$198,087
Trade accounts receivable, less allowances for doubtful accounts of $947 and $892	50,501	31,569
Prepaid expenses and other current assets	30,742	10,409
Total current assets	333,845	240,065
Property and equipment, net	45,446	34,101
Right-of-use lease assets	55,204	—
Other assets	26,273	13,876
Acquired intangible assets, net	430,297	117,963
Goodwill	541,230	155,086
Total assets	$1,432,295	$561,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,942	$2,114
Accrued compensation	21,776	11,620
Accrued expenses and other current liabilities	47,583	15,844
Purchase price consideration payable	132,369	—
Current portion of deferred revenue	172,432	121,553
Total current liabilities	379,102	151,131
Long-term debt	645,371	118,305
Long-term lease liabilities	51,798	—
Deferred revenue, net of current portion	42,418	29,151
Long-term deferred tax liabilities	46,335	1,456
Other long-term liabilities	4,088	3,838
Total liabilities	1,169,112	303,881
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 37,173,458 shares issued and 34,425,777 shares outstanding at March 31, 2019; 36,641,317 shares issued and 33,923,135 shares outstanding at December 31, 2018	372	366
Additional paid-in capital	455,971	451,618
Treasury stock, at cost (2,747,681 and 2,718,182 shares as of March 31, 2019 and December 31, 2018, respectively)	(49,276)	(48,522)
Accumulated other comprehensive income	2,015	1,650
Accumulated deficit	(145,899)	(147,902)
Total stockholders’ equity	263,183	257,210
Total liabilities and stockholders’ equity	$1,432,295	$561,091
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except share and per share amounts)
Revenue:
Services	$71,503	$54,574
Product	9,712	9,452
Total revenue	81,215	64,026
Cost of revenue:
Services	17,102	15,330
Product	383	557
Amortization of intangible assets	3,294	2,425
Total cost of revenue	20,779	18,312
Gross profit	60,436	45,714
Operating expenses:
Research and development	15,807	12,519
General and administrative	20,989	14,460
Sales and marketing	21,765	19,860
Amortization of intangible assets	4,300	939
Restructuring charges	—	862
Total operating expenses	62,861	48,640
Loss from operations	(2,425)	(2,926)
Interest expense	(4,011)	(2,601)
Interest income	965	244
Other income (expense), net	212	12
Loss before income taxes	(5,259)	(5,271)
Benefit for income taxes	(7,262)	(17,215)
Net income	$2,003	$11,944
Net income per common share:
Basic	$0.06	$0.42
Diluted	$0.06	$0.40
Weighted-average number of common shares outstanding:
Basic	34,164,957	28,341,663
Diluted	35,294,015	30,043,783
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income	$2,003	$11,944
Other comprehensive income (loss):
Foreign currency translation adjustments	365	(639)
Total other comprehensive income (loss)	365	(639)
Total comprehensive income	$2,368	$11,305
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
in thousands, except share data	Number of Shares	Amount
Balance as of December 31, 2018	36,641,317	$366	$451,618	$(147,902)	$(48,522)	$1,650	$257,210
Stock options exercised and vesting of restricted stock units	532,141	6	130				136
Stock-based compensation expense			4,223				4,223
Payments of withholding taxes in connection with restricted stock unit vesting					(754)		(754)
Other comprehensive income						365	365
Net income				2,003			2,003
Balance as of March 31, 2019	37,173,458	$372	$455,971	$(145,899)	$(49,276)	$2,015	$263,183

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
in thousands, except share data	Number of Shares	Amount
Balance as of December 31, 2017	30,130,856	$301	$233,343	$(169,344)	$(26,616)	$581	$38,265
Stock options exercised and vesting of restricted stock units	408,764	4	722				726
Stock-based compensation expense			3,818				3,818
Payments of withholding taxes in connection with restricted stock unit vesting					(550)		(550)
Adjustment resulting from the adoption of Topic 606				13,880			13,880
Other comprehensive loss						(639)	(639)
Net income				11,944			11,944
Balance as of March 31, 2018	30,539,620	$305	$237,883	$(143,520)	$(27,166)	$(58)	$67,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating activities
Net income	$2,003	$11,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,149	6,077
Amortization of right-of-use assets	1,291	—
Amortization of deferred costs	647	424
(Gain) loss on disposal of equipment	(36)	58
Impairment of capitalized software	—	653
Stock-based compensation expense	4,205	3,737
Benefit for deferred income taxes	(7,318)	(17,662)
Non-cash interest expense related to amortization of debt discount	1,712	1,543
Other non-cash items, net	1	66
Changes in assets and liabilities:
Accounts receivable	(356)	(4,616)
Prepaid expenses and other current assets	(5,430)	86
Other assets	123	(2,211)
Accounts payable	(870)	(4,214)
Accrued expenses and other current liabilities	7,349	3,016
Other long-term liabilities	(1,388)	252
Deferred revenue	5,662	4,138
Net cash provided by operating activities	18,744	3,291
Investing activities
Purchases of property and equipment	(2,758)	(3,288)
Proceeds from sale of property and equipment and businesses	51	330
Proceeds from maturities of derivatives	6	—
Purchases of derivatives	(6)	(1,403)
Payment for intangibles	—	(1,250)
Payment for acquisition, net of cash acquired	(489,640)	(144,603)
Net cash used in investing activities	(492,347)	(150,214)
Financing activities
Proceeds from exercise of stock options	130	726
Payments of withholding taxes in connection with restricted stock unit vesting	(754)	(550)
Proceeds from long-term borrowings, net of debt issuance costs	531,893	88,984
Net cash provided by financing activities	531,269	89,160
Effect of currency exchange rate changes on cash	(463)	541
Net increase (decrease) in cash, cash equivalents and restricted cash	57,203	(57,222)
Cash, cash equivalents and restricted cash, beginning of period	198,087	128,231
Cash, cash equivalents and restricted cash, end of period	$255,290	$71,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

Supplemental disclosure of cash flow information
Cash paid for income taxes	$184	$341
Supplemental disclosure of non-cash investing and financing activities:
Capitalization of stock-based compensation	$18	$81
Acquisition of property and equipment included in accounts payable and accrued expenses	$10	$2,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Nature of Business
Carbonite, Inc. ("we" or the “Company”) is a leading provider of cloud-based data protection and cybersecurity solutions. The Company was incorporated in the State of Delaware on February 10, 2005. We provide a robust data protection platform for businesses, including backup, disaster recovery, high availability and workload migration technology. The Carbonite data protection platform supports businesses on a global scale with secure cloud infrastructure.
In March 2019, Carbonite acquired Webroot Inc. ("Webroot"), a next-generation cloud-based security and threat intelligence provider for consumers and businesses. Webroot is a leading security provider for managed service providers to protect small businesses, who rely on Webroot for endpoint protection, network protection, and security awareness training.
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q, and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on February 28, 2019.
In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the periods presented. The results for the periods presented are not necessarily indicative of future results.
Reclassification
The Company has reclassified certain prior period amounts in its condensed consolidated balance sheets to conform to the current period presentation. The reclassification relates to separately presenting long-term deferred tax liabilities previously included within other long-term liabilities. For the year ended December 31, 2018, the Company reclassified $1.5 million from other long-term liabilities into long-term deferred tax liabilities.
Recently Adopted Accounting Standards
The Company's significant accounting policies are presented in Note 2 - Summary of Significant Accounting Policies, in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2018 filed with the SEC on February 28, 2019. Summarized below are the accounting pronouncements adopted subsequent to December 31, 2018.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by leases and continue to recognize expenses on their income statements over the lease term. It also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this standard effective January 1, 2019 using the modified retrospective transition method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of transition practical expedients for existing contracts. Adoption of the new standard resulted in the recording of right-of-use assets of $22.6 million and lease liabilities of $28.8 million, as of January 1, 2019. The difference between the right-of-use assets and lease liabilities relates to deferred and prepaid rent balances, the net impact of which reduced the right-of-use assets. The adoption of the standard did not impact the Company's consolidated net earnings and had no impact on cash flows. Refer to Note 12 - Leases for additional information related to the Company’s lease obligations.
Recently Issued Accounting Standards

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
3. Revenue Recognition
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. The Company primarily sells services in the form of “Software-as-a-Service” ("SaaS") and "Hardware-as-a-Service" ("HaaS") offerings as well as maintenance and support ("M&S") and professional services consisting of implementation, training, migration, protection and consulting. The Company also sells products in the form of on-premise data protection and migration software and hardware on a standalone basis. Revenues related to services are recorded over the performance period of the service. Revenues from product licenses and hardware sales are recorded when control of the product has been transferred to the customer.
Disaggregation of Revenue
The following table depicts disaggregated revenue for the three months ended March 31, 2019 and 2018, by type, customer type, sales channel, timing of revenue recognition, and geography (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Products	Services	Total	Products	Services	Total
Customer type
Consumer	$—	$27,332	$27,332	$—	$20,943	$20,943
Business	9,712	44,171	53,883	9,452	33,631	43,083
Total	$9,712	$71,503	$81,215	$9,452	$54,574	$64,026

Sales channel
Direct	$1,966	$48,593	$50,559	$1,043	$37,881	$38,924
Indirect	7,746	22,910	30,656	8,409	16,693	25,102
Total	$9,712	$71,503	$81,215	$9,452	$54,574	$64,026

Timing of revenue recognition
Transferred at a point in time	$9,712	$—	$9,712	$9,452	$—	$9,452
Transferred over time	—	71,503	71,503	—	54,574	54,574
Total	$9,712	$71,503	$81,215	$9,452	$54,574	$64,026

Geography
United States	$3,081	$63,746	$66,827	$4,650	$48,997	$53,647
Other	6,631	7,757	14,388	4,802	5,577	10,379
Total	$9,712	$71,503	$81,215	$9,452	$54,574	$64,026
Contract Assets and Liabilities
Contract assets are rights to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable once the rights become unconditional. As of March 31, 2019 and December 31, 2018, the Company did not have contract assets.
Contract liabilities (deferred revenue) primarily consist of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for its services in advance on a monthly and annual basis. The Company initially records fees associated with performance obligations delivered over time as deferred revenue and then recognizes revenue as performance obligations are satisfied. The Company classifies deferred revenue as current or noncurrent based on the timing revenue recognition. Changes in contract liabilities for the three months ended March 31, 2019 are as follows (in thousands):

	Deferred Revenue (Current)	Deferred Revenue (Noncurrent)
Balance as of December 31, 2018	$121,553	$29,151
Increase, net	50,879	13,267
Balance as of March 31, 2019	$172,432	$42,418
Revenue recognized in the three months ended March 31, 2019 that was related to deferred revenue at December 31, 2018 was approximately $48.7 million. For the three months ended March 31, 2019, the Company recognized $2.0 million of revenue from deferred revenue related to the acquisition of Webroot on March 26, 2019.
On March 31, 2019, the Company had $263.1 million of remaining performance obligations. This amount does not include any variable consideration for sales or usage-based royalties. The Company expects to recognize 72.0% of its remaining performance obligations as revenue in the year ended December 31, 2019, an additional 21.0% for the year ended December 31, 2020 and the remaining balance thereafter.
Accounts Receivable, Net
Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $8.8 million and $3.9 million are included in this balance at March 31, 2019 and December 31, 2018, respectively. The payment of consideration related to these unbilled receivables is conditioned only on the passage of time.
4. Net Income Per Share
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the sum of the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method. For the periods in which the Company incurs a net loss, the effect of the Company's outstanding common stock equivalents is not included in the calculation of diluted loss per share as they would be anti-dilutive. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Numerator:
Net income	$2,003	$11,944
Denominator:
Weighted average common shares outstanding, basic	34,165	28,342
Effect of potential dilutive common shares	1,129	1,702
Weighted average shares outstanding, diluted	35,294	30,044
Basic net income per share	$0.06	$0.42
Diluted net income per share	$0.06	$0.40
The Company has the ability and intent to settle the principal of the convertible senior notes (the "Convertible Notes"), issued in April 2017, in cash. As the Company's common stock price exceeded the $25.84 conversion price during the three months ended March 31, 2018, the Company has included the dilutive effect of shares in excess of the principal amount in the calculation of diluted net income per share as of March 31, 2018, using the treasury stock method. The Company's stock price did not exceed the conversion price during the three months ended March 31, 2019, therefore the impact of the Convertible Notes was excluded from the calculation of diluted net income per share.
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

	Three Months Ended March 31,
	2019	2018
Options to purchase common shares[1]	3	—
Restricted stock units/awards	206	188
Total	209	188

(1) This balance includes shares purchasable under the Company's 2017 ESPP which were determined to be anti-dilutive.
5. Fair Value of Financial Instruments
Derivative Instruments
Non-designated Foreign Currency Contracts
The Company uses foreign currency forward contracts as part of its strategy to manage exposure related to Euro denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments. Accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in the condensed consolidated balance sheets, with changes in the fair value recorded in earnings as other income (expense), net in the condensed consolidated statements of operations. Cash flows from the settlement of these non-designated foreign currency contracts are reported in cash flows from investing activities. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At March 31, 2019 and December 31, 2018, the Company had outstanding contracts with a total notional value of $44.6 million and $43.8 million, respectively.
The following table provides a quantitative summary of the fair value of derivative instruments not designated as hedging instruments as of March 31, 2019 and December 31, 2018 (in thousands):

		Fair Value
Description	Balance Sheet Classification	March 31, 2019	December 31, 2018
Derivative assets:
Non-designated hedging instruments
Foreign currency contracts	Prepaid expenses and other current assets	$930	$—
Total derivative assets		$930	$—

Derivative liabilities:
Non-designated hedging instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$—	$195
Total derivative liabilities		$—	$195
The following table summarizes the gains (losses) related to derivative instruments not designated as hedging instruments for the three months ended March 31, 2019 and 2018 (in thousands):

		Three Months Ended March 31,
Description	Location in Statement of Operations	2019	2018
Foreign currency contracts	Other income (expense), net	$1,125	$(1,071)
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
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$200,163	$—	$—	$200,163	$156,200	$—	$—	$156,200
Foreign currency exchange contracts	—	930	—	930	—	—	—	—
Total	$200,163	$930	$—	$201,093	$156,200	$—	$—	$156,200
Liabilities:
Foreign currency exchange contracts	—	—	—	$—	—	195	—	$195
Total	$—	$—	$—	$—	$—	$195	$—	$195
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
The Company estimates the fair value of its Convertible Notes and Term Loans using quoted market prices in inactive markets on the last trading day of the reporting period. The Convertible Notes and Term Loans have been classified as Level 2 within the fair value hierarchy. The principal amount, carrying value (the carrying value of the Convertible Notes excludes the equity component) and related estimated fair value of the Company's Convertible Notes and Term Loans reported in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019			December 31, 2018
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Convertible notes	$143,750	$120,025	$167,006	$143,750	$118,305	$168,287
Term loans	$550,000	$530,825	$549,313	$—	$—	$—
The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturities.
Non-Recurring Fair Value Measures
Certain non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. Such fair value measures are considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. During the three months ended March 31, 2018, the Company recorded an impairment charge of $0.7 million related to internally developed software costs which were no longer recoverable as the project was discontinued. The Company recorded the impairment charge in the cost of revenue, research and development, sales and marketing, and general and administrative captions in the condensed consolidated statements of operations. There were no impairment charges during the three months ended March 31, 2019.
6. Acquisitions

Acquisition-Related Expenses
In the three months ended March 31, 2019 and 2018, acquisition-related expenses were $9.5 million and $3.3 million, respectively. Acquisition-related expenses have been included primarily in general and administrative expenses in the condensed consolidated statements of operations. The Company's current year acquisition costs relate to the acquisition of Webroot and the prior year acquisition costs relate to the acquisition of Mozy.
2019 Acquisition
On February 7, 2019, the Company entered into an agreement and plan of merger (the "Agreement") to acquire Webroot. Pursuant to the Agreement, on March 26, 2019, the Company completed the acquisition of all of the issued and outstanding capital stock of Webroot, a next-generation online and cloud-based security and threat intelligence provider for consumers and businesses, for a purchase price of $622.0 million in cash, net of cash acquired. The purchase price was funded with cash on hand and funds secured under a new credit facility (refer to Note 15 - Borrowings and Credit Arrangements). The acquisition of Webroot has been accounted for as a business combination and the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.
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

Fair value of consideration transferred:
Cash, net of cash acquired	$489,640
Purchase price consideration liability	132,369
Fair value of total acquisition consideration	$622,009

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$18,783
Prepaid and other current assets	13,501
Property and equipment	11,613
Right-of-use lease assets	33,476
Other assets	8,934
Intangible assets	320,152
Goodwill	386,413
Total assets acquired	792,872
Accounts payable	(3,496)
Accrued liabilities	(18,950)
Deferred revenues	(58,783)
Long-term lease liabilities	(33,476)
Deferred tax liability	(56,158)
Net assets acquired	$622,009
The Company engaged a third-party valuation firm to assist in the valuation of intangible assets consisting of customer relationships, developed technology and internal-use technology, and the Webroot trade name as well as in the valuation of deferred revenue and property and equipment. The fair values of the remaining Webroot assets and liabilities noted above approximate their carrying values at March 26, 2019.
In connection with the acquisition of Webroot, goodwill of $386.4 million was recognized for the excess purchase price over the fair value of the net assets acquired. The Company believes the goodwill related to the acquisition will enable the Company to leverage its technology in the broader market, as well as offering cross-selling market exposure opportunities. Goodwill from the acquisition of Webroot is included within the Company’s one reporting unit and will be included in the annual review for impairment. Goodwill is not deductible for tax purposes as this acquisition was a stock purchase.

The significant intangible assets identified in the purchase price allocation discussed above include developed technology, customer relationships, trade names, and internal-use technology which are amortized over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. Customer relationships represent the underlying relationships with certain customers to provide ongoing services for products sold. To value the customer relationship asset, the Company utilized the income approach, specifically a discounted cash-flow method known as the excess earnings method. Developed technology consists of products that have reached technological feasibility and trade names represent acquired company and product names. The developed technology and trade name intangibles were valued using a relief from royalty method, which considers both the market approach and the income approach. Internal-use technology consists of developed tools used internally to assist the Company in generating revenue. The internal-use technology was valued using the replacement cost approach. The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired and risk-adjusted discount rates used in the valuation:

	Amount (in thousands)	Weighted Average Useful Life (in years)	Risk-Adjusted Discount Rates used in Valuation[1]
Developed technology	$128,000	6.8	14.0%
Customer relationships	170,000	10.7	15.0% - 17.5%
Trade names	18,400	4.0	14.0%
Internal-use technology	3,752	2.0	17.5%
Total identifiable intangible assets	$320,152

(1) Note that acquired internal-use technology was valued using the replacement cost approach which uses an estimated market return rate as opposed to a risk-adjusted discount rate.
For the three months ended March 31, 2019, the operating results of Webroot, which are included in the Company's condensed consolidated statements of operations since the date of acquisition, are comprised of $2.7 million of revenue and $3.1 million of expenses, excluding amortization expense.
Pro Forma Financial Information
The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Webroot for the three month periods ended March 31, 2019 and 2018 as if the acquisition of Webroot had been completed on January 1, 2018. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustment for deferred revenue, additional annual interest expense resulting from interest on the Company's new credit facility (as further described in Note 15 - Borrowings and Credit Arrangements) to finance the acquisition of Webroot, reversal of depreciation expense resulting from the application of fair value measurement to acquired property and equipment, adjustments for contract costs in connection with the adoption of Topic 606, and adjustments relating to the tax effect of combining the Carbonite and Webroot businesses.
The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and Webroot. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition occurred as of January 1, 2018, nor are they intended to represent or be indicative of future results of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Pro forma revenue	$137,106	$105,561
Pro forma net income (loss)	$3,654	$(3,882)
Pro forma net income (loss) per common share:
Basic	$0.11	$(0.14)
Diluted	$0.10	$(0.14)
2018 Acquisition
On February 12, 2018, the Company entered into a definitive Master Acquisition Agreement ("the Mozy Agreement") with EMC Corporation (“EMC”), Mozy and Dell Technologies, Inc. Pursuant to the Mozy Agreement, on March 19, 2018, the

Company completed the acquisition of all of the issued and outstanding capital stock of Mozy, a cloud backup service for consumers and businesses, and certain related business assets owned by EMC or its affiliates, for a purchase price of $144.6 million in cash, net of cash acquired. The purchase price was funded with cash on hand and funds available under the Company’s previous revolving credit facility that has since been repaid and terminated. In connection with the acquisition of Mozy, the Company negotiated a transition services agreement to cover certain consulting, technology and engineering services for up to eighteen months post close. The acquisition of Mozy has been accounted for as a business combination and the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.
The following table summarizes the final purchase price allocation (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$144,597
Fair value of total acquisition consideration	$144,597

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$1,629
Prepaid and other current assets	872
Property and equipment	7,169
Other assets	242
Intangible assets	96,400
Goodwill	74,753
Total assets acquired	181,065
Accounts payable	(141)
Accrued liabilities	(417)
Deferred revenues	(19,740)
Deferred tax liability	(16,170)
Net assets acquired	$144,597
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

	Amount (in thousands)	Weighted Average Useful Life (in years)	Risk-Adjusted Discount Rates used in Valuation
Developed technology	$8,700	2.0	12.5%
Customer relationships	87,200	7.0	16.5 - 17.5%
Trade names	500	2.0	12.5%
Total identifiable intangible assets	$96,400
Pro Forma Financial Information
The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Mozy for the three month period ended March 31, 2018 as if the acquisition of Mozy had been completed on January 1, 2018. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustment for deferred revenue, additional annual interest expense resulting from interest on the previous revolving credit facility to finance the acquisition of Mozy, reversal of depreciation expense resulting from the application of fair value measurement to acquired property and equipment and adjustments relating to the tax effect of combining the Carbonite and Mozy businesses.
The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and Mozy. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition occurred as of January 1, 2018, nor are they intended to represent or be indicative of future results of operations (in thousands):

Three Months Ended March 31,
2018
Pro forma revenue	$79,034
Pro forma net (loss) income	$15,082
Pro forma net (loss) income per common share:
Basic	$0.53
Diluted	$0.50
7. Goodwill and Acquired Intangible Assets
The following is a rollforward of the Company's goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2018	$155,086
Goodwill acquired	386,413
Effect of foreign exchange rates	(269)
Balance as of March 31, 2019	$541,230
Acquired intangible assets consist of the following (in thousands):

		March 31, 2019			December 31, 2018
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology-related	6.1	$186,805	$29,760	$157,045	$59,018	$26,551	$32,467
Customer relationships	9.3	266,898	17,129	249,769	96,997	13,398	83,599
Trade names	3.8	22,128	2,367	19,761	3,752	1,855	1,897
Internal-use technology	2.0	3,752	30	3,722	—	—	—
Total	5.3	$479,583	$49,286	$430,297	$159,767	$41,804	$117,963

The Company recorded amortization expense of $7.6 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively. Amortization relating to developed technology is recorded within a separate line within cost of revenue and amortization of customer relationships, trade names and internal-use technology are recorded within a separate line within operating expenses.
Future estimated amortization expense of acquired intangibles as of March 31, 2019 is as follows (in thousands):

Remainder of 2019	$56,533
2020	69,468
2021	64,940
2022	56,227
2023	48,108
Thereafter	135,021
$430,297
8. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows (in thousands):

	March 31, 2019	December 31, 2018
Accrued consulting and professional fees	$12,332	$3,103
Accrued tax liabilities	5,244	4,588
Accrued sales and marketing	2,513	1,606
Accrued interest	2,285	980
Accrued facilities	481	1,807
Accrued other expenses	9,844	3,565
Total accrued expenses	32,699	15,649

Current portion of long-term lease liabilities	9,405	—
Current portion of long-term debt	5,479	—
Derivative liability	—	195
Total other current liabilities	14,884	195

Total accrued expenses and other current liabilities	$47,583	$15,844
The Company has also recorded a liability of $132.4 million in purchase price consideration payable within the condensed consolidated balance sheet. The liability represents amounts owed to Webroot option holders in connection with the acquisition and was paid by the Company on April 5, 2019.
9. Stockholders' Equity
Share Repurchase Program
On November 19, 2018, the Company's Board of Directors authorized a $50.0 million share repurchase program in lieu of the previous program that expired in May 2018. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. The timing and amount of any share repurchases are determined by the Company's management based on evaluation of market conditions, the trading price of the stock, and other factors.
The Company did not make any repurchases under the programs during the three months ended March 31, 2019 and 2018. At March 31, 2019, approximately $28.5 million remained available under the Company's share repurchase program.
10. Stock-based Awards
Employee Stock Purchase Plan

On May 18, 2017, the Company's stockholders approved the 2017 ESPP. Under the 2017 ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at the lesser of 85% of the beginning or ending withholding period fair market value as defined in the 2017 ESPP. There are two six-month withholding periods in each fiscal year. As of March 31, 2019, rights to acquire 420,314 shares of common stock were available for issuance under the 2017 ESPP.
Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$424	$325
Research and development	946	687
General and administrative	1,958	2,124
Sales and marketing	877	601
Total stock-based compensation expense	$4,205	$3,737
11. Income Taxes
The Company's effective income tax rates were 138.1% and 326.6% for the three months ended March 31, 2019 and 2018, respectively. The Company's effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the three months ended March 31, 2019 and 2018, the effective income tax rate varied from the statutory income tax rate principally due to the release of U.S. valuation allowance as a result of the acquisitions of Webroot and Mozy, respectively. The tax benefit recognized during the three months ended March 31, 2019 and 2018, consists of a tax benefit for a U.S. valuation allowance release that is partially offset by foreign tax expense.
The Company's effective income tax rate in the three months ended March 31, 2019 differed from the three months ended March 31, 2018, primarily due to the amount of valuation allowanced that was released in the two periods. The U.S. net deferred tax liability primarily relates to non-tax deductible intangible assets recognized in the financial statements which generate a deferred tax liability. The net deferred tax liability established represents a source of income and provides evidence of the realizability of previously unrecognized deferred tax assets in the U.S. Therefore, the Company has recorded a discrete tax benefit of $5.4 million and $17.6 million in the three months ended March 31, 2019 and 2018, respectively, for the release of valuation allowance related to the deferred tax liability recorded in purchase accounting. As of March 31, 2019, the U.S. no longer maintains a full valuation allowance as it is in a net deferred tax liability position with the addition of Webroot to the U.S. combined group. As of March 31, 2019, the Company maintained a valuation allowance of $3.6 million related specifically to deferred tax assets for state net operating losses for which the realizability remains uncertain.
12. Leases
The Company leases office space to support business activities such as information technology, research and development, product support, development and management, sales and general administration. The Company also leases data center space to store and protect customer data. The Company's office leases expire at varying dates through 2029. The Company's data center leases expire at varying dates through 2023.
On January 1, 2019, the Company adopted ASU 2016-02, Leases using the modified retrospective transition method. The Company has elected an accounting policy to forgo the recognition of lease assets or liabilities for short-term leases. Short-term leases are defined, in accordance with the standard, as those with terms of one year or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. The Company also elected the package of practical expedients which applies to leases that commenced before the adoption date. By electing the package of practical expedients, the Company did not reassess: whether any existing contracts are or contain leases, the lease classification for any existing leases and initial direct costs for any existing leases. The Company has also elected to combine lease and non-lease components when calculating minimum lease payments on new leases for all asset classes. However, in accordance with the standard, variable payments will be excluded from the calculation of lease assets and liabilities. The Company makes variable payments on certain of its leases related to taxes, insurance, utilities, and common area maintenance ("CAM"), among other things.

The Company reviews new contracts as they are executed to identify leases. The Company determines if an arrangement is a lease at the inception of a contract based on whether the contract, or a part of the contract, conveys the right to control the use of a specified asset for a period of time in exchange for consideration. The Company measures right-of-use assets and liabilities at the lease commencement date based on the net present value of fixed lease payments over the lease term. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Right-of-use assets also include any advance lease payments made and exclude lease incentives.
The Company was unable to readily determine the implicit rate on its operating leases. As a result, the Company elected to use incremental borrowing rates based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rates reflect the rates of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis, over a similar term, and in a similar economic environment. Lease expense is recognized on a straight-line basis over the lease term.
Pursuant to the lease agreement for the Company's corporate headquarters in Boston, Massachusetts, the Company has posted a security deposit of $0.8 million, which is maintained as a letter of credit. Pursuant to the lease agreement for the Webroot office located in Broomfield, Colorado, the Company is required to maintain a bank guarantee in the amount of $2.0 million until December 31, 2020, at which point the guarantee begins reducing. This guarantee is considered restricted cash and is included within other assets on the condensed consolidated balance sheet.
Operating lease right-of-use assets and long-term operating lease liabilities are included as separate lines in the condensed consolidated balance sheets. The current portion of operating lease liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. In connection with the acquisition of Webroot on March 26, 2019, the Company recorded right-of-use assets of $33.5 million and lease liabilities of $33.5 million on the condensed consolidated balance sheet. As of March 31, 2019, right-of-use lease assets were $55.2 million and lease liabilities were $61.2 million. Of the total lease liabilities as of March 31, 2019, $9.4 million were classified as current.
For the three months ended March 31, 2019, the components of lease expense were as follows:

	Three Months Ended March 31, 2019
(in thousands)	Office Leases	Data Center Leases	Total
Operating lease costs	$814	$916	$1,730
Variable lease costs	250	603	853
Short-term lease costs	253	92	345
Total lease costs	$1,317	$1,611	$2,928
For the three months ended March 31, 2019, cash flows related to leases were as follows:

Three Months Ended March 31,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Office leases	$1,160
Data center leases	948
$2,108
Right-of-use assets obtained in exchange for lease obligations:
Office leases	$47,740
Data center leases	8,760
$56,500
The following table summarizes the weighted average remaining lease terms and discount rates associated with the Company's leases as of March 31, 2019:

	Office Leases	Data Center Leases
Operating Leases:
Weighted average remaining lease term (in years)	7.8	2.8
Weighted-average discount rate	6.65%	5.92%
Maturity of lease liabilities under all operating leases as of March 31, 2019, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases	Total Undiscounted Cash Flows
Remainder of 2019	$7,032	$2,733	$9,765
2020	9,371	3,533	12,904
2021	9,705	2,139	11,844
2022	8,576	833	9,409
2023	7,613	70	7,683
Thereafter	26,405	—	26,405
Total	$68,702	$9,308	$78,010

Less: present value adjustment	$16,085	$722	$16,807
Lease liabilities	$52,617	$8,586	$61,203
As previously disclosed in the 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the total commitment for non-cancellable operating leases as of December 31, 2018 was as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases[1]	Total
2019	$4,194	$4,833	$9,027
2020	3,975	4,434	8,409
2021	3,888	2,133	6,021
2022	3,713	833	4,546
2023	3,655	70	3,725
Thereafter	5,183	—	5,183
Total	$24,608	$12,303	$36,911

(1) Certain amounts in the table above relating to colocation leases for the Company's servers include usage-based charges in addition to base rent.
Rent expense was $2.3 million for the three months ended March 31, 2018. As of December 31, 2018, $4.5 million was included in accrued expenses and other current liabilities and other long-term liabilities related to deferred rent.
13. Commitments and Contingencies
Other Non-cancellable Commitments
As of March 31, 2019, the Company had non-cancellable commitments to vendors primarily consisting of hosted software, consulting, advertising, marketing and broadband services contracts, as follows (in thousands):

Years Ended December 31,
Remainder of 2019	$20,491
2020	5,559
2021	167
Total	$26,217

Litigation
On February 27, 2017, a non-practicing entity named Realtime Data LLC (“Realtime Data”) filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that the Company’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against the Company sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the United States District Court for the Eastern District of Texas transferred the case to the United States District Court of Massachusetts. Realtime Data has filed patent suits against several other companies around the country, and one or more of the asserted patents are currently in various stages of other litigations and/or United States Patent and Trademark Office ("USPTO") post-grant proceedings. No trial date has been set. The Company is defending itself vigorously. The Company has not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and the Company remains unable to reasonably estimate a possible loss or range of loss associated with this litigation.
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
There were no restructuring charges for the three months ended March 31, 2019, nor did the Company have any amounts accrued related to restructuring charges as of March 31, 2019. The following table summarizes the Company's restructuring activities for the three months ended March 31, 2018 (in thousands):

Employee Severance and Related Costs
Accrued restructuring as of December 31, 2017	$688
Charges	862
Cash payments	(665)
Non-cash and other adjustments	22
Accrued restructuring as of March 31, 2018	$907
15. Borrowings and Credit Arrangements
2019 Credit Agreement
On March 26, 2019, in connection with the acquisition of Webroot, the Company entered into a credit agreement (the "Credit Agreement") with Barclays Bank PLC as administrative agent and certain other lenders, for a seven-year senior secured term loan facility of $550.0 million (the "Term Loans") and a five-year secured revolving credit facility of $130.0 million, including a $15.0 million sub-limit for letters of credit and a $15.0 million sub-limit for swingline loans (the "2019 Revolver"). The facilities under the Credit Agreement are secured by substantially all of the Company’s assets and contain customary affirmative and negative covenants, including, among others, certain limitations on the incurrence of indebtedness, guarantees and liens, the making of investments, acquisitions and dispositions, the payment of dividends and the repurchase of capital stock and the repayment, redemption or amendment of subordinated debt.
Upon execution of the Credit Agreement, the Company terminated its previously executed revolving credit facility entered into on March 19, 2018 (the "2018 Revolver"). In accordance with ASC 470-50, Debt Modifications and Exchanges, during the three months ended March 31, 2019, the Company wrote off $0.8 million of unamortized debt issuance costs associated with the 2018 Revolver, which is included within interest expense on the condensed consolidated statement of operations.
Term Loans

The Term Loans were issued at 99.0% of their face amount and will mature on the earlier of March 26, 2026 or, 91 days prior to the maturity of the Company’s outstanding Convertible Notes, to the extent that, on such date: (1) the Convertible Notes have not been repurchased (and cancelled), redeemed, defeased, repaid, satisfied and discharged or refinanced, (2) the maturity date of the Convertible Notes has not been extended beyond June 26, 2026, and (3) the Company's liquidity is not in excess of the amount required to repay the Convertible Notes at such time plus $20 million.
The Term Loans bear interest at a variable rate calculated as LIBOR plus an applicable margin, as defined in the Credit Agreement. As of March 31, 2019, the interest rate was 6.306%. Principal payments in the amount of 0.25% of the outstanding loan balance as of the closing date are due in quarterly increments beginning on June 30, 2019, with all remaining amounts outstanding due upon maturity. As of March 31, 2019 the Term Loans consisted of the following:

March 31, 2019
Principal	$550,000
Less: debt issuance costs	(3,962)
Less: debt discount	(15,213)
Less: current portion	(5,479)
Long-term debt, net	$525,346
Revolving Credit Facility
The 2019 Revolver matures on the earlier of March 26, 2024 or, 91 days prior to the maturity of the Company’s outstanding Convertible Notes, to the extent that, on such date: (1) the Convertible Notes have not been repurchased (and cancelled), redeemed, defeased, repaid, satisfied and discharged or refinanced, (2) the maturity date of the Convertible Notes has not been extended beyond June 26, 2024, and (3) the Company's liquidity is not in excess of the amount required to repay the Convertible Notes at such time plus $20 million.
Borrowings under the 2019 Revolver bear interest at a variable rate calculated as LIBOR plus an applicable margin, as defined in the Credit Agreement. The 2019 Revolver contains a financial covenant ratio that the Company must satisfy as of the end of any fiscal quarter when borrowings under the facility exceed a specified percentage of the total availability. As of March 31, 2019, the Company had no outstanding borrowings under the 2019 Revolver.
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

1.
During any calendar quarter, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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
In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Convertible Notes. The equity component is included in the additional paid-in-capital portion of stockholders’ equity on the Company’s consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.
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

	March 31, 2019	December 31, 2018
Liability component:
Principal	$143,750	$143,750
Less: debt issuance costs	(536)	(573)
Less: debt discount	(23,189)	(24,872)
Net carrying amount	$120,025	$118,305
Equity component	$31,451	$31,451
For the three months ended March 31, 2019 and 2018, the Company incurred total interest expense associated with the Convertible Notes as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest expense related to contractual interest coupon	$898	$898
Interest expense related to accretion of the discount	1,683	1,543
Interest expense related to debt issuance costs	39	36
Total	$2,620	$2,477
As of March 31, 2019, the net carrying value of the Convertible Notes was $120.0 million, which is net of unamortized debt issuance costs of $0.5 million. The effective interest rate on the Convertible Notes, including amortization of debt issuance costs and accretion of the discount, is 8.7%. At March 31, 2019, the conversion option value of the Convertible Notes does not exceed their principal amount since the closing market price of the Company's common stock does not exceed the conversion rate. As of March 31, 2019, the Convertible Notes were not convertible.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed on February 28, 2019 with the SEC.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our ability to integrate the Webroot acquisition or other acquisitions into our operations and achieve the expected benefits of such acquisitions, our ability to profitably attract new customers and retain existing customers, our dependence on the market for cloud backup services, our ability to manage growth, changes in economic or regulatory conditions or other trends affecting the Internet and the information technology industry, and those discussed in the section titled “Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We provide a robust data protection platform for businesses, including backup, disaster recovery, high availability and workload migration technology. The Carbonite data protection platform supports businesses on a global scale with secure cloud infrastructure.
In March 2019, we acquired Webroot, a next-generation cloud-based security and threat intelligence provider for consumers and businesses. Webroot is a leading security provider for managed service providers to protect small businesses, who rely on Webroot for endpoint protection, network protection, and security awareness training. We continue to invest in strategic acquisitions and integrate these acquisitions into our portfolio of technology solutions, in order to expand our addressable market and increase our strategic importance to customers.
On March 19, 2018, we acquired all of the issued and outstanding capital stock of Mozy for a purchase price of $144.6 million in cash, net of cash acquired. On March 26, 2019, we acquired all of the issued and outstanding capital stock of Webroot, a leading cybersecurity company, for a purchase price of $622.0 million in cash, net of cash acquired. We believe these acquisitions strengthen our technology portfolio and position us as a leader in both the endpoint and data protection markets.
In connection with the acquisition of Webroot, we entered into a credit agreement (the "Credit Agreement") with Barclays Bank PLC as administrative agent and certain other lenders, for a seven-year $550.0 million senior secured term loan facility (the "Term Loans") and a five-year senior secured revolving credit facility of $130.0 million, including a $15.0 million sub-limit for letters of credit and a $15.0 million sub-limit for swingline loans (the "2019 Revolver"). Upon execution of the Credit Agreement, we terminated our previously executed facility entered into on March 19, 2018 (the "2018 Revolver").

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
For the majority of our business, we defer revenue over our customers’ subscription periods but expense marketing costs as incurred. Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606") which impacts the recognition of costs incurred in obtaining contracts with customers. Under Topic 606, we amortize these costs, which primarily relate to commissions, over the period of benefit. While we have experienced periods of GAAP operating income, we may incur GAAP operating losses in future periods.
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
Additional information about our business and operations is contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019.
Key Business Metrics
Our management regularly reviews a number of financial and operating metrics, including the key metrics listed below. Based on the recent acquisition of Webroot, our management no longer uses adjusted free cash flow or bookings to evaluate the performance of the combined business. We may further amend our key business metrics in future periods as the integration of Webroot progresses.
Adjusted EBITDA is a financial metric that is not calculated in accordance with GAAP. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Refer to “Other Financial Data” for a reconciliation to the most comparable financial measure presented in accordance with GAAP.

•
Annual retention rate. We calculate annual retention rate as the percentage of subscription customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter. Our management uses these measures to determine the stability of our customer base and to evaluate the lifetime value of our customer relationships. The annual retention rate for the three months ended March 31, 2019 excludes customers from our recent Webroot acquisition.

•
Renewal rate. We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented. Our management uses this measure to monitor trends in customer renewal activity. The renewal rate for the three months ended March 31, 2019 excludes customers from our recent Webroot acquisition.

•
Adjusted EBITDA. We calculate adjusted EBITDA by excluding the impact of interest expense, net, income taxes, depreciation, amortization, purchase accounting adjustments on acquired deferred revenue, stock-based compensation expense, litigation-related expense, restructuring-related expense, and acquisition-related expense from net income.
Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue but may result in material monthly and quarterly variances in one or more of the key business metrics described above.
Performance Highlights
For the three months ended March 31, 2019 and 2018, we had the following results:

•	Revenue for the three months ended March 31, 2019 was $81.2 million, an increase of 27% from $64.0 million for the three months ended March 31, 2018.

•	Cash flow from operations for the three months ended March 31, 2019 was $18.7 million, compared to $3.3 million for the three months ended March 31, 2018.

•	Net income for the three months ended March 31, 2019 was $2.0 million, compared to $11.9 million for the three months ended March 31, 2018.
The following table presents our performance highlights for certain non-GAAP and other key metrics for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except percentage data)
Key metrics[1,2]:
Annual retention rate	85%	87%
Renewal rate	83%	83%
Adjusted EBITDA	$24,855	$12,281

(1) See the Key Business Metrics section above for the definition of these key metrics, and refer to the Other Financial Data section below for the reconciliation of adjusted EBITDA to the most directly comparable financial measure presented in accordance with GAAP.

(2) The annual retention rate and renewal rate for the three months ended March 31, 2019 exclude customers from our recent acquisition of Webroot.
Adjusted EBITDA increased $12.6 million for the three month period ended March 31, 2019 compared to the corresponding period in 2018 primarily due to higher add-backs to net income related to interest, tax, and depreciation and amortization of $15.7 million. Net add-backs related to the fair value adjustment of acquired deferred revenue, stock-based compensation, and litigation, restructuring and acquisition expense also increased by $6.8 million. These increases were offset by lower net income of $9.9 million.
Key Components of our Consolidated Statements of Operations
Revenue
Services. Services revenues consist of SaaS and HaaS offerings, M&S services and professional services consisting of implementation, training, migration, protection and consulting. Revenues related to the SaaS and HaaS offerings are recorded over the performance period of the services. M&S services generally consist of telephone, email, or live chat support, as well as updates and upgrades to the software licenses on an if and when available basis. Revenues from M&S are recorded ratably over the time of performance. Professional service revenue is recognized over time as services are delivered.
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
Operating expenses
Research and development. Research and development expenses consist primarily of wages and benefits for development personnel, third-party outsourcing costs, hosting fees, consulting fees, rent, and depreciation. We focus our research and development efforts on the development of new products and enhancements and ease of use of our existing solutions. These efforts result in updated versions, while not changing the underlying technology. The majority of our research and development employees are located at our corporate headquarters in the U.S. and at our office in Canada. We expect that research and development expenses will increase in absolute dollars on an annual basis with the acquisition of Webroot and as we continue to enhance and expand our services.
General and administrative. General and administrative expenses consist primarily of wages and benefits for management, finance, accounting, human resources, legal and other administrative personnel, legal and accounting fees, insurance, acquisition and other corporate expenses. We expect that general and administrative expenses will increase in absolute dollars on an annual basis so that we can support the growth of our business, including the acquisition of Webroot.
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
Amortization of intangible assets. Amortization of acquired customer relationships, trade names, internal-use software, and non-compete agreements are included in operating expenses. Intangibles are amortized over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.
Restructuring charges. Restructuring charges consist of charges related to our restructuring efforts associated with the reorganization and consolidation of certain operations as well as disposal of certain assets. See Note 14—Restructuring to our consolidated financial statements included in this Quarterly Report for additional information.
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

	Three Months Ended March 31,
	2019	2018
	(% of total revenue)
Consolidated statements of operations data:
Revenue:
Services	88.0%	85.2%
Product	12.0	14.8
Total revenue	100.0	100.0
Cost of revenue:
Services	21.1	23.9
Product	0.5	0.9
Amortization of intangible assets	4.0	3.8
Total cost of revenue	25.6	28.6
Gross profit	74.4	71.4
Operating expenses:
Research and development	19.5	19.6
General and administrative	25.8	22.6
Sales and marketing	26.8	31.0
Amortization of intangible assets	5.3	1.5
Restructuring charges	—	1.3
Total operating expenses	77.4	76.0
Loss from operations	(3.0)	(4.6)
Interest expense	(4.9)	(4.1)
Interest income	1.2	0.5
Other income (expense), net	0.3	—
Loss before income taxes	(6.4)	(8.2)
Benefit for income taxes	(8.9)	(26.9)
Net income	2.5%	18.7%
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands, except percentage data)
Revenue:
Services	$71,503	$54,574	$16,929	31.0%
As a % of total revenue	88.0%	85.2%
Product	9,712	9,452	260	2.8%
As a % of total revenue	12.0%	14.8%
Total revenue	$81,215	$64,026	$17,189	26.8%
Services revenue increased for the three month period ended March 31, 2019 compared to the corresponding period in 2018, primarily due to the full contribution of revenue from our Mozy offerings over the comparative period.
Product revenue remained consistent for the three month period ended March 31, 2019 compared to the corresponding period in 2018.

Cost of revenue, gross profit, and gross margin

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands, except percentage data)
Cost of revenue:
Services	$17,102	$15,330	$1,772	11.6%
Product	383	557	(174)	(31.2)%
Amortization of intangible assets	3,294	2,425	869	35.8%
Total cost of revenue	$20,779	$18,312	$2,467	13.5%
As a % of total revenue	25.6%	28.6%
Gross profit	$60,436	$45,714
Gross margin	74.4%	71.4%
Our total gross margin increased for the three month period ended March 31, 2019, as compared to the three month period ended March 31, 2018, driven principally by an increase in service revenue, partially offset by an increase in cost of services and amortization of developed technology intangible assets associated with Mozy and Webroot.
Cost of services revenue

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands, except percentage data)
Cost of services revenue	$17,102	$15,330	$1,772	11.6%
As a % of service revenue	23.9%	28.1%
As a % of total revenue	21.1%	23.9%
Components of cost of services revenue:
Personnel-related costs	$7,470	$6,643	$827	12.4%
Hosting, depreciation and facilities costs	6,497	5,348	1,149	21.5%
Software, consulting and other	3,135	3,339	(204)	(6.1)%
Total cost of services revenue:	$17,102	$15,330	$1,772	11.6%
Cost of services revenue increased for the three month period ended March 31, 2019, as compared to the three month period ended March 31, 2018, primarily related to an increase of $0.7 million in depreciation and $0.9 million facilities costs included within hosting, depreciation and facilities costs associated with supporting our acquired Mozy customer base. There was also an increase in personnel-related costs associated with additional headcount from our acquisition of Mozy.
Cost of product revenue

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands, except percentage data)
Cost of product revenue	$383	$557	$(174)	(31.2)%
As a % of product revenue	3.9%	5.9%
As a % of total revenue	0.5%	0.9%
Cost of product revenue remained consistent for the three month period ended March 31, 2019, as compared to the three month period ended March 31, 2018.

Amortization of intangible assets

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands, except percentage data)
Amortization of intangible assets	$3,294	$2,425	$869	35.8%
As a % of total revenue	4.0%	3.8%
Amortization of intangible assets increased for the three month period ended March 31, 2019, as compared to the three month period ended March 31, 2018, primarily due to an increase of $0.4 million and $0.3 million of developed technology amortization associated with the acquisitions of Webroot and Mozy, respectively.
Operating expenses
Research and development

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands, except percentage data)
Research and development	$15,807	$12,519	$3,288	26.3%
As a % of total revenue	19.5%	19.6%
Components of research and development:
Personnel-related costs	$11,390	$9,074	$2,316	25.5%
Outside services and consulting costs	2,053	1,286	767	59.6%
Hosting and other	2,364	2,159	205	9.5%
Total research and development:	$15,807	$12,519	$3,288	26.3%

Research and development expenses increased for the three month period ended March 31, 2019 as compared to the three month period ended March 31, 2018, primarily as a result of higher personnel-related costs associated with an increase in salaries and benefits of $1.6 million for acquired headcount from Mozy and Webroot and a decrease in capitalized costs related to internal-use software projects of $0.7 million. Additionally, outside services and consulting costs increased associated with the maintenance and integration of our solutions.
General and administrative

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands, except percentage data)
General and administrative	$20,989	$14,460	$6,529	45.2%
As a % of total revenue	25.8%	22.6%
Components of general and administrative:
Personnel-related costs	$7,507	$6,673	$834	12.5%
Professional fees	10,749	5,100	5,649	110.8%
Consulting, taxes and other	2,733	2,687	46	1.7%
Total general and administrative:	$20,989	$14,460	$6,529	45.2%
General and administrative expenses increased for the three month period ended March 31, 2019, as compared to the three month period ended March 31, 2018, primarily related to an increase in professional fees of $5.6 million related to the acquisition of Webroot and an increase in personnel-related costs of $0.8 million to support of our overall growth.

Sales and marketing

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands, except percentage data)
Sales and marketing	$21,765	$19,860	$1,905	9.6%
As a % of total revenue	26.8%	31.0%
Components of sales and marketing:
Personnel-related costs	$10,917	$9,502	$1,415	14.9%
Advertising costs	2,635	3,345	(710)	(21.2)%
Costs of credit card transactions and offering free trials	2,187	2,050	137	6.7%
Marketing programs, consulting and other	6,026	4,963	1,063	21.4%
Total sales and marketing:	$21,765	$19,860	$1,905	9.6%
Sales and marketing expenses increased for the three month period ended March 31, 2019, as compared to the three month period ended March 31, 2018 largely driven by an increase in personnel-related costs of $1.4 million associated with acquired headcount from Mozy and Webroot. There was also an increase in marketing programs, consulting and other of $1.1 million primarily related to marketing programs focused on growing our channel. These increases were offset by a decrease in brand spend of $0.7 million.
Amortization of intangible assets

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands, except percentage data)
Amortization of intangible assets	$4,300	$939	$3,361	357.9%
As a % of total revenue	5.3%	1.5%
Amortization of intangible assets increased for the three month period ended March 31, 2019, as compared to the three month period ended March 31, 2018, primarily due to an increase in customer relationship amortization associated with the acquisition of Mozy that occurred in March 2018.
Restructuring

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands, except percentage data)
Restructuring	$—	$862	$(862)	100.0%
As a % of total revenue	—%	1.3%

We did not record any restructuring charges for the three month period ended March 31, 2019. Restructuring expenses for the three month period ended March 31, 2018 of $0.9 million were related to the restructuring program initiated in October 2017 whereby we reduced our workforce in an effort to streamline operations and reduce operating costs.
Income (loss) from operations
Operating income (loss) for the three month period ended March 31, 2019 increased compared to the three month period ended March 31, 2018, primarily as a result of an increase in revenue, offset by increases in costs of revenue and operating expenses.

Non-operating (expense) income

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands, except percentage data)
Interest expense	$(4,011)	$(2,601)	$(1,410)	54.2%
As a % of total revenue	(4.9)%	(4.1)%
Interest income	$965	$244	$721	295.5%
As a % of total revenue	1.2%	0.5%
Other income (expense), net	$212	$12	$200	1,666.7%
As a % of total revenue	0.3%	—%
Interest expense increased for the three month period ended March 31, 2019, as compared to the three month period ended March 31, 2018, primarily due to interest expense associated with our new Term Loans of $0.5 million, and debt issuance costs written off as a result of the termination of the 2018 Revolver of $0.8 million.
Interest income increased for the three month period ended March 31, 2019, as compared to the three month period ended March 31, 2018, driven largely by higher average balances of our highly liquid investments.
Other income (expense), net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. Other income (expense), net increased for the three month period ended March 31, 2019 as compared to the three month period ended March 31, 2018, primarily due to exchange rate gains related to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions.
Benefit for income taxes

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands, except percentage data)
Benefit for income taxes	$(7,262)	$(17,215)	$9,953	(57.8)%
As a % of total revenue	(8.9)%	(26.9)%
Our income tax benefit for the three month period ended March 31, 2019 and 2018, is mainly composed of discrete tax benefits of $5.4 million and $17.6 million, respectively, related to the release of valuation allowance due to a net deferred tax liability recorded in the acquisitions of Webroot and Mozy, respectively, and is partially offset with foreign income tax expense. The U.S. net deferred tax liability recorded in the acquisitions of Webroot and Mozy primarily relates to non-tax deductible intangible assets recognized in the financial statements. The net deferred tax liability established represents a source of income and provides evidence of the realizability of previously unrecognized deferred tax assets in the U.S. Therefore, we have recorded discrete tax benefits for the release of U.S. valuation allowance related to the deferred tax liability recorded in purchase accounting. As of March 31, 2019, the U.S. no longer maintains a full valuation allowance as it is in a net deferred tax liability position with the addition of Webroot to the U.S. combined group. As of March 31, 2019, we maintained a valuation allowance of $3.6 million related specifically to deferred tax assets for state net operating losses in which the realizability remains uncertain.
Other Financial Data
In addition to our results discussed above determined under GAAP, we believe that annual retention rate, renewal rate, and adjusted EBITDA are useful to investors in evaluating our operating performance. See the Performance Highlights section above for the table presenting certain non-GAAP and other operational metric performance highlights for the three months ended March 31, 2019 and 2018. Management considers these financial and operating metrics critical to understanding our business, reviewing our historical performance, measuring and identifying current and future trends, and for planning purposes. Securities analysts also frequently use adjusted EBITDA as a supplemental measure to evaluate the overall performances of companies.
Adjusted EBITDA is a financial metric that is not calculated in accordance with GAAP. The table below provides a reconciliation of adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
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
Management uses adjusted EBITDA as a measure of our operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to determine capital requirements; to facilitate a comparison of our results with those of other companies; and in communications with our Board of Directors concerning our financial performance. We also use adjusted EBITDA as a factor when determining management’s incentive compensation. Management believes that the use of adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use a similar non-GAAP financial measure to supplement their GAAP results.
Although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, this metric has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	adjusted EBITDA does not reflect the significant interest expense or cash requirements necessary to service interest or principal payments on our debt;

•	adjusted EBITDA does not reflect income tax expense (benefit) or the cash requirement to pay taxes;

•
adjusted EBITDA excludes depreciation and amortization and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in adjusted EBITDA;

•	adjusted EBITDA does not reflect the non-cash components of employee compensation;

•	adjusted EBITDA does not reflect the impact of acquisition, litigation or restructuring costs;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and,

•	other companies in our industry may calculate adjusted EBITDA or similarly titled measures differently than we do, limiting their usefulness as comparative measures.
The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income	$2,003	$11,944
Adjustments:
Interest expense, net	3,046	2,357
Income tax benefit	(7,262)	(17,215)
Depreciation and amortization	11,149	6,077
EBITDA	8,936	3,163

Adjustments to EBITDA:
Fair value adjustment of acquired deferred revenue	1,753	882
Stock-based compensation expense	4,205	3,737
Litigation-related expense	98	17
Restructuring-related expense	—	862
Acquisition-related expense	9,863	3,620
Adjusted EBITDA	$24,855	$12,281
Liquidity and Capital Resources
As of March 31, 2019, we had cash and cash equivalents of $252.6 million, of which $216.3 million was held in the United States and $36.3 million was held by our international subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay non-U.S. withholding taxes upon repatriation in certain non-U.S. jurisdictions. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings to fund our foreign subsidiaries. Determination of the unrecognized deferred tax liability on unremitted earnings is not practical due to uncertainty regarding the remittance structure, the mix of earnings and earnings for profit pools in the year of remittance, and overall complexity of the calculation.
Sources of funds
We believe, based on our current operating plan, that our existing cash and cash equivalents and cash provided by operations and access to the revolving credit facility we entered into in March 2019 will be sufficient to meet our anticipated cash needs for the foreseeable future.
In connection with the acquisition of Webroot we entered into a credit agreement with Barclays Bank PLC as administrative agent and certain other lenders, for a seven-year $550.0 million senior secured term loan facility and a five-year secured revolving credit facility of $130.0 million, including a $15.0 million sub-limit for letters of credit and a $15.0 million sub-limit for swingline loans. Upon execution of the Credit Agreement, we terminated our previously executed revolving credit facility entered into on March 19, 2018.
On July 23, 2018, we issued and sold 4,765,157 shares of common stock in a public offering. An additional 819,485 shares were issued and sold pursuant to the underwriters' 30-day option on August 16, 2018. Proceeds of $199.3 million were recognized, net of underwriting discounts, commissions and offering expenses paid.
On April 4, 2017, we issued, in a private offering, $143.8 million aggregate principal amount of Convertible Notes. The Convertible Notes accrue interest at 2.50% per year, payable semiannually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2022, unless earlier repurchased, redeemed or converted. At March 31, 2019, the Convertible Notes are not convertible.
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

Cash flows
The following table summarizes our net cash inflows (outflows) for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$18,744	$3,291
Net cash used in investing activities	$(492,347)	$(150,214)
Net cash provided by financing activities	$531,269	$89,160
Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net income, growth in sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.
In the three months ended March 31, 2019, cash provided by operating activities was $18.7 million, which was driven by our net income of $2.0 million, an increase in deferred revenue of $5.7 million and a net adjustment for non-cash charges of $11.6 million, primarily comprised of $11.1 million of depreciation and amortization, $4.2 million of stock-based compensation expense, $1.7 million of non-cash interest expense related to the amortization of debt discount, $0.6 million in amortization of deferred costs, and amortization of right-of-use assets of $1.3 million, partially offset by a $7.3 million benefit for deferred income taxes. There were further cash inflows from a $0.7 million change in working capital offset by a $1.3 million decrease in other assets and liabilities.
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
Investing activities
In the three months ended March 31, 2019, cash used in investing activities was $492.3 million, which was primarily driven by our payment of $489.6 million, net of cash acquired, in connection with the acquisition of Webroot, capital expenditures of $2.8 million, partially offset by proceeds from the sale of property and equipment and businesses of $0.1 million.
In the three months ended March 31, 2018, cash used in investing activities was $150.2 million, which was primarily driven by our payment of $144.6 million in connection with the acquisition of Mozy, capital expenditures of $3.2 million, a purchase of derivatives of $1.4 million, purchase of intangibles of $1.3 million, partially offset by proceeds from the sale of businesses of $0.3 million.
Financing activities
In the three months ended March 31, 2019, cash provided by financing activities was $531.3 million, which was primarily driven by proceeds from long-term borrowings under our Term Loans of $531.9 million and proceeds from the exercise of stock options of $0.1 million, partially offset by $0.7 million in payments of withholding taxes in connection with restricted stock activity.
In the three months ended March 31, 2018, cash provided by financing activities was $89.2 million, which was primarily driven by $89.0 million proceeds from long-term borrowings, net of debt issuance costs and $0.7 million proceeds from the exercise of stock options, partially offset by $0.5 million payments of withholding taxes in connection with restricted stock activity.
Off-balance sheet arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements.
Contractual commitments and obligations
The disclosure of our contractual commitments and obligations was reported in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019. There have been no material changes from the contractual commitments and obligations previously disclosed other than the changes described in Note 12 - Leases, Note 13 - Commitments and Contingencies and Note 15 - Borrowing and Credit Agreements in this Quarterly Report on Form 10-Q.
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
We consider the assumptions and estimates associated with revenue recognition, business combinations, goodwill and acquired intangible assets, income taxes and stock-based compensation to be our critical accounting policies and estimates. For further information on our critical and other significant accounting policies, see the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as filed on February 28, 2019 with the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019. Our exposure to market risks has not changed materially from that set forth in our Annual Report, aside from interest rate risk as discussed below.
Interest Rate Risk
Our exposure to market associated with changes in interest rates relates primarily to the Term Loans provided by the Credit Agreement entered into on March 26, 2019. The interest rate on the Term Loans is variable and subject to interest rate risk based on the LIBOR rate. At March 31, 2019 , we had borrowings under the Term Loans of $550.0 million, and the rate inclusive of applicable margins, was 6.306%. A hypothetical 100 basis point change in interest rates could result in an approximately $1.4 million adverse change to interest expense on a quarterly basis based on the borrowings outstanding and the interest rate at March 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2019, we implemented the updated guidance on lease accounting. In connection with the adoption of this standard, we implemented changes to our disclosure controls, procedures related to lease accounting as well as the associated control activities within.
Other than the updates described above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
See Note 13 – Commitments and Contingencies to our condensed consolidated financial statements included in this Quarterly Report for information concerning litigation. In addition to the Realtime Data lawsuit, from time to time, we have been and may become involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we are not presently involved in any legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A.	RISK FACTORS
The Company's operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, liquidity and results of operations. Except for the risk factors set forth below, there have been no material changes to the risks and uncertainties previously presented in "Item 1A. Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019.
Risks Related to the Credit Facility
Our business has substantial indebtedness.
We currently have, and will likely continue to have, a substantial amount of indebtedness, which may negatively impact our business in the future. As of March 31, 2019, we had total debt outstanding of $693.8 million, which included $143.8 million under our Convertible Notes and $550 million under our Term Loans. In addition, we have $130.0 million of unutilized capacity under our 2019 Revolver. The 2019 Revolver and Term Loans mature on March 26, 2024 and March 26, 2026, respectively unless the Convertible Notes have not been repurchased (and cancelled), redeemed, defeased, repaid, satisfied and discharged or refinanced, the maturity date of the Convertible Notes has not been extended beyond June 26, 2024, and our liquidity is not in excess of the amount required to repay the Convertible Notes at such time plus $20 million. In which case both the 2019 Revolver and Term Loans mature 91 days prior to the maturity of our outstanding Convertible Notes.
Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, research and development or other general corporate purposes;

•
limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities, thereby placing us at a competitive disadvantage if our competitors are not as highly leveraged;

•	expose us to interest rate increases, particularly as interest under the Credit Agreement is at a floating rate;

•	increase our vulnerability to general adverse economic and market conditions; and

•
require us to dedicate a substantial portion of our cash flows from operations to debt service payments or payments on our indebtedness if we do not maintain specified financial ratios or are not able to refinance our indebtedness as it comes due, thereby reducing the availability of our cash flows for other purposes.

We may incur additional indebtedness in the future. Although the Credit Agreement restricts our ability to incur additional indebtedness, the restrictions are subject to a number of significant exceptions and the additional indebtedness that we may incur while remaining in compliance with these restrictions could be substantial.
We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions, which may not be successful, to satisfy our obligations.
We expect to obtain the money to pay our expenses and principal and interest on our indebtedness from cash flow from our operations and potentially from future debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital-raising activities, which will be affected by financial, business and other factors, many of which are beyond our control.

If our cash flow and capital resources prove inadequate for the payment of principal and interest on our debt and our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, to reduce or delay investments and capital expenditures, and to forgo attractive business opportunities. Our ability to dispose of assets and use the proceeds from those dispositions is restricted by the agreements governing our indebtedness, and we may not be able to consummate those dispositions or obtain proceeds in an amount sufficient to meet our debt obligations when due.
We could also be forced to seek additional debt or equity capital. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We may not be able to effect any such alternative measures on commercially reasonable terms or at all.
If we cannot make scheduled payments on our debt, we will be in default, and lenders under the Credit Agreement could declare all outstanding principal to be immediately due and payable, terminate their commitments to advance further loans and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.
The agreements governing our indebtedness subject us to various restrictions that may limit our ability to pursue business opportunities.
The Credit Agreement subjects us to various restrictions on our ability to engage in certain activities, including, among other things, our ability to:

•	acquire other businesses or make investments;

•	raise additional capital;

•	incur additional debt or create liens on our assets;

•	pay dividends or make distributions on our stock;

•	repurchase or redeem our stock;

•	dispose of assets; and

•	consolidate, merge or sell all or substantially all of our assets.
These restrictions may limit or restrict our cash flow and adversely affect our ability to finance our operations, make needed capital expenditures, make strategic acquisitions, enter into joint ventures, withstand a future downturn in our business, the industry or the economy in general, pursue business opportunities that we would otherwise consider to be in our best interests, and react to market conditions or otherwise execute our business strategies.
Our secured credit facility contains certain financial and other restrictive covenants that we may not satisfy, and that, if not satisfied, could result in the acceleration of the amounts due under our secured credit facility.
The Credit Agreement subjects us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to a consolidated total secured debt to consolidated EBITDA ratio (solely with respect to the revolving credit facility) and covenants requiring the mandatory prepayment of amounts outstanding under the Term Loans under specified circumstances, including (i) 100% of the net cash proceeds from certain dispositions to the extent not reinvested in our business within a stated period and (ii) 50% of excess cash flow for any fiscal year in which excess cash flow exceeds $10,000,000, subject to adjustment for reductions in the consolidated total secured debt to consolidated EBITDA ratio.
Beginning June 30, 2019 and during any period when the revolving credit facility is more than 30% drawn, the consolidated total secured debt to consolidated EBITDA ratio may not be greater than 4.50:1:00 initially, declining to 4.00:1.00 on March 26, 2021.
If we violate any of these covenants, we may suffer a material adverse effect. Most notably, if an event of default occurs that is not cured our waived, our outstanding debt under the Credit Agreement could become immediately due and payable, our lenders could proceed against the collateral securing such indebtedness, which collateral consists of substantially all the assets of the Company and its domestic subsidiaries, and our ability to borrow additional funds in the future could be limited. Alternatively, we could be forced to refinance or renegotiate the Credit Agreement, including interest rates, financial and restrictive covenants and security requirements, on terms that may be significantly less favorable to us.
A default under agreements governing our indebtedness could result in a default and acceleration of indebtedness under other agreements.

The Credit Agreement contains a cross-default provision whereby a payment default in excess of $30,000,000 with respect to indebtedness or any other event of default under an agreement governing such indebtedness could result in a default and acceleration of our repayment obligations under the Credit Agreement. Similarly, the indenture governing the Convertible Notes contains a cross-default provision whereby a non-payment default that results in acceleration or a payment default under an agreement governing indebtedness in excess of $10,000,000 could result in a default and acceleration of the Convertible Notes. If a cross-default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be available on acceptable terms. If some or all of our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected and we may not have sufficient cash resources to pay all of such indebtedness when it becomes due as a result of a default.
We may not be able to satisfy our debt obligations upon a change of control, which could limit our opportunity to enter into a future transaction.
If we undergo a change of control, as provided in the Credit Agreement, we may be required to repay indebtedness outstanding thereunder. We may not have sufficient financial resources to satisfy these obligations. Our failure to satisfy our repayment obligations could have material adverse consequences for us and our shareholders.
Risks Related to Our Business and Our Industry
Security breaches of our customers, whether or not related to our solutions, could result in the loss of customers and generate negative publicity.
The success of our solutions depends on their ability to identify and prevent cyber-threats across a range of devices. Our solutions may fail to identify or prevent cyber-threats that pose material risks to our customers and even if our solutions work properly, customers may fail to detect or respond to significant cyber-threats. A high-impact or high-profile breach at a customer where our platform is deployed and operational could substantially damage the market perception of the effectiveness of our solutions, our reputation and our business prospects, regardless of whether such breach was the result of any failure of our solutions. Moreover, if such a breach were found to have actually resulted from the failure of our solutions, our business could be materially and adversely affected.
False detection of viruses or other security or privacy threats by our solutions could adversely affect our business.
Some of our solutions identify threats by “behavioral monitoring,” which is a methodology that seeks to identify threats by their behavior rather than scanning for malicious code. There are inherent inaccuracies in the detection of threats based on behavioral monitoring and as a result, our anti-virus and other Internet security services may falsely indicate the presence of viruses and other threats that do not actually exist even when these programs are working correctly. These “false positives” may impair the perceived reliability of our services and may therefore harm our market reputation. If our system restricts important files, applications or tracking advertising networks or websites based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect customers’ systems and cause material system failures. Any such false identification of important files, applications or tracking advertising networks or websites could result in negative publicity, loss of customers and sales, increased costs to remediate and costly litigation.
If the general level of advanced cyber-attacks declines, or is perceived by our current or potential customers to have declined, our business could be harmed.
Our business is substantially dependent on customers recognizing that advanced cyber-attacks are pervasive and are not effectively prevented by legacy security solutions. High-visibility cyber-attacks have increased market awareness of the problem of advanced cyber-attacks and help to provide an impetus for purchasing solutions such as ours. If advanced cyber-attacks were to decline, or the perception of such attacks occurring declines, our ability to attract new customers and expand our offerings within existing customers could be materially and adversely affected. A reduction in the threat landscape could increase our sales cycles and harm our business, results of operations and financial condition.
Changes in features and functionality by operating system providers could cause us to make short-term changes in engineering focus or product development or otherwise impair our product development efforts or strategy, increase our costs, and harm our business.
Our solutions depend on interoperability with operating systems, such as those provided by Apple, Google and Microsoft, as well as PC and mobile device manufacturers. In particular, mobile operating systems are released more frequently than legacy PC operating systems. We typically have limited advance notice of changes in features and functionality of operating systems and devices; we may be forced to divert resources from our preexisting product roadmap in order to accommodate these changes. As a result of this limited advance notice, we also have a short time to implement and test changes to our solutions to accommodate these new features, which increases the risk of defects. In addition, if we fail to enable consumers and IT departments to support operating system upgrades upon release, our business and reputation could suffer. This could disrupt our product roadmap and cause us to delay introduction of planned solutions, features and functionality, which could harm our business.
The inclusion of, or the announcement of an intent to include, functionality perceived to be similar or superior to that offered by our cybersecurity and threat intelligence solutions in PC and mobile operating systems may have an adverse effect on our ability to market and sell our solutions. Even if the functionality offered by PC and mobile operating system providers is more limited than our solutions, a significant number of potential customers may elect to accept such limited functionality in lieu of purchasing our solutions. Furthermore, some of the features and functionality in our solutions require interoperability with operating system APIs, and if operating system providers decide to restrict our access to their APIs, that functionality would be lost and our business could be impaired.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Sale of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities
During the three months ended March 31, 2019, 29,499 shares of our common stock were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units. We did not repurchase any shares of our common stock pursuant to our previously-announced program. The following table is a summary of the Company's withholding of our common stock upon the vesting of restricted stock units in the first quarter of 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	4,555	$28.13	—	$28,498,742
February 1, 2019 - February 28, 2019	18,546	$25.53	—	$28,498,742
March 1, 2019 - March 31, 2019	6,398	$23.81	—	$28,498,742
	29,499		—

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

CARBONITE, INC.

Dated:	May 10, 2019	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer

Dated:	May 10, 2019	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Accounting Officer