Form 10-Q
period 2019-06-30
Carbonite Inc
filed 2019-08-06
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of July 31, 2019, there were 34,689,712 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Carbonite, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	December 31, 2018
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$83,378	$198,087
Trade accounts receivable, less allowances for doubtful accounts of $1,389 and $892	47,110	31,569
Prepaid expenses and other current assets	22,573	10,409
Total current assets	153,061	240,065
Property and equipment, net	45,961	34,101
Right-of-use lease assets	48,299	—
Other assets	24,176	13,876
Acquired intangible assets, net	417,827	117,963
Goodwill	543,524	155,086
Total assets	$1,232,848	$561,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,787	$2,114
Accrued compensation	20,919	11,620
Accrued expenses and other current liabilities	29,947	15,844
Current portion of deferred revenue	180,053	121,553
Total current liabilities	238,706	151,131
Long-term debt	598,301	118,305
Long-term lease liabilities	46,750	—
Deferred revenue, net of current portion	43,727	29,151
Long-term deferred tax liabilities	43,052	1,456
Other long-term liabilities	3,140	3,838
Total liabilities	973,676	303,881
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 37,360,504 shares issued and 34,679,755 shares outstanding at June 30, 2019; 36,641,317 shares issued and 33,923,135 shares outstanding at December 31, 2018	374	366
Additional paid-in capital	461,633	451,618
Treasury stock, at cost (2,680,749 and 2,718,182 shares as of June 30, 2019 and December 31, 2018, respectively)	(47,850)	(48,522)
Accumulated other comprehensive income	2,188	1,650
Accumulated deficit	(157,173)	(147,902)
Total stockholders’ equity	259,172	257,210
Total liabilities and stockholders’ equity	$1,232,848	$561,091
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share and per share amounts)
Revenue:
Services	$114,431	$68,814	$185,934	$123,388
Product	7,079	8,920	16,791	18,372
Total revenue	121,510	77,734	202,725	141,760
Cost of revenue:
Services	23,956	18,358	41,058	33,688
Product	440	374	823	931
Amortization of intangible assets	9,081	4,325	12,375	6,750
Total cost of revenue	33,477	23,057	54,256	41,369
Gross profit	88,033	54,677	148,469	100,391
Operating expenses:
Research and development	27,879	15,719	43,686	28,238
General and administrative	17,567	13,460	38,556	27,920
Sales and marketing	36,945	22,086	58,710	41,946
Amortization of intangible assets	9,765	3,652	14,065	4,591
Restructuring charges	702	41	702	903
Total operating expenses	92,858	54,958	155,719	103,598
Loss from operations	(4,825)	(281)	(7,250)	(3,207)
Interest expense	(11,844)	(3,420)	(15,855)	(6,021)
Interest income	418	169	1,383	413
Other income (expense), net	175	183	387	195
Loss before income taxes	(16,076)	(3,349)	(21,335)	(8,620)
(Benefit) provision for income taxes	(4,802)	2,338	(12,064)	(14,877)
Net (loss) income	$(11,274)	$(5,687)	$(9,271)	$6,257
Net (loss) income per common share:
Basic	$(0.33)	$(0.20)	$(0.27)	$0.22
Diluted	$(0.33)	$(0.20)	$(0.27)	$0.20
Weighted-average number of common shares outstanding:
Basic	34,459,359	28,628,173	34,312,971	28,485,695
Diluted	34,459,359	28,628,173	34,312,971	30,885,633
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net (loss) income	$(11,274)	$(5,687)	$(9,271)	$6,257
Other comprehensive income:
Foreign currency translation adjustments	173	1,149	538	510
Total other comprehensive income	173	1,149	538	510
Total comprehensive (loss) income	$(11,101)	$(4,538)	$(8,733)	$6,767
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
in thousands, except share data	Number of Shares	Amount
Balance as of December 31, 2018	36,641,317	$366	$451,618	$(147,902)	$(48,522)	$1,650	$257,210
Stock options exercised and vesting of restricted stock units	532,141	6	130				136
Stock-based compensation expense			4,223				4,223
Payments of withholding taxes in connection with restricted stock unit vesting					(754)		(754)
Other comprehensive income						365	365
Net income				2,003			2,003
Balance as of March 31, 2019	37,173,458	372	455,971	(145,899)	(49,276)	2,015	263,183
Stock options exercised and vesting of restricted stock units	187,046	2	133				135
Stock-based compensation expense			5,524				5,524
Issuance of treasury stock in connection with employee stock purchase plan			5		1,577		1,582
Payments of withholding taxes in connection with restricted stock unit vesting					(151)		(151)
Other comprehensive income						173	173
Net loss				(11,274)			(11,274)
Balance as of June 30, 2019	37,360,504	$374	$461,633	$(157,173)	$(47,850)	$2,188	$259,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
in thousands, except share data	Number of Shares	Amount
Balance as of December 31, 2017	30,130,856	$301	$233,343	$(169,344)	$(26,616)	$581	$38,265
Stock options exercised and vesting of restricted stock units	408,764	4	722				726
Stock-based compensation expense			3,818				3,818
Payments of withholding taxes in connection with restricted stock unit vesting					(550)		(550)
Adjustment resulting from the adoption of Topic 606				13,880			13,880
Other comprehensive loss						(639)	(639)
Net income				11,944			11,944
Balance as of March 31, 2018	30,539,620	305	237,883	(143,520)	(27,166)	(58)	67,444
Stock options exercised and vesting of restricted stock units	230,794	3	213				216
Stock-based compensation expense			4,699				4,699
Issuance of treasury stock in connection with employee stock purchase plan			282		933		1,215
Payments of withholding taxes in connection with restricted stock unit vesting					(634)		(634)
Other comprehensive income						1,149	1,149
Net loss				(5,687)			(5,687)
Balance as of June 30, 2018	30,770,414	$308	$243,077	$(149,207)	$(26,867)	$1,091	$68,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Operating activities
Net (loss) income	$(9,271)	$6,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,214	17,763
Amortization of right-of-use assets	3,556	—
Amortization of deferred costs	1,413	931
Gain on disposal of equipment	(17)	(141)
Impairment of capitalized software	—	653
Stock-based compensation expense	9,717	8,478
Benefit for deferred income taxes	(12,241)	(16,317)
Non-cash interest expense related to amortization of debt discount	3,955	3,101
Other non-cash items, net	(262)	64
Changes in assets and liabilities:
Accounts receivable	3,401	(6,437)
Prepaid expenses and other current assets	(394)	(1,541)
Other assets	(1,512)	(3,771)
Accounts payable	4,553	(3,895)
Accrued expenses and other current liabilities	(6,254)	2,549
Other long-term liabilities	(6,858)	53
Deferred revenue	15,020	9,099
Net cash provided by operating activities	39,020	16,846
Investing activities
Purchases of property and equipment	(6,023)	(7,795)
Proceeds from sale of property and equipment and businesses	77	534
Proceeds from maturities of derivatives	1,340	1,680
Purchases of derivatives	(6)	(1,403)
Payment for intangibles	—	(1,250)
Payment for acquisition, net of cash acquired	(622,009)	(144,597)
Net cash used in investing activities	(626,621)	(152,831)
Financing activities
Proceeds from exercise of stock options	263	942
Proceeds from issuance of treasury stock under employee stock purchase plan	1,582	1,215
Payments of withholding taxes in connection with restricted stock unit vesting	(905)	(1,184)
Proceeds from long-term borrowings, net of debt issuance costs	529,483	88,068
Payments on long-term borrowings	(55,000)	(10,000)
Net cash provided by financing activities	475,423	79,041
Effect of currency exchange rate changes on cash	(92)	(305)
Net decrease in cash, cash equivalents and restricted cash	(112,270)	(57,249)
Cash, cash equivalents and restricted cash, beginning of period	198,087	128,231
Cash, cash equivalents and restricted cash, end of period	$85,817	$70,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$591	$524
Cash paid for interest	$10,501	$2,614
Supplemental disclosure of non-cash investing and financing activities:
Capitalization of stock-based compensation	$29	$39
Acquisition of property and equipment included in accounts payable and accrued expenses	$1,150	$(5)
Accrued payment for intangibles	$—	$4,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Nature of Business
Carbonite, Inc. ("we" or the “Company”) provides a robust data protection platform for businesses, including backup, disaster recovery, high availability and workload migration technology. The Carbonite data protection platform supports businesses on a global scale with secure cloud infrastructure. The Company was incorporated in the State of Delaware on February 10, 2005.
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
Restricted Cash
Restricted cash is defined as cash and cash equivalents subject to contractual restrictions and not readily available for use. As of June 30, 2019, the Company's restricted cash balance related to deposits maintained for a lease of office space and corporate credit card accounts. As of December 31, 2018, the Company did not have a restricted cash balance.
The following tables summarizes the Company's cash, cash equivalents and restricted cash for the period presented:

June 30, 2019
Cash and cash equivalents	$83,378
Restricted cash, included in other assets	2,439
Total cash, cash equivalents and restricted cash	$85,817

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
Disaggregation of Revenue
The following tables depict disaggregated revenue for the three and six months ended June 30, 2019 and 2018, by type, customer type, sales channel, timing of revenue recognition, and geography (in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Products	Services	Total	Products	Services	Total
Customer type
Consumer	$—	$51,658	$51,658	$(6)	$23,997	$23,991
Business	7,079	62,773	69,852	8,926	44,817	53,743
Total	$7,079	$114,431	$121,510	$8,920	$68,814	$77,734

Sales channel
Direct	$937	$60,393	$61,330	$1,038	$45,995	$47,033
Indirect	6,142	54,038	60,180	7,882	22,819	30,701
Total	$7,079	$114,431	$121,510	$8,920	$68,814	$77,734

Timing of revenue recognition
Transferred at a point in time	$7,079	$—	$7,079	$8,920	$—	$8,920
Transferred over time	—	114,431	114,431	—	68,814	68,814
Total	$7,079	$114,431	$121,510	$8,920	$68,814	$77,734

Geography
United States	$2,999	$98,833	$101,832	$3,644	$61,013	$64,657
Other	4,080	15,598	19,678	5,276	7,801	13,077
Total	$7,079	$114,431	$121,510	$8,920	$68,814	$77,734

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Products	Services	Total	Products	Services	Total
Customer type
Consumer	$—	$78,990	$78,990	$—	$44,940	$44,940
Business	16,791	106,944	123,735	18,372	78,448	96,820
Total	$16,791	$185,934	$202,725	$18,372	$123,388	$141,760

Sales channel
Direct	$2,903	$108,986	$111,889	$2,081	$83,876	$85,957
Indirect	13,888	76,948	90,836	16,291	39,512	55,803
Total	$16,791	$185,934	$202,725	$18,372	$123,388	$141,760

Timing of revenue recognition
Transferred at a point in time	$16,791	$—	$16,791	$18,372	$—	$18,372
Transferred over time	—	185,934	185,934	—	123,388	123,388
Total	$16,791	$185,934	$202,725	$18,372	$123,388	$141,760

Geography
United States	$6,080	$162,579	$168,659	$8,294	$110,010	$118,304
Other	10,711	23,355	34,066	10,078	13,378	23,456
Total	$16,791	$185,934	$202,725	$18,372	$123,388	$141,760

Contract Assets and Liabilities
Contract assets are rights to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable once the rights become unconditional. As of June 30, 2019 and December 31, 2018, the Company did not have contract assets.
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
Changes in contract liabilities for the six months ended June 30, 2019 are as follows (in thousands):

	Deferred Revenue (Current)	Deferred Revenue (Noncurrent)
Balance as of December 31, 2018	$121,553	$29,151
Increase, net	58,500	14,576
Balance as of June 30, 2019	$180,053	$43,727

For the three and six months ended June 30, 2019, revenue recognized related to deferred revenue at December 31, 2018 was approximately $38.6 million and $87.3 million, respectively. In addition, for the three and six months ended June 30, 2019, the Company recognized $27.3 million and $29.3 million of revenue from deferred revenue related to the acquisition of Webroot, respectively.
On June 30, 2019, the Company had $274.0 million of remaining performance obligations. This amount does not include any variable consideration for sales or usage-based royalties. The Company expects to recognize 56.0% of its remaining performance obligations as revenue during the year ended December 31, 2019, an additional 34.0% during the year ended December 31, 2020 and the remaining balance thereafter.
Accounts Receivable, Net
Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $9.6 million and $3.9 million are included in this balance at June 30, 2019 and December 31, 2018, respectively. The payment of consideration related to these unbilled receivables is conditioned only on the passage of time.

4. Net (Loss) Income Per Share
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is calculated by dividing net (loss) income by the sum of the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method. For the periods in which the Company incurs a net loss, the effect of the Company's outstanding common stock equivalents is not included in the calculation of diluted net loss per share as they would be anti-dilutive.
The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(11,274)	$(5,687)	$(9,271)	$6,257
Denominator:
Weighted average common shares outstanding, basic	34,459	28,628	34,313	28,486
Effect of potential dilutive common shares	—	—	—	2,400
Weighted average shares outstanding, diluted	34,459	28,628	34,313	30,886
Basic net (loss) income per share	$(0.33)	$(0.20)	$(0.27)	$0.22
Diluted net (loss) income per share	$(0.33)	$(0.20)	$(0.27)	$0.20

The Company has the ability and intent to settle the principal of the convertible senior notes (the "Convertible Notes"), issued in April 2017, in cash. As the Company's common stock price exceeded the $25.84 conversion price during the six months ended June 30, 2018, the Company has included the dilutive effect of shares in excess of the principal amount in the calculation of diluted net income per share as of June 30, 2018, using the treasury stock method. Since the Company incurred a net loss during the three months ended June 30, 2018, the dilutive effect of shares in excess of the principal amount have been excluded in the calculation as they are anti-dilutive. The Company's stock price did not exceed the conversion price during the three and six months ended June 30, 2019, therefore the impact of the Convertible Notes was excluded from the calculation of diluted net income per share.
The following options to purchase common shares, restricted stock units/awards and shares of common stock purchasable under the Company’s 2017 Employee Stock Purchase Plan (“2017 ESPP”) have been excluded from the computation of diluted net (loss) income per share because they had an anti-dilutive impact, or because they related to share-based awards that were contingently issuable, for which the applicable vesting conditions had not been satisfied (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common shares[1]	1,017	1,053	1,017	—
Restricted stock units/awards	2,664	1,902	2,664	93
Total	3,681	2,955	3,681	93

(1) This balance includes shares purchasable under the Company's 2017 ESPP which were determined to be anti-dilutive.

5. Fair Value of Financial Instruments
Derivative Instruments
Non-designated Foreign Currency Contracts
The Company uses foreign currency forward contracts as part of its strategy to manage exposure related to Euro denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments. Accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in the condensed consolidated balance sheets, with changes in the fair value recorded in earnings as other income (expense), net in the condensed consolidated statements of operations. Cash flows from the settlement of these non-designated foreign currency contracts are reported in cash flows from investing activities. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At June 30, 2019 and December 31, 2018, the Company had outstanding contracts with a total notional value of $44.2 million and $43.8 million, respectively.

The following table provides a quantitative summary of the fair value of derivative instruments not designated as hedging instruments as of June 30, 2019 and December 31, 2018 (in thousands):

		Fair Value
Description	Balance Sheet Classification	June 30, 2019	December 31, 2018
Derivative liabilities:
Non-designated hedging instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$740	$195
Total derivative liabilities		$740	$195

The following table summarizes the (losses) gains related to derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2019 and 2018 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Description	Location in Statement of Operations	2019	2018	2019	2018
Foreign currency contracts	Other income (expense), net	$(338)	$2,580	$787	$1,509

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
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$41,925	$—	$—	$41,925	$156,200	$—	$—	$156,200
Total	$41,925	$—	$—	$41,925	$156,200	$—	$—	$156,200
Liabilities:
Foreign currency exchange contracts	—	740	—	$740	—	195	—	$195
Total	$—	$740	$—	$740	$—	$195	$—	$195

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
The principal amount, carrying value (the carrying value of the Convertible Notes excludes the equity component) and related estimated fair value of the Company's Convertible Notes and Term Loans reported in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019			December 31, 2018
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Convertible notes	$143,750	$121,766	$174,297	$143,750	$118,305	$168,287
Term loans	$495,000	$476,535	$495,000	$—	$—	$—

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses are carried at cost, which approximates fair value.
Non-Recurring Fair Value Measures
Certain non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value on a non-recurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. Such fair value measures are considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. During the six months ended June 30, 2018, the Company recorded an impairment charge of $0.7 million related to internally developed software costs which were no longer recoverable as the project was discontinued. The Company recorded the impairment charge in the cost of revenue, research and development, sales and marketing, and general and administrative captions in the condensed consolidated statements of operations. There were no impairment charges during the six months ended June 30, 2019.
6. Acquisitions
Acquisition-Related Expenses
In the three months ended June 30, 2019 and 2018, acquisition-related expenses were $0.4 million and $2.2 million, respectively. In the six months ended June 30, 2019 and 2018, acquisition-related expenses were $9.9 million and $5.5 million, respectively. Acquisition-related expenses have been included primarily in general and administrative expenses in the condensed consolidated statements of operations. The Company's current year acquisition costs relate to the acquisition of Webroot and the prior year acquisition costs relate to the acquisition of Mozy.
2019 Acquisition
On February 7, 2019, the Company entered into an agreement and plan of merger (the "Agreement") to acquire Webroot. Pursuant to the Agreement, on March 26, 2019, the Company completed the acquisition of all of the issued and outstanding capital stock of Webroot, a next-generation online and cloud-based security and threat intelligence provider for consumers and businesses, for a purchase price of $621.7 million in cash, net of cash acquired and working capital adjustments. The purchase price was funded with cash on hand and funds secured under a new credit facility (refer to Note 15 - Borrowings and Credit Arrangements). The acquisition of Webroot has been accounted for as a business combination and the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.
The purchase price allocation is considered preliminary, and additional adjustments may be recorded during the measurement period in accordance with FASB’s guidance regarding business combinations. The purchase price allocation will be finalized as the Company receives additional information relevant to the acquisition, including the final valuation and reconciliation of the assets purchased, including tangible and intangible assets, liabilities assumed, and the related impact to the deferred tax assets and liabilities. During the second quarter of 2019, the Company recorded measurement period adjustments in its condensed consolidated balance sheet associated with receiving additional information regarding the opening balance sheet as of March 26, 2019, the date of acquisition. The measurement period adjustments resulted in an increase in goodwill of $2.1 million with the offset to various assets and liabilities, including an increase in intangible assets of $6.1 million.
The following tables summarize the preliminary purchase price allocation, which reflects the measurement period adjustments recorded in the second quarter of 2019 (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$622,009
Working capital receivable	(306)
Fair value of total acquisition consideration	$621,703

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$18,951
Prepaid and other current assets	12,137
Property and equipment	11,949
Right-of-use lease assets	27,892
Other assets	4,998
Intangible assets	326,252
Goodwill	388,509
Total assets acquired	790,688
Accounts payable	(3,786)
Accrued liabilities	(21,952)
Deferred revenues	(58,108)
Long-term lease liabilities	(28,304)
Deferred tax liability	(53,844)
Other long-term liabilities	(2,991)
Net assets acquired	$621,703

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
In connection with the acquisition of Webroot, goodwill of $388.5 million was recognized for the excess purchase price over the fair value of the net assets acquired. The Company believes the goodwill related to the acquisition will enable the Company to leverage its technology in the broader market, as well as offering cross-selling market exposure opportunities. Goodwill from the acquisition of Webroot is included within the Company’s one reporting unit and will be included in the annual review for impairment. Goodwill is not deductible for tax purposes as this acquisition was a stock purchase.
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

The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired and risk-adjusted discount rates used in the valuation:

	Amount (in thousands)	Weighted Average Useful Life (in years)	Risk-Adjusted Discount Rates used in Valuation[1]
Developed technology	$128,000	6.8	14.0%
Customer relationships	176,100	10.7	15.0% - 17.5%
Trade names	18,400	4.0	14.0%
Internal-use technology	3,752	2.0	17.5%
Total identifiable intangible assets	$326,252

(1) Note that acquired internal-use technology was valued using the replacement cost approach which uses an estimated market return rate as opposed to a risk-adjusted discount rate.

For the three and six months ended June 30, 2019, the operating results of Webroot, which are included in the Company's condensed consolidated statements of operations since the date of acquisition, are comprised of $46.6 million and $49.3 million of revenue and $43.5 million and $46.6 million of expenses, excluding amortization expense, respectively.
Pro Forma Financial Information
The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Webroot for the six month periods ended June 30, 2019 and 2018 and the three month period ended June 30, 2018 as if the acquisition of Webroot had been completed on January 1, 2018. There was no pro forma impact during the three months ended June 30, 2019. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustment for deferred revenue, additional annual interest expense resulting from interest on the Company's new credit facility (as further described in Note 15 - Borrowings and Credit Arrangements) to finance the acquisition of Webroot, reversal of depreciation expense resulting from the application of fair value measurement to acquired property and equipment, reversal of interest income earned from cash on hand used to fund the acquisition, adjustments for share-based compensation, adjustments for contract costs in connection with the adoption of Topic 606, and adjustments relating to the tax effect of combining the Carbonite and Webroot businesses.
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2019	2018
Pro forma revenue	$123,086	$258,616	$228,647
Pro forma net loss	$(20,502)	$(7,057)	$(24,720)
Pro forma net loss per common share:
Basic and diluted	$(0.72)	$(0.21)	$(0.87)

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

Pro Forma Financial Information
The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Mozy for the six month period ended June 30, 2018 as if the acquisition of Mozy had been completed on January 1, 2018. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustment for deferred revenue, additional annual interest expense resulting from interest on the previous revolving credit facility to finance the acquisition of Mozy, reversal of depreciation expense resulting from the application of fair value measurement to acquired property and equipment and adjustments relating to the tax effect of combining the Carbonite and Mozy businesses.
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

Six Months Ended June 30,
2018
Pro forma revenue	$156,768
Pro forma net income	$9,395
Pro forma net income per common share:
Basic	$0.33
Diluted	$0.30

7. Goodwill and Acquired Intangible Assets
The following is a rollforward of the Company's goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2018	$155,086
Goodwill acquired	388,509
Effect of foreign exchange rates	(71)
Balance as of June 30, 2019	$543,524

Acquired intangible assets consist of the following (in thousands):

		June 30, 2019			December 31, 2018
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology-related	6.1	$187,023	$38,906	$148,117	$59,018	$26,551	$32,467
Customer relationships	9.3	273,116	24,857	248,259	96,997	13,398	83,599
Trade names	3.8	22,156	3,962	18,194	3,752	1,855	1,897
Internal-use technology	2.0	3,752	495	3,257	—	—	—
Total	5.3	$486,047	$68,220	$417,827	$159,767	$41,804	$117,963

The Company recorded amortization expense of $18.8 million and $8.0 million for the three months ended June 30, 2019 and 2018, respectively; and $26.4 million and $11.3 million for the six months ended June 30, 2019 and 2018, respectively. Amortization relating to developed technology is recorded within a separate line within cost of revenue and amortization of customer relationships, trade names and internal-use technology are recorded within a separate line within operating expenses.

Future estimated amortization expense of acquired intangibles as of June 30, 2019 is as follows (in thousands):

Remainder of 2019	$38,278
2020	70,269
2021	65,728
2022	57,012
2023	48,883
Thereafter	137,657
$417,827

8. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows (in thousands):

	June 30, 2019	December 31, 2018
Accrued tax liabilities	$4,520	$4,588
Accrued consulting and professional fees	4,329	3,103
Accrued sales and marketing	2,186	1,606
Accrued hosting	2,143	764
Accrued interest	1,070	980
Accrued facilities	1,018	1,807
Accrued other expenses	6,429	2,801
Total accrued expenses	21,695	15,649

Current portion of long-term lease liabilities	7,512	—
Derivative liability	740	195
Total other current liabilities	8,252	195

Total accrued expenses and other current liabilities	$29,947	$15,844

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
The Company did not make any repurchases under the programs during the six months ended June 30, 2019 and 2018. At June 30, 2019, approximately $28.5 million remained available under the Company's share repurchase program.
10. Stock-based Awards
Employee Stock Purchase Plan
On May 18, 2017, the Company's stockholders approved the 2017 ESPP. Under the 2017 ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at the lesser of 85% of the beginning or ending withholding period fair market value as defined in the 2017 ESPP. There are two six-month withholding periods in each fiscal year. As of June 30, 2019, rights to acquire 346,984 shares of common stock were available for issuance under the 2017 ESPP.

Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$478	$413	$902	$738
Research and development	1,611	1,047	2,557	1,734
General and administrative	2,290	2,494	4,248	4,618
Sales and marketing	1,133	787	2,010	1,388
Total stock-based compensation expense	$5,512	$4,741	$9,717	$8,478

11. Income Taxes
The Company's effective income tax rates were 29.9% and (69.8)% for the three months ended June 30, 2019 and 2018, respectively. The Company's effective income tax rates were 56.5% and 172.6% for the six months ended June 30, 2019 and 2018, respectively. The Company's effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the six months ended June 30, 2019 and 2018, the effective income tax rate varied from the statutory income tax rate principally due to the release of U.S. valuation allowance as a result of the acquisitions of Webroot and Mozy, respectively. The tax benefit recognized during the six months ended June 30, 2019 and 2018, consists of a tax benefit for a U.S. valuation allowance release that is partially offset by foreign tax expense.
The Company's effective income tax rate in the three and six months ended June 30, 2019 differed from the three and six months ended June 30, 2018, primarily due to the amount of valuation allowance that was released related to acquired intangibles and changes to the loss from operations before income taxes. The U.S. net deferred tax liability primarily relates to non-tax deductible intangible assets recognized in the financial statements which generate a deferred tax liability. The net deferred tax liability established represents a source of income and provides evidence of the realizability of previously unrecognized deferred tax assets in the U.S. Therefore, the Company has recorded a discrete tax benefit of $6.8 million and $16.2 million in the six months ended June 30, 2019 and 2018, respectively, for the release of valuation allowance related to the deferred tax liability recorded in purchase accounting. As of June 30, 2019, the U.S. no longer maintains a full valuation allowance as it is in a net deferred tax liability position with the addition of Webroot to the U.S. combined group. As of June 30, 2019, the Company maintained a valuation allowance of $2.1 million related specifically to deferred tax assets for state research and development credits for which the realizability remains uncertain.
12. Leases
The Company leases office space to support business activities such as information technology, research and development, product support, development and management, sales and general administration. The Company also leases data center space to store and protect customer data. The Company's office leases expire at varying dates through December 31, 2029. The Company's data center leases expire at varying dates through January 31, 2023.
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
Operating lease right-of-use assets and long-term operating lease liabilities are included as separate lines in the condensed consolidated balance sheets. The current portion of operating lease liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. In connection with the acquisition of Webroot on March 26, 2019, the Company recorded right-of-use assets of $27.9 million and lease liabilities of $28.3 million on the condensed consolidated balance sheet.
As of June 30, 2019, right-of-use lease assets were $48.3 million and lease liabilities were $54.3 million. Of the total lease liabilities as of June 30, 2019, $7.5 million were classified as current.
For the three and six months ended June 30, 2019, the components of lease expense were as follows:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(in thousands)	Office Leases	Data Center Leases	Total	Office Leases	Data Center Leases	Total
Operating lease costs	$2,321	$914	$3,235	$3,135	$1,830	$4,965
Variable lease costs	830	584	1,414	1,080	1,187	2,267
Short-term lease costs	228	373	601	481	465	946
Total lease costs	$3,379	$1,871	$5,250	$4,696	$3,482	$8,178

For the six months ended June 30, 2019, cash flows related to leases were as follows:

(in thousands)	Six Months Ended June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Office leases	$3,423
Data center leases	1,796
$5,219
Right-of-use assets obtained in exchange for lease obligations[1]:
Office leases	$43,062
Data center leases	8,760
$51,822
(1) Includes the impact of Topic 842 adoption and leases recorded as part of the Webroot acquisition.

The following table summarizes the weighted average remaining lease terms and discount rates associated with the Company's leases as of June 30, 2019:

	Office Leases	Data Center Leases
Operating Leases:
Weighted average remaining lease term (in years)	7.3	2.6
Weighted-average discount rate	6.60%	5.95%

Maturity of lease liabilities under all operating leases as of June 30, 2019, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases	Total Undiscounted Cash Flows
Remainder of 2019	$2,478	$1,788	$4,266
2020	6,770	3,532	10,302
2021	9,789	2,139	11,928
2022	8,656	833	9,489
2023	7,673	70	7,743
Thereafter	26,438	—	26,438
Total lease payments	61,804	8,362	70,166
Less: imputed interest	15,300	604	15,904
Total lease liabilities	$46,504	$7,758	$54,262

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

Rent expense was $2.2 million and $4.4 million for the three and six months ended June 30, 2018, respectively. As of December 31, 2018, $4.5 million was included in accrued expenses and other current liabilities and other long-term liabilities related to deferred rent.
13. Commitments and Contingencies
Other Non-cancellable Commitments
As of June 30, 2019, the Company had non-cancellable commitments to vendors primarily consisting of hosted software, consulting, advertising, marketing and broadband services contracts, as follows (in thousands):

Years Ended December 31,
Remainder of 2019	$16,944
2020	9,975
2021	4,405
2022	1,667
Total	$32,991

Litigation
On February 27, 2017, a non-practicing entity named Realtime Data LLC (“Realtime Data”) filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that the Company’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against the Company sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the United States District Court for the Eastern District of Texas transferred the case to the United States District Court of Massachusetts. Realtime Data has filed patent suits against several other companies around the country, and one or more of the asserted patents are currently in various stages of other litigations and/or United States Patent and Trademark Office ("USPTO") post-grant proceedings (or appeals therefrom). No trial date has been set. The Company is defending itself vigorously. The Company has not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and the Company remains unable to reasonably estimate a possible loss or range of loss associated with this litigation.
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
14. Restructuring
During the six months ended June 30, 2019, the Company incurred $0.7 million in employee severance restructuring charges as a result of the acquisition of Webroot.
The following table summarizes the Company's restructuring activities for the six months ended June 30, 2019 (in thousands):

Employee Severance and Related Costs
Accrued restructuring as of December 31, 2018	$—
Charges	702
Cash payments	(702)
Accrued restructuring as of June 30, 2019	$—

In October 2017, the Company initiated a restructuring program ("2017 Plan") to streamline operations and reduce operating costs. The 2017 plan was completed in the fourth quarter of 2018. The Company incurred restructuring charges totaling $1.8 million related to employee severance under the 2017 plan. Of these charges, $0.9 million were incurred in the six months ended June 30, 2018.
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
Upon execution of the Credit Agreement, the Company terminated its previously executed revolving credit facility entered into on March 19, 2018 (the "2018 Revolver"). In accordance with ASC 470-50, Debt Modifications and Exchanges, during the six months ended June 30, 2019, the Company wrote off $0.8 million of unamortized debt issuance costs associated with the 2018 Revolver, which is included within interest expense on the condensed consolidated statement of operations.
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

The Term Loans bear interest at a variable rate calculated as LIBOR plus an applicable margin, as defined in the Credit Agreement. As of June 30, 2019, the interest rate was 6.152%. On May 28, 2019, the Company made a principal payment in the amount of $55.0 million. The remaining outstanding principal amount is due upon maturity.
As of June 30, 2019 the Term Loans consisted of the following:

June 30, 2019
Principal	$495,000
Less: debt issuance costs	(3,794)
Less: debt discount	(14,671)
Long-term debt, net	$476,535

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
Borrowings under the 2019 Revolver bear interest at a variable rate calculated as LIBOR plus an applicable margin, as defined in the Credit Agreement. The 2019 Revolver contains a financial covenant ratio that the Company must satisfy as of the end of any fiscal quarter when borrowings under the facility exceed a specified percentage of the total availability. As of June 30, 2019, the Company had no outstanding borrowings under the 2019 Revolver.
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
The Convertible Notes consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Liability component:
Principal	$143,750	$143,750
Less: debt issuance costs	(496)	(573)
Less: debt discount	(21,488)	(24,872)
Net carrying amount	$121,766	$118,305
Equity component	$31,451	$31,451

For the three and six months ended June 30, 2019 and 2018, the Company incurred total interest expense associated with the Convertible Notes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense related to contractual interest coupon	$898	$898	$1,797	$1,797
Interest expense related to accretion of the discount	1,700	1,558	3,383	3,101
Interest expense related to debt issuance costs	39	36	78	72
Total	$2,637	$2,492	$5,258	$4,970

The effective interest rate on the Convertible Notes, including amortization of debt issuance costs and accretion of the discount, is 8.7%. At June 30, 2019, the conversion option value of the Convertible Notes does not exceed their principal amount since the closing market price of the Company's common stock does not exceed the conversion rate. As of June 30, 2019, the Convertible Notes were not convertible.
16. Subsequent Events
On August 1, 2019, a purported stockholder of the Company filed a purported class action complaint against the Company, our former Chief Executive Officer and our Chief Financial Officer in the U.S. District Court for the District of Massachusetts.  The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously. We cannot predict at this point the length of time that this action will be ongoing or whether it is reasonably possible that a loss will be incurred.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our ability to integrate the Webroot acquisition or other acquisitions into our operations and achieve the expected benefits of such acquisitions, our ability to profitably attract new customers and retain existing customers, our dependence on the market for cloud backup services, our ability to manage growth, changes in economic or regulatory conditions or other trends affecting the Internet and the information technology industry, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 10, 2019. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We provide a robust data protection platform for businesses, including backup, disaster recovery, high availability and workload migration technology. The Carbonite data protection platform supports businesses on a global scale with secure cloud infrastructure.
In March 2019, we acquired Webroot, a next-generation cloud-based security and threat intelligence provider for consumers and businesses, for a purchase price of $621.7 million in cash, net of cash acquired. Webroot is a leading security provider for managed service providers to protect small businesses, who rely on Webroot for endpoint protection, network protection, and security awareness training. In connection with the acquisition of Webroot, we entered into a credit agreement (the "Credit Agreement") with Barclays Bank PLC as administrative agent and certain other lenders, for a seven-year $550.0 million senior secured term loan facility (the "Term Loans") and a five-year senior secured revolving credit facility of $130.0 million. (the "2019 Revolver"). Upon execution of the Credit Agreement, we terminated our previously executed facility entered into on March 19, 2018 (the "2018 Revolver").
We continue to invest in strategic acquisitions and integrate these acquisitions into our portfolio of technology solutions, in order to expand our addressable market, increase our strategic importance to customers and position us as a leader in both the endpoint and data protection markets.
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
For the majority of our business, we defer revenue over our customers’ subscription periods but expense marketing costs as incurred. Under Topic 606, we amortize costs incurred in obtaining contracts with customers, which primarily relate to commissions, over the period of benefit. While we have experienced periods of GAAP operating income, we may incur GAAP operating losses in future periods.
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
Key Business Metrics
Our management regularly reviews a number of financial and operating metrics, including the key metrics listed below. Based on the recent acquisition of Webroot, our management discontinued the use of adjusted free cash flow and bookings to evaluate the performance of the combined business. We may further amend our key business metrics in future periods as the integration of Webroot progresses.
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

•
Annual retention rate. We calculate annual retention rate as the percentage of subscription customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter. Our management uses these measures to determine the stability of our customer base and to evaluate the lifetime value of our customer relationships. The annual retention rate for the three and six months ended June 30, 2019 excludes customers from our recent Webroot acquisition.

•
Renewal rate. We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented. Our management uses this measure to monitor trends in customer renewal activity. The renewal rate for the three and six months ended June 30, 2019 excludes customers from our recent Webroot acquisition.

•
Adjusted EBITDA. We calculate adjusted EBITDA by excluding the impact of interest expense, net, income taxes, depreciation, amortization, purchase accounting adjustments on acquired deferred revenue, stock-based compensation expense, litigation-related expense, restructuring-related expense, and acquisition-related expense from net income (loss).

Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue but may result in material monthly and quarterly variances in one or more of the key business metrics described above.
Performance Highlights
For the three and six months ended June 30, 2019 and June 30, 2018, we had the following results:

•
Revenue for the three months ended June 30, 2019 was $121.5 million, an increase of 56% from $77.7 million for the three months ended June 30, 2018. Revenue for the six months ended June 30, 2019 was $202.7 million, an increase of 43% from $141.8 million for the six months ended June 30, 2018.

•
Cash flow from operations for the three months ended June 30, 2019 was $20.3 million, compared to $13.6 million for the three months ended June 30, 2018. Cash flow from operations for the six months ended June 30, 2019 was $39.0 million, compared to $16.8 million for the six months ended June 30, 2018.

•
Net loss for the three months ended June 30, 2019 was $(11.3) million, compared to $(5.7) million for the three months ended June 30, 2018. Net (loss) income for the six months ended June 30, 2019 was $(9.3) million, compared to $6.3 million for the six months ended June 30, 2018.

The following table presents our performance highlights for certain non-GAAP and other key metrics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except percentage data)
Key metrics[1,2]:
Annual retention rate	83%	86%	84%	87%
Renewal rate	83%	83%	83%	83%
Adjusted EBITDA	$39,111	$20,889	$63,966	$33,170

(1) See the Key Business Metrics section above for the definition of these key metrics, and refer to the Other Financial Data section below for the reconciliation of adjusted EBITDA to the most directly comparable financial measure presented in accordance with GAAP.

(2) The annual retention rate and renewal rate for the three and six months ended June 30, 2019 exclude customers from our recent acquisition of Webroot.
Adjusted EBITDA increased $18.2 million and $30.8 million for the three and six month periods ended June 30, 2019 compared to the corresponding periods in 2018, respectively, primarily as a result of our recent acquisitions.
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
Restructuring charges. Restructuring charges are related to reorganization efforts, the consolidation of certain operations, as well as the disposal of certain assets. See Note 14—Restructuring to our consolidated financial statements included in this Quarterly Report for additional information.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(% of total revenue)
Consolidated statements of operations data:
Revenue:
Services	94.2%	88.5%	91.7%	87.0%
Product	5.8	11.5	8.3	13.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Services	19.7	23.6	20.3	23.8
Product	0.4	0.5	0.4	0.6
Amortization of intangible assets	7.5	5.6	6.1	4.8
Total cost of revenue	27.6	29.7	26.8	29.2
Gross profit	72.4	70.3	73.2	70.8
Operating expenses:
Research and development	22.9	20.2	21.6	19.9
General and administrative	14.5	17.3	19.0	19.7
Sales and marketing	30.4	28.4	29.0	29.6
Amortization of intangible assets	8.0	4.7	6.9	3.2
Restructuring charges	0.6	0.1	0.3	0.7
Total operating expenses	76.4	70.7	76.8	73.1
Loss from operations	(4.0)	(0.4)	(3.6)	(2.3)
Interest expense	(9.7)	(4.4)	(7.9)	(4.2)
Interest income	0.3	0.2	0.7	0.3
Other income (expense), net	0.1	0.3	0.2	0.1
Loss before income taxes	(13.3)	(4.3)	(10.6)	(6.1)
(Benefit) provision for income taxes	(4.0)	3.0	(6.0)	(10.5)
Net (loss) income	(9.3)%	(7.3)%	(4.6)%	4.4%
Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Revenue:
Services	$114,431	$68,814	$45,617	66.3%	$185,934	$123,388	$62,546	50.7%
As a % of total revenue	94.2%	88.5%			91.7%	87.0%
Product	7,079	8,920	(1,841)	(20.6)%	16,791	18,372	(1,581)	(8.6)%
As a % of total revenue	5.8%	11.5%			8.3%	13.0%
Total revenue	$121,510	$77,734	$43,776	56.3%	$202,725	$141,760	$60,965	43.0%
Services revenue increased for the three month period ended June 30, 2019 compared to the corresponding period in 2018, primarily due to the full contribution of revenue from our Webroot offerings over the comparative period.
Services revenue increased for the six month period ended June 30, 2019 compared to the corresponding period in 2018, primarily due to the contribution of revenue from our Webroot and Mozy offerings of $49.3 million and $10.9 million over the comparative period, respectively.
Product revenue decreased for the three and six month periods ended June 30, 2019 compared to the corresponding periods in 2018, due to the timing and frequency of license sales.

Cost of revenue, gross profit, and gross margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Cost of revenue:
Services	$23,956	$18,358	$5,598	30.5%	$41,058	$33,688	$7,370	21.9%
Product	440	374	66	17.6%	823	931	(108)	(11.6)%
Amortization of intangible assets	9,081	4,325	4,756	110.0%	12,375	6,750	5,625	83.3%
Total cost of revenue	$33,477	$23,057	$10,420	45.2%	$54,256	$41,369	$12,887	31.2%
As a % of total revenue	27.6%	29.7%			26.8%	29.2%
Gross profit	$88,033	$54,677			$148,469	$100,391
Gross margin	72.4%	70.3%			73.2%	70.8%
Our total gross margin increased for the three and six month periods ended June 30, 2019, as compared to the three and six month periods ended June 30, 2018, driven principally by an increase in service revenue, partially offset by an increase in cost of services and amortization of developed technology intangible assets associated with Webroot.
Cost of services revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Cost of services revenue	$23,956	$18,358	$5,598	30.5%	$41,058	$33,688	$7,370	21.9%
As a % of service revenue	20.9%	26.7%			22.1%	27.3%
As a % of total revenue	19.7%	23.6%			20.3%	23.8%
Components of cost of services revenue:
Personnel-related costs	$9,438	$7,446	$1,992	26.8%	$16,908	$14,090	$2,818	20.0%
Hosting, depreciation and facilities costs	9,820	7,698	2,122	27.6%	16,317	13,046	3,271	25.1%
Software, consulting and other	4,698	3,214	1,484	46.2%	7,833	6,552	1,281	19.6%
Total cost of services revenue:	$23,956	$18,358	$5,598	30.5%	$41,058	$33,688	$7,370	21.9%
Cost of services revenue increased for the three month period ended June 30, 2019, as compared to the three month period ended June 30, 2018, due to an increase in hosting, depreciation and facilities costs of $3.9 million associated with the acquisition of Webroot, offset by $1.8 million in savings from a reduction in data center expenses to support our customers. There was also an increase in software, consulting and other costs and personnel-related costs associated with the acquisition of Webroot.
Cost of services revenue increased for the six month period ended June 30, 2019, as compared to the six month period ended June 30, 2018, primarily related to an increase in hosting, depreciation and facilities costs of $4.1 million and $1.4 million associated with the acquisitions of Webroot and Mozy, respectively, offset by $2.2 million in savings from a reduction in data center expenses to support our customers. There was also an increase in personnel-related costs primarily associated with additional headcount from Webroot. Software, consulting and other costs increased largely due to higher consulting expenses associated with the integration of Webroot.
Cost of product revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Cost of product revenue	$440	$374	$66	17.6%	$823	$931	$(108)	(11.6)%
As a % of product revenue	6.2%	4.2%			4.9%	5.1%
As a % of total revenue	0.4%	0.5%			0.4%	0.6%

Cost of product revenue remained consistent for the three and six month periods ended June 30, 2019, as compared to the three and six month periods ended June 30, 2018.
Amortization of intangible assets

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Amortization of intangible assets	$9,081	$4,325	$4,756	110.0%	$12,375	$6,750	$5,625	83.3%
As a % of total revenue	7.5%	5.6%			6.1%	4.8%
Amortization of intangible assets increased for the three and six month periods ended June 30, 2019, as compared to the corresponding periods in 2018, primarily due to an increase in developed technology amortization associated with the acquisition of Webroot.
Operating expenses
Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Research and development	$27,879	$15,719	$12,160	77.4%	$43,686	$28,238	$15,448	54.7%
As a % of total revenue	22.9%	20.2%			21.6%	19.9%
Components of research and development:
Personnel-related costs	$19,642	$11,626	$8,016	68.9%	$31,032	$20,700	$10,332	49.9%
Outside services and consulting costs	2,355	2,334	21	0.9%	4,408	3,620	788	21.8%
Hosting and other	5,882	1,759	4,123	234.4%	8,246	3,918	4,328	110.5%
Total research and development:	$27,879	$15,719	$12,160	77.4%	$43,686	$28,238	$15,448	54.7%

Research and development expenses increased for the three month period ended June 30, 2019, as compared to the three month period ended June 30, 2018, primarily as a result of $9.6 million of additional personnel-related costs from the acquisition of Webroot, offset by a decrease in capitalized labor costs associated with internal-use software projects of $1.0 million. Hosting and other costs increased $4.1 million primarily due to the acquisition of Webroot.
Research and development expenses increased for the six month period ended June 30, 2019, as compared to the six month period ended June 30, 2018, primarily due to the acquisition of Webroot. Excluding the impact of the Webroot acquisition, research and development costs remained consistent over the comparative period.
General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
General and administrative	$17,567	$13,460	$4,107	30.5%	$38,556	$27,920	$10,636	38.1%
As a % of total revenue	14.5%	17.3%			19.0%	19.7%
Components of general and administrative:
Personnel-related costs	$10,145	$7,155	$2,990	41.8%	$17,652	$13,829	$3,823	27.6%
Professional fees	3,380	3,637	(257)	(7.1)%	14,129	8,737	5,392	61.7%
Consulting, taxes and other	4,042	2,668	1,374	51.5%	6,775	5,354	1,421	26.5%
Total general and administrative:	$17,567	$13,460	$4,107	30.5%	$38,556	$27,920	$10,636	38.1%

General and administrative expenses increased for the three month period ended June 30, 2019, as compared to the three month period ended June 30, 2018, primarily related to an increase in personnel-related costs and consulting, taxes and other due to the acquisition of Webroot. Professional fees increased $1.0 million associated with the acquisition of Webroot, offset by a decrease of $1.3 million primarily related to lower acquisition related expense in the second quarter of 2019.
General and administrative expenses increased for the six month period ended June 30, 2019, as compared to the six month period ended June 30, 2018, primarily related to an increase in professional fees of $5.4 million driven by an increase of $4.3 million in higher acquisition related expense as well as $0.8 million in other professional fees contributed by Webroot. Personnel-related costs and consulting, taxes and other increased primarily due to the acquisition of Webroot.
Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Sales and marketing	$36,945	$22,086	$14,859	67.3%	$58,710	$41,946	$16,764	40.0%
As a % of total revenue	30.4%	28.4%			29.0%	29.6%
Components of sales and marketing:
Personnel-related costs	$17,071	$9,974	$7,097	71.2%	$27,988	$19,475	$8,513	43.7%
Advertising costs	4,331	4,211	120	2.8%	6,966	7,557	(591)	(7.8)%
Costs of credit card transactions and offering free trials	2,774	2,412	362	15.0%	4,961	4,462	499	11.2%
Marketing programs, consulting and other	12,769	5,489	7,280	132.6%	18,795	10,452	8,343	79.8%
Total sales and marketing:	$36,945	$22,086	$14,859	67.3%	$58,710	$41,946	$16,764	40.0%
Sales and marketing expenses increased for the three month period ended June 30, 2019, as compared to the three month period ended June 30, 2018 largely driven by the acquisition of Webroot. Excluding the impact of the Webroot acquisition, marketing programs, consulting and other costs increased $0.7 million in an effort to grow our channel, offset by a decrease in advertising costs of $1.4 million associated with a reduction in brand spend.
Sales and marketing expenses increased for the six month period ended June 30, 2019, as compared to the six month period ended June 30, 2018 largely driven by the acquisition of Webroot. Excluding the impact of the Webroot acquisition, marketing programs, consulting and other costs increased $0.9 million in an effort to grow our channel, offset by a decrease in advertising costs of $2.3 million associated with a reduction in brand spend.
Amortization of intangible assets

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Amortization of intangible assets	$9,765	$3,652	$6,113	167.4%	$14,065	$4,591	$9,474	206.4%
As a % of total revenue	8.0%	4.7%			6.9%	3.2%
Amortization of intangible assets increased for the three month period ended June 30, 2019, as compared to the three month period ended June 30, 2018, primarily due to an increase in customer relationship and trade name amortization associated with the acquisition of Webroot that occurred in March 2019.
Amortization of intangible assets increased for the six month period ended June 30, 2019, as compared to the six month period ended June 30, 2018, primarily due to an increase in customer relationship and trade name amortization associated with the acquisitions of Webroot and Mozy of $6.2 million and $2.8 million, respectively.

Restructuring

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Restructuring	$702	$41	$661	1,612.2%	$702	$903	$(201)	(22.3)%
As a % of total revenue	0.6%	0.1%			0.3%	0.7%

Restructuring charges for the three month period ended June 30, 2019 increased as compared to the three month period ended June 30, 2018, related to workforce reductions associated with the integration of the Webroot acquisition.

Restructuring expenses for the six month period ended June 30, 2019, were consistent with the expenses incurred for the six month period ended June 30, 2018. The restructuring expenses in the prior year were related to the restructuring program initiated in October 2017 whereby we reduced our workforce in an effort to streamline operations and reduce operating costs.
Loss from operations
Operating loss for the three and six month periods ended June 30, 2019 increased compared to the corresponding periods ended June 30, 2018, primarily as a result of increases in cost of revenue and operating expenses, offset by an increase in revenue.
Non-operating (expense) income

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Interest expense	$(11,844)	$(3,420)	$(8,424)	246.3%	$(15,855)	$(6,021)	$(9,834)	163.3%
As a % of total revenue	(9.7)%	(4.4)%			(7.9)%	(4.2)%
Interest income	$418	$169	$249	147.3%	$1,383	$413	$970	234.9%
As a % of total revenue	0.3%	0.2%			0.7%	0.3%
Other income (expense), net	$175	$183	$(8)	(4.4)%	$387	$195	$192	98.5%
As a % of total revenue	0.1%	0.3%			0.2%	0.1%
Interest expense increased for the three and six month periods ended June 30, 2019, as compared to the three and six month periods ended June 30, 2018, primarily due to interest expense associated with our new Term Loans.
Interest income increased for the three and six month periods ended June 30, 2019, as compared to the three and six month periods ended June 30, 2018, driven largely by higher average balances of our highly liquid investments.
Other income (expense), net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. Other income (expense), net decreased for the three month period ended June 30, 2019 as compared to the three month period ended June 30, 2018, and increased for the six month period ended June 30, 2019 as compared to the six month period ended June 30, 2018, primarily due to exchange rate gains related to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions.
(Benefit) provision for income taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
(Benefit) provision for income taxes	$(4,802)	$2,338	$(7,140)	(305.4)%	$(12,064)	$(14,877)	$2,813	(18.9)%
As a % of total revenue	(4.0)%	3.0%			(6.0)%	(10.5)%
Our income tax benefit for the six month period ended June 30, 2019 and 2018, is mainly composed of discrete tax benefits of $6.8 million and $16.2 million, respectively, related to the release of valuation allowance due to a net deferred tax liability recorded in the acquisitions of Webroot and Mozy, respectively, and is partially offset with foreign income tax expense. The U.S. net deferred tax liability recorded in the acquisitions of Webroot and Mozy primarily relates to non-tax deductible intangible assets recognized in the financial statements. The net deferred tax liability established represents a source of income and provides evidence of the realizability of previously unrecognized deferred tax assets in the U.S. Therefore, we have recorded discrete tax benefits for the release of U.S. valuation allowance related to the deferred tax liability recorded in purchase accounting. As of June 30, 2019, the U.S. no longer maintains a full valuation allowance as it is in a net deferred tax liability position with the addition of Webroot to the U.S. combined group. As of June 30, 2019, we maintained a valuation allowance of $2.1 million related specifically to deferred tax assets for state research and development credits in which the realizability remains uncertain.
Other Financial Data
In addition to our results discussed above determined under GAAP, we believe that annual retention rate, renewal rate, and adjusted EBITDA are useful to investors in evaluating our operating performance. See the Performance Highlights section above for the table presenting certain non-GAAP and other operational metric performance highlights for the three and six months ended June 30, 2019 and 2018. Management considers these financial and operating metrics critical to understanding our business, reviewing our historical performance, measuring and identifying current and future trends, and for planning purposes. Securities analysts also frequently use adjusted EBITDA as a supplemental measure to evaluate the overall performances of companies.
Adjusted EBITDA is a financial metric that is not calculated in accordance with GAAP. The table below provides a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
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

The following table presents a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net (loss) income	$(11,274)	$(5,687)	$(9,271)	$6,257
Adjustments:
Interest expense, net	11,426	3,251	14,472	5,608
Income tax (benefit) provision	(4,802)	2,338	(12,064)	(14,877)
Depreciation and amortization	23,065	11,686	34,214	17,763
EBITDA	18,415	11,588	27,351	14,751

Adjustments to EBITDA:
Fair value adjustment of acquired deferred revenue	13,537	2,116	15,290	2,998
Stock-based compensation expense	5,512	4,741	9,717	8,478
Litigation-related expense	73	46	171	63
Restructuring-related expense	702	41	702	903
Acquisition-related expense	872	2,357	10,735	5,977
Adjusted EBITDA	$39,111	$20,889	$63,966	$33,170
Liquidity and Capital Resources
As of June 30, 2019, we had cash and cash equivalents of $83.4 million, of which $53.6 million was held in the United States and $29.8 million was held by our international subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay non-U.S. withholding taxes upon repatriation in certain non-U.S. jurisdictions. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings to fund our foreign subsidiaries. Determination of the unrecognized deferred tax liability on unremitted earnings is not practical due to uncertainty regarding the remittance structure, the mix of earnings and earnings for profit pools in the year of remittance, and overall complexity of the calculation.
Sources of funds
We believe, based on our current operating plan, that our existing cash and cash equivalents and cash provided by operations and access to the revolving credit facility we entered into in March 2019 will be sufficient to meet our anticipated cash needs for the foreseeable future.
In connection with the acquisition of Webroot we entered into a credit agreement with Barclays Bank PLC as administrative agent and certain other lenders, for a seven-year $550.0 million senior secured term loan facility and a five-year secured revolving credit facility of $130.0 million, including a $15.0 million sub-limit for letters of credit and a $15.0 million sub-limit for swingline loans. Upon execution of the Credit Agreement, we terminated our previously executed revolving credit facility entered into on March 19, 2018. We made a principal payment on the Term Loans of $55.0 million in the three months ended June 30, 2019.
On July 23, 2018, we issued and sold 4,765,157 shares of common stock in a public offering. An additional 819,485 shares were issued and sold pursuant to the underwriters' 30-day option on August 16, 2018. Proceeds of $199.3 million were recognized, net of underwriting discounts, commissions and offering expenses paid.
On April 4, 2017, we issued, in a private offering, $143.8 million aggregate principal amount of Convertible Notes. The Convertible Notes accrue interest at 2.50% per year, payable semiannually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2022, unless earlier repurchased, redeemed or converted. At June 30, 2019, the Convertible Notes are not convertible.
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

Cash flows
The following table summarizes our net cash inflows (outflows) for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$39,020	$16,846
Net cash used in investing activities	$(626,621)	$(152,831)
Net cash provided by financing activities	$475,423	$79,041
Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net (loss) income, growth in sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.
In the six months ended June 30, 2019, cash provided by operating activities was $39.0 million, which was driven by an increase in deferred revenue of $15.0 million and a net adjustment for non-cash charges of $40.3 million, primarily comprised of $34.2 million of depreciation and amortization, $9.7 million of stock-based compensation expense, $4.0 million of non-cash interest expense related to the amortization of debt discount, $3.6 million in amortization of right-of-use lease assets, $1.4 million in amortization of deferred costs, partially offset by a $12.2 million benefit for deferred income taxes, and other non-cash items net of $0.3 million. There were further cash inflows from a $1.3 million change in working capital offset by our net loss of $9.3 million and a $8.4 million decrease in other assets and liabilities.
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

Investing activities
In the six months ended June 30, 2019, cash used in investing activities was $626.6 million, which was primarily driven by our payment of $622.0 million, net of cash acquired, in connection with the acquisition of Webroot, capital expenditures of $6.0 million, and partially offset by proceeds from the maturities of derivatives of $1.3 million and proceeds from the sale of property and equipment and businesses of $0.1 million.
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
Financing activities
In the six months ended June 30, 2019, cash provided by financing activities was $475.4 million, which was primarily driven by proceeds from long-term borrowings under our Term Loans of $529.4 million, proceeds from the exercise of stock options of $0.3 million and proceeds from issuance of treasury stock under the employee stock purchase plan of $1.6 million, partially offset by principal payments on our Term Loans of $55.0 million and payments of withholding taxes in connection with restricted stock activity of $0.9 million.
In the six months ended June 30, 2018, cash provided by financing activities was $79.0 million, which was primarily driven by $88.1 million proceeds from long-term borrowings, net of debt issuance costs, $0.9 million proceeds from exercise of stock options and $1.2 million in proceeds from issuance of treasury stock under the employee stock purchase plan, partially offset by $10.0 million payment on our 2018 Revolver and $1.2 million payments of withholding taxes in connection with restricted stock vesting.
Off-balance sheet arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements.
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

Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to the Term Loans provided by the Credit Agreement entered into on March 26, 2019. The interest rate on the Term Loans is variable and subject to interest rate risk based on the LIBOR rate. At June 30, 2019, we had borrowings under the Term Loans of $495.0 million, and the rate inclusive of applicable margins, was 6.152%. A hypothetical 100 basis point change in interest rates could result in an approximately $1.3 million adverse change to interest expense on a quarterly basis based on the borrowings outstanding and the interest rate at June 30, 2019.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Interim Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
The Company's operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, liquidity and results of operations.There have been no material changes to the risks and uncertainties previously presented in "Item 1A. Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 10, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Sale of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities
During the three months ended June 30, 2019, 6,398 shares of our common stock were withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units. We did not repurchase any shares of our common stock pursuant to our previously-announced repurchase program. The following table is a summary of the Company's withholding of our common stock upon the vesting of restricted stock units in the second quarter of 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	—	$—	—	$28,498,742
May 1, 2019 - May 31, 2019	3,199	$23.71	—	$28,498,742
June 1, 2019 - June 30, 2019	3,199	$23.58	—	$28,498,742
	6,398		—

(1)
The average price per share for each of the months in the fiscal quarter was calculated by dividing (a) the sum for the aggregate value of the tax withholding obligations by (b) the sum of the number of shares withheld.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
Not Applicable.

ITEM 6.	EXHIBITS

Exhibits
31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated:	August 6, 2019	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer

Dated:	August 6, 2019	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Accounting Officer