Form 10-Q
period 2019-09-30
Carbonite Inc
filed 2019-11-12
CIK 1340127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 31, 2019, there were 35,005,570 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

CARBONITE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Carbonite, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2019	December 31, 2018
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$98,537	$198,087
Trade accounts receivable, less allowances for doubtful accounts of $1,713 and $892	43,407	31,569
Prepaid expenses and other current assets	22,854	10,409
Total current assets	164,798	240,065
Property and equipment, net	44,199	34,101
Right-of-use lease assets	44,826	—
Other assets	24,519	13,876
Acquired intangible assets, net	391,786	117,963
Goodwill	543,957	155,086
Total assets	$1,214,085	$561,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,355	$2,114
Accrued compensation	20,388	11,620
Accrued expenses and other current liabilities	32,499	15,844
Current portion of deferred revenue	183,361	121,553
Total current liabilities	243,603	151,131
Long-term debt	590,789	118,305
Long-term lease liabilities	43,404	—
Deferred revenue, net of current portion	41,638	29,151
Long-term deferred tax liabilities	40,343	1,456
Other long-term liabilities	8,171	3,838
Total liabilities	967,948	303,881
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 6,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 37,401,321 shares issued and 34,732,535 shares outstanding at September 30, 2019; 36,641,317 shares issued and 33,923,135 shares outstanding at December 31, 2018	374	366
Additional paid-in capital	466,738	451,618
Treasury stock, at cost (2,668,786 and 2,718,182 shares as of September 30, 2019 and December 31, 2018, respectively)	(47,593)	(48,522)
Accumulated other comprehensive (loss) income	(2,253)	1,650
Accumulated deficit	(171,129)	(147,902)
Total stockholders’ equity	246,137	257,210
Total liabilities and stockholders’ equity	$1,214,085	$561,091
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share amounts)
Revenue:
Services	$118,824	$70,290	$304,758	$193,678
Product	6,772	7,392	23,563	25,764
Total revenue	125,596	77,682	328,321	219,442
Cost of revenue:
Services	30,355	17,094	71,413	50,782
Product	540	417	1,363	1,348
Amortization of intangible assets	9,072	4,317	21,447	11,067
Total cost of revenue	39,967	21,828	94,223	63,197
Gross profit	85,629	55,854	234,098	156,245
Operating expenses:
Research and development	28,753	14,914	72,439	43,152
General and administrative	16,226	11,159	54,782	39,079
Sales and marketing	37,417	21,184	96,127	63,130
Amortization of intangible assets	10,134	3,924	24,199	8,515
Restructuring charges	—	357	702	1,260
Total operating expenses	92,530	51,538	248,249	155,136
(Loss) income from operations	(6,901)	4,316	(14,151)	1,109
Interest expense	(10,795)	(2,873)	(26,650)	(8,894)
Interest income	212	390	1,595	803
Other income (expense), net	587	(147)	974	48
(Loss) income before income taxes	(16,897)	1,686	(38,232)	(6,934)
(Benefit) provision for income taxes	(2,941)	1,100	(15,005)	(13,777)
Net (loss) income	$(13,956)	$586	$(23,227)	$6,843
Net (loss) income per common share:
Basic	$(0.40)	$0.02	$(0.67)	$0.23
Diluted	$(0.40)	$0.02	$(0.67)	$0.21
Weighted-average number of common shares outstanding:
Basic	34,639,762	32,876,529	34,423,099	29,965,390
Diluted	34,639,762	36,454,443	34,423,099	32,762,302
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net (loss) income	$(13,956)	$586	$(23,227)	$6,843
Other comprehensive (loss) income:
Unrealized loss on interest rate swap agreement, net of tax benefit of $1.2 million for the three and nine months ended September 30, 2019	(3,804)	—	(3,804)	—
Foreign currency translation adjustments	(637)	438	(99)	948
Total other comprehensive (loss) income	(4,441)	438	(3,903)	948
Total comprehensive (loss) income	$(18,397)	$1,024	$(27,130)	$7,791
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
in thousands, except share data	Number of Shares	Amount
Balance as of December 31, 2018	36,641,317	$366	$451,618	$(147,902)	$(48,522)	$1,650	$257,210
Stock options exercised and vesting of restricted stock units	532,141	6	130				136
Stock-based compensation expense			4,223				4,223
Payments of withholding taxes in connection with restricted stock unit vesting					(754)		(754)
Foreign currency translation adjustment						365	365
Net income				2,003			2,003
Balance as of March 31, 2019	37,173,458	372	455,971	(145,899)	(49,276)	2,015	263,183
Stock options exercised and vesting of restricted stock units	187,046	2	133				135
Stock-based compensation expense			5,524				5,524
Issuance of treasury stock in connection with employee stock purchase plan			5		1,577		1,582
Payments of withholding taxes in connection with restricted stock unit vesting					(151)		(151)
Foreign currency translation adjustment						173	173
Net loss				(11,274)			(11,274)
Balance as of June 30, 2019	37,360,504	374	461,633	(157,173)	(47,850)	2,188	259,172
Stock options exercised and vesting of restricted stock units	40,817	—	77				77
Stock-based compensation expense			5,028		257		5,285
Unrealized loss on interest rate swap agreement, net of tax						(3,804)	(3,804)
Foreign currency translation adjustment						(637)	(637)
Net loss				(13,956)			(13,956)
Balance as of September 30, 2019	37,401,321	$374	$466,738	$(171,129)	$(47,593)	$(2,253)	$246,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
in thousands, except share data	Number of Shares	Amount
Balance as of December 31, 2017	30,130,856	$301	$233,343	$(169,344)	$(26,616)	$581	$38,265
Stock options exercised and vesting of restricted stock units	408,764	4	722				726
Stock-based compensation expense			3,818				3,818
Payments of withholding taxes in connection with restricted stock unit vesting					(550)		(550)
Adjustment resulting from the adoption of Topic 606				13,880			13,880
Foreign currency translation adjustment						(639)	(639)
Net income				11,944			11,944
Balance as of March 31, 2018	30,539,620	305	237,883	(143,520)	(27,166)	(58)	67,444
Stock options exercised and vesting of restricted stock units	230,794	3	213				216
Stock-based compensation expense			4,699				4,699
Issuance of treasury stock in connection with employee stock purchase plan			282		933		1,215
Payments of withholding taxes in connection with restricted stock unit vesting					(634)		(634)
Foreign currency translation adjustment						1,149	1,149
Net loss				(5,687)			(5,687)
Balance as of June 30, 2018	30,770,414	308	243,077	(149,207)	(26,867)	1,091	68,402
Stock options exercised and vesting of restricted stock units	149,838	1	196				197
Issuance of common stock associated with secondary offering	5,584,642	56	199,223				199,279
Temporary equity reclassification			(27,110)				(27,110)
Stock-based compensation expense			4,997				4,997
Payments of withholding taxes in connection with restricted stock unit vesting					(970)		(970)
Foreign currency translation adjustment						438	438
Net income				586			586
Balance as of September 30, 2018	36,504,894	$365	$420,383	$(148,621)	$(27,837)	$1,529	$245,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Operating activities
Net (loss) income	$(23,227)	$6,843
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	57,685	29,622
Amortization of right-of-use assets	5,776	—
Amortization of deferred costs	2,224	1,521
Gain on disposal of equipment	(114)	(245)
Impairment of intangible assets	6,000	—
Impairment of other long-lived assets	126	653
Stock-based compensation expense	15,005	13,461
Benefit for deferred income taxes	(15,131)	(16,228)
Non-cash interest expense related to amortization of debt discount	6,260	4,712
Other non-cash items, net	(618)	136
Changes in assets and liabilities:
Accounts receivable	6,586	(7,001)
Prepaid expenses and other current assets	(1,004)	(2,281)
Other assets	(2,125)	(4,655)
Accounts payable	4,665	(5,811)
Accrued expenses and other current liabilities	(1,745)	3,341
Other long-term liabilities	(9,129)	(38)
Deferred revenue	17,054	9,784
Net cash provided by operating activities	68,288	33,814
Investing activities
Purchases of property and equipment	(9,510)	(9,927)
Proceeds from sale of property and equipment and businesses	138	657
Proceeds from maturities of derivatives	1,809	2,596
Purchases of derivatives	(6)	(1,403)
Payment for intangibles	—	(5,750)
Payment for acquisition, net of cash acquired	(621,703)	(144,597)
Net cash used in investing activities	(629,272)	(158,424)
Financing activities
Proceeds from exercise of stock options	340	1,139
Proceeds from issuance of common stock for secondary offering	—	199,302
Proceeds from issuance of treasury stock under employee stock purchase plan	1,582	1,215
Payments of withholding taxes in connection with restricted stock unit vesting	(905)	(2,154)
Proceeds from long-term borrowings, net of debt issuance costs	528,980	88,068
Payments on long-term borrowings	(65,000)	(90,000)
Net cash provided by financing activities	464,997	197,570
Effect of currency exchange rate changes on cash	(1,124)	(210)
Net (decrease) increase in cash, cash equivalents and restricted cash	(97,111)	72,750
Cash, cash equivalents and restricted cash, beginning of period	198,087	128,231
Cash, cash equivalents and restricted cash, end of period	$100,976	$200,981
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Carbonite, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$3,370	$292
Cash paid for interest	$13,292	$2,965
Supplemental disclosure of non-cash investing and financing activities:
Capitalization of stock-based compensation	$27	$53
Acquisition of property and equipment included in accounts payable and accrued expenses	$323	$360

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
On November 10, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Open Text Corporation (“OpenText”) and Coral Merger Sub Inc., a subsidiary of OpenText (“Merger Sub”). See Note - 17 Subsequent Events for a description of the transaction contemplated by the Merger Agreement.
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
Restricted Cash
Restricted cash is defined as cash and cash equivalents subject to contractual restrictions and not readily available for use. As of September 30, 2019, the Company's restricted cash balance related to deposits maintained for a lease of office space and corporate credit card accounts. As of December 31, 2018, the Company did not have a restricted cash balance.
The following tables summarizes the Company's cash, cash equivalents and restricted cash for the period presented:

September 30, 2019
Cash and cash equivalents	$98,537
Restricted cash, included in other assets	2,439
Total cash, cash equivalents and restricted cash	$100,976

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
Summary of Significant Accounting Policies
Refer to Note 2 - Summary of Significant Accounting Policies, in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2018 filed with the SEC on February 28, 2019. There have been no significant changes to the

Company's significant accounting policies since December 31, 2018, with the exception of the lease accounting policy as a result of the adoption of ASU 2016-02, Leases ("ASU 2016-02") and updates to the Company's hedging policy, as described in Note 13 - Leases and Note 5 - Derivative Financial Instruments, respectively.
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by leases and continue to recognize expenses on their income statements over the lease term. It also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this standard effective January 1, 2019 using the modified retrospective transition method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of transition practical expedients for existing contracts. Adoption of the new standard resulted in the recording of right-of-use assets of $22.6 million and lease liabilities of $28.8 million, as of January 1, 2019. The difference between the right-of-use assets and lease liabilities relates to deferred and prepaid rent balances, the net impact of which reduced the right-of-use assets. The adoption of the standard did not impact the Company's consolidated net earnings and had no impact on cash flows. Refer to Note 13 - Leases for additional information related to the Company’s lease obligations.
Recently Issued Accounting Standards
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326). The standard amends the guidance on the impairment of financial instruments that are not measured at fair value. ASU 2016-13 adds an impairment model based on expected losses rather than incurred losses, requiring entities to recognize an allowance for their estimated lifetime expected credit losses and more timely recognition of such losses. The standard is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.
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

Disaggregation of Revenue
The following tables depict disaggregated revenue for the three and nine months ended September 30, 2019 and 2018, by type, customer type, sales channel, timing of revenue recognition, and geography (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Products	Services	Total	Products	Services	Total
Customer type
Consumer	$—	$54,160	$54,160	$—	$24,917	$24,917
Business	6,772	64,664	71,436	7,392	45,373	52,765
Total	$6,772	$118,824	$125,596	$7,392	$70,290	$77,682

Sales channel
Direct	$924	$61,512	$62,436	$811	$48,841	$49,652
Indirect	5,848	57,312	63,160	6,581	21,449	28,030
Total	$6,772	$118,824	$125,596	$7,392	$70,290	$77,682

Timing of revenue recognition
Transferred at a point in time	$6,772	$—	$6,772	$7,392	$—	$7,392
Transferred over time	—	118,824	118,824	—	70,290	70,290
Total	$6,772	$118,824	$125,596	$7,392	$70,290	$77,682

Geography
United States	$3,356	$102,828	$106,184	$3,431	$62,663	$66,094
Other	3,416	15,996	19,412	3,961	7,627	11,588
Total	$6,772	$118,824	$125,596	$7,392	$70,290	$77,682

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Products	Services	Total	Products	Services	Total
Customer type
Consumer	$—	$133,150	$133,150	$—	$69,857	$69,857
Business	23,563	171,608	195,171	25,764	123,821	149,585
Total	$23,563	$304,758	$328,321	$25,764	$193,678	$219,442

Sales channel
Direct	$3,828	$170,498	$174,326	$2,891	$132,717	$135,608
Indirect	19,735	134,260	153,995	22,873	60,961	83,834
Total	$23,563	$304,758	$328,321	$25,764	$193,678	$219,442

Timing of revenue recognition
Transferred at a point in time	$23,563	$—	$23,563	$25,764	$—	$25,764
Transferred over time	—	304,758	304,758	—	193,678	193,678
Total	$23,563	$304,758	$328,321	$25,764	$193,678	$219,442

Geography
United States	$9,435	$265,408	$274,843	$11,725	$172,673	$184,398
Other	14,128	39,350	53,478	14,039	21,005	35,044
Total	$23,563	$304,758	$328,321	$25,764	$193,678	$219,442

Contract Assets and Liabilities
Contract assets are rights to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditional on something other than the passage of time. Contract assets are transferred to accounts receivable once the rights become unconditional. As of September 30, 2019 and December 31, 2018, the Company did not have contract assets.

Contract liabilities (deferred revenue) primarily consist of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for its services in advance on a monthly and annual basis. The Company initially records fees associated with performance obligations delivered over time as deferred revenue and then recognizes revenue as performance obligations are satisfied. The Company classifies deferred revenue as current or noncurrent based on the timing of revenue recognition.
Changes in contract liabilities for the nine months ended September 30, 2019 are as follows (in thousands):

	Deferred Revenue (Current)	Deferred Revenue (Noncurrent)
Balance as of December 31, 2018	$121,553	$29,151
Increase, net	61,808	12,487
Balance as of September 30, 2019	$183,361	$41,638

For the three and nine months ended September 30, 2019, revenue recognized related to deferred revenue at December 31, 2018 was approximately $25.2 million and $107.5 million, respectively. In addition, for the three and nine months ended September 30, 2019, the Company recognized $13.8 million and $32.5 million of revenue from deferred revenue related to the acquisition of Webroot, respectively.
On September 30, 2019, the Company had $280.1 million of remaining performance obligations. This amount does not include any variable consideration for sales or usage-based royalties. The Company expects to recognize 32.2% of its remaining performance obligations as revenue during the year ended December 31, 2019, an additional 54.3% during the year ended December 31, 2020 and the remaining balance thereafter.
Accounts Receivable, Net
Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $8.8 million and $3.9 million are included in this balance at September 30, 2019 and December 31, 2018, respectively. The payment of consideration related to these unbilled receivables is conditioned only on the passage of time.
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
The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(13,956)	$586	$(23,227)	$6,843
Denominator:
Weighted average common shares outstanding, basic	34,640	32,877	34,423	29,965
Effect of potential dilutive common shares	—	3,577	—	2,797
Weighted average shares outstanding, diluted	34,640	36,454	34,423	32,762
Basic net (loss) income per share	$(0.40)	$0.02	$(0.67)	$0.23
Diluted net (loss) income per share	$(0.40)	$0.02	$(0.67)	$0.21

The Company has the ability and intent to settle the principal of the convertible senior notes (the "Convertible Notes"), issued in April 2017, in cash. As the Company's common stock price exceeded the $25.84 conversion price during the three and nine months ended September 30, 2018, the Company has included the dilutive effect of shares in excess of the principal amount in the calculation of diluted net income per share as of September 30, 2018, using the treasury stock method. The Company's stock price did not exceed the conversion price during the three and nine months ended September 30, 2019, therefore the impact of the Convertible Notes was excluded from the calculation of diluted net loss per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common shares[1]	1,159	—	1,159	—
Restricted stock units/awards	3,390	—	3,390	62
Total	4,549	—	4,549	62

(1) This balance includes shares purchasable under the Company's 2017 ESPP.

5. Derivative Financial Instruments
Derivatives and Hedging
The Company addresses market risk from changes in foreign currency exchange rates and interest rates through risk management programs which include the use of derivative financial instruments. These are operated pursuant to the Company's risk management policy which prohibits transactions that are speculative in nature. Counterparty credit risk is managed by limiting acceptable counterparties to commercial banks or other financial institutions actively engaged in the business of formulating and trading of financial derivatives. The Company monitors and controls counterparty credit risk through approval and credit evaluation procedures.
The Company recognizes all derivative financial instruments in the condensed consolidated financial statements at fair value in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). The Company presents assets and liabilities associated with derivative financial instruments on a gross basis in the financial statements. In accordance with ASC 815, derivative instruments that are designated and qualify as hedging instruments must be designated based upon the exposure being hedged as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. Hedge accounting is applied to a transaction at inception once it has been identified as a hedge transaction and deemed to be effective.

The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for, and has been designated as part of a hedging relationship, as well as on the type of hedging relationship. The Company's derivative instruments do not subject earnings to material risk, as gains and losses on these derivatives generally offset gains and losses on the item being hedged. The Company does not enter into derivative transactions for speculative purposes, and does not have any non-derivative instruments that are designated as hedging instruments pursuant to ASC 815.
Cash Flow Hedges
The Company is exposed to market risk from fluctuations in the interest rate on its Term Loans. The Term Loans bear interest at a variable rate calculated as LIBOR plus an applicable margin (refer to Note 16 - Borrowings and Credit Arrangements). The Company manages exposure to the fluctuation through the use of interest rate swaps. The Company's risk management objective and strategy, with respect to interest rate swaps, is to manage the Company's earnings and cash flow exposure to changes in interest rates. Per the Company's risk management policy, the Company can convert a portion of its variable-rate debt to a fixed-rate using interest rate swaps.
On July 31, 2019, the Company entered into a six-year swap agreement with an initial notional value of $436.5 million or 90% of the outstanding Term Loans balance. The interest rate swap requires the Company to pay a fixed-rate while Carbonite receives 3-month LIBOR. Settlements on the interest rate swaps and interest payments on the Term Loans will occur on a quarterly basis on the last calendar day of October, January, April and July. The interest rate swap agreements have a fixed rate of 1.87218%, an effective date through July 31, 2025, and have been designated as cash flow hedges.
The interest rate swaps are designated as cash flow hedges at inception. Hedge effectiveness is assessed at inception and quarterly thereafter, by performing a qualitative comparison of the terms of the actual swaps and the terms of a hypothetical derivative. As of September 30, 2019, the contracts were determined to be effective and no amounts were excluded from effectiveness testing. The fair values of the interest rate swaps are recorded in the condensed consolidated balance sheets as an asset or liability based upon the change in fair values from the effective date. The effective portion of the interest rate swaps' changes in fair values is reported in accumulated other comprehensive (loss) income, and the net interest accrual will be recognized as an adjustment to interest expense. Ineffective portions of the instruments would be recognized in earnings during the period when deemed ineffective.

The following table provides a quantitative summary of the fair value of the designated cash flow hedges in the Company's condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 (in thousands):

			Fair Value
Description	Designation	Balance Sheet Classification	September 30, 2019	December 31, 2018
Derivative liabilities:
Interest rate swaps	Cash flow hedges	Other long-term liabilities	$5,037	$—

The following table summarizes the effect of the designated cash flow hedges on accumulated other comprehensive (loss) income:

	Effect of Hedging Relationships on Accumulated Other Comprehensive (Loss) Income
	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2019	2018	2019	2018
Accumulated derivative loss, at beginning of period	$—	$—	$—	$—
Loss on interest rate swaps, net of tax benefit	(3,804)	—	(3,804)	—
Accumulated derivative loss, at end of period	$(3,804)	$—	$(3,804)	$—

In accordance with ASC 815, the Company will reclassify all or a portion of the accumulated loss to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the three or nine months ended September 30, 2019. The Company does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.
Non-designated Foreign Currency Contracts
The Company uses foreign currency forward contracts as part of its strategy to manage exposure related to Euro denominated intercompany monetary assets and liabilities. The Company has not designated these forward contracts as hedging instruments. Accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in the condensed consolidated balance sheets, with changes in the fair value recorded in earnings as other income (expense), net in the condensed consolidated statements of operations. Cash flows from the settlement of these non-designated foreign currency contracts are reported in cash flows from investing activities. These currency forward contracts are entered into for periods consistent with currency transaction exposures, generally less than one year. At September 30, 2019 and December 31, 2018, the Company had outstanding contracts with a total notional value of $44.7 million and $43.8 million, respectively.
The following table provides a quantitative summary of the fair value of foreign currency contracts not designated as hedging instruments as of September 30, 2019 and December 31, 2018 (in thousands):

			Fair Value
Description	Designation	Balance Sheet Classification	September 30, 2019	December 31, 2018
Derivative assets:
Foreign currency contracts	Non-designated	Prepaid expenses and other current assets	$845	$—

Derivative liabilities:
Foreign currency contracts	Non-designated	Accrued expenses and other current liabilities	$—	$195

The following table summarizes the gains related to derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2019 and 2018 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Description	Location in Statement of Operations	2019	2018	2019	2018
Foreign currency contracts	Other income (expense), net	$2,055	$492	$2,842	$2,000

6. Fair Value of Financial Instruments
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
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows (in thousands):

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$38,878	$—	$—	$38,878	$156,200	$—	$—	$156,200
Foreign currency exchange contracts	—	845	—	845	—	—	—	—
Total	$38,878	$845	$—	$39,723	$156,200	$—	$—	$156,200
Liabilities:
Foreign currency exchange contracts	$—	—	$—	$—	$—	$195	$—	$195
Interest rate swap agreements	—	5,037	—	5,037	—	—	—	—
Total	$—	$5,037	$—	$5,037	$—	$195	$—	$195

The Company’s investments in money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company's foreign currency exchange contracts are classified as Level 2 within the fair value hierarchy as they are valued using professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The Company's interest rate swap agreements are classified as Level 2 within the fair value hierarchy as they are based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments. No assets or liabilities are classified as Level 3 within the fair value hierarchy.
The Company estimates the fair value of its Convertible Notes and Term Loans using quoted market prices in inactive markets on the last trading day of the reporting period. The Convertible Notes and Term Loans have been classified as Level 2 within the fair value hierarchy.
The principal amount, carrying value (the carrying value of the Convertible Notes excludes the equity component) and related estimated fair value of the Company's Convertible Notes and Term Loans reported in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019			December 31, 2018
	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Convertible notes	$143,750	$123,563	$136,918	$143,750	$118,305	$168,287
Term loans	$485,000	$467,226	$485,000	$—	$—	$—

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
During the three months ended September 30, 2019, the Company recorded an intangible asset impairment charge of $6.0 million related to the discontinuation of the virtual server edition of the Company's server backup product and determined that the underlying code would no longer be utilized. The Company recorded the impairment charge in the cost of services revenue caption in the condensed consolidated statements of operations.
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
7. Acquisitions
Acquisition-Related Expenses
In the nine months ended September 30, 2019 and 2018, acquisition-related expenses were $9.9 million and $5.7 million, respectively. There were no acquisition-related expenses for the three months ended September 30, 2019, and acquisition-related expenses for the three months ended September 30, 2018 were $0.2 million. Acquisition-related expenses have been included primarily in general and administrative expenses in the condensed consolidated statements of operations. The Company's current year acquisition costs relate to the acquisition of Webroot and the prior year acquisition costs relate to the acquisition of Mozy, Inc. ("Mozy"), as discussed below.
2019 Acquisition
On February 7, 2019, the Company entered into an agreement and plan of merger (the "Agreement") to acquire Webroot. Pursuant to the Agreement, on March 26, 2019, the Company completed the acquisition of all of the issued and outstanding capital stock of Webroot, a next-generation online and cloud-based security and threat intelligence provider for consumers and businesses, for a purchase price of $621.7 million in cash, net of cash acquired and working capital adjustments. The purchase price was funded with cash on hand and funds secured under a new credit facility (refer to Note 16 - Borrowings and Credit Arrangements). The acquisition of Webroot has been accounted for as a business combination and the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.
The purchase price allocation is considered preliminary, and additional adjustments may be recorded during the measurement period in accordance with FASB’s guidance regarding business combinations. The purchase price allocation will be finalized as the Company receives additional information relevant to the acquisition related to the deferred tax assets and liabilities. During the second and third quarters of 2019, the Company recorded measurement period adjustments in its condensed consolidated balance sheet associated with receiving additional information regarding the opening balance sheet as of March 26, 2019, the date of acquisition. The measurement period adjustments resulted in an increase in goodwill of $1.7 million with the offset to various assets and liabilities, including an increase in intangible assets of $6.1 million.

The following tables summarize the preliminary purchase price allocation, which reflects the measurement period adjustments recorded in the second and third quarters of 2019 (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$621,703
Fair value of total acquisition consideration	$621,703

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$18,951
Prepaid and other current assets	12,137
Property and equipment	11,949
Right-of-use lease assets	27,892
Other assets	4,998
Intangible assets	326,252
Goodwill	388,113
Total assets acquired	790,292
Accounts payable	(3,786)
Accrued liabilities	(21,556)
Deferred revenues	(58,108)
Long-term lease liabilities	(28,304)
Deferred tax liability	(53,844)
Other long-term liabilities	(2,991)
Net assets acquired	$621,703

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
In connection with the acquisition of Webroot, goodwill of $388.1 million was recognized for the excess purchase price over the fair value of the net assets acquired. The goodwill related to the acquisition arises from the ability of the Company to leverage its technology in the broader market, as well as offering cross-selling market exposure opportunities. Goodwill from the acquisition of Webroot is included within the Company’s one reporting unit and will be included in the annual review for impairment. Goodwill is not deductible for tax purposes as this acquisition was a stock purchase.
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

For the three and nine months ended September 30, 2019, the operating results of Webroot, which are included in the Company's condensed consolidated statements of operations since the date of acquisition, are comprised of $52.4 million and $101.7 million of revenue and $43.3 million and $89.8 million of expenses, excluding amortization expense, respectively.
Pro Forma Financial Information
The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Webroot for the nine month periods ended September 30, 2019 and 2018 and the three month period ended September 30, 2018 as if the acquisition of Webroot had been completed on January 1, 2018. There was no pro forma impact during the three months ended September 30, 2019. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustment for deferred revenue, additional annual interest expense resulting from interest on the Company's new credit facility (as further described in Note 16 - Borrowings and Credit Arrangements) to finance the acquisition of Webroot, reversal of depreciation expense resulting from the application of fair value measurement to acquired property and equipment, reversal of interest income earned from cash on hand used to fund the acquisition, adjustments for share-based compensation, adjustments for contract costs in connection with the adoption of Topic 606, and adjustments relating to the tax effect of combining the Carbonite and Webroot businesses.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2019	2018
Pro forma revenue	$128,079	$384,389	$358,356
Pro forma net loss	$(9,992)	$(20,068)	$(32,451)
Pro forma net loss per common share:
Basic and diluted	$(0.30)	$(0.58)	$(1.08)

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

The following table summarizes the final purchase price allocation (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$144,597
Fair value of total acquisition consideration	$144,597

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$1,629
Prepaid and other current assets	872
Property and equipment	7,169
Other assets	242
Intangible assets	96,400
Goodwill [1]	76,207
Total assets acquired	182,519
Accounts payable	(141)
Accrued liabilities	(417)
Deferred revenues	(19,740)
Deferred tax liability [1]	(17,624)
Net assets acquired	$144,597

(1) In the third quarter of 2019, the Company made adjustments to goodwill to correct the classification of the deferred tax liability recorded in connection with the acquisition.

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

Pro Forma Financial Information
The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Mozy for the nine month period ended September 30, 2018 as if the acquisition of Mozy had been completed on January 1, 2018. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, fair value adjustment for deferred revenue, additional annual interest expense resulting from interest on the previous revolving credit facility to finance the acquisition of Mozy, reversal of depreciation expense resulting from the application of fair value measurement to acquired property and equipment and adjustments relating to the tax effect of combining the Carbonite and Mozy businesses.
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

Nine Months Ended September 30,
2018
Pro forma revenue	$234,450
Pro forma net income	$9,981
Pro forma net income per common share:
Basic	$0.33
Diluted	$0.30

8. Goodwill and Acquired Intangible Assets
The following is a rollforward of the Company's goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2018	$155,086
Goodwill acquired	388,113
Other adjustments	1,454
Effect of foreign exchange rates	(696)
Balance as of September 30, 2019	$543,957

Goodwill acquired relates to the 2019 acquisition of Webroot described in Note 7 - Acquisitions. During 2019, the Company also made other adjustments to goodwill to correct the classification of the deferred tax liability recorded in connection with the Mozy acquisition.
Acquired intangible assets consist of the following (in thousands):

		September 30, 2019			December 31, 2018
	Weighted- Average Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Technology-related	6.0	$179,342	$46,755	$132,587	$59,018	$26,551	$32,467
Customer relationships	9.5	272,747	32,881	239,866	96,997	13,398	83,599
Trade names	3.8	22,068	5,526	16,542	3,752	1,855	1,897
Internal-use technology	2.0	3,752	961	2,791	—	—	—
Total	5.3	$477,909	$86,123	$391,786	$159,767	$41,804	$117,963

The Company recorded amortization expense of $19.2 million and $8.2 million for the three months ended September 30, 2019 and 2018, respectively; and $45.6 million and $19.6 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization relating to developed technology is recorded within a separate line within cost of revenue and amortization of customer relationships, trade names and internal-use technology are recorded within a separate line within operating expenses.
Future estimated amortization expense of acquired intangibles as of September 30, 2019 is as follows (in thousands):

Remainder of 2019	$18,748
2020	69,093
2021	64,593
2022	55,889
2023	47,790
Thereafter	135,673
Total	$391,786

9. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows (in thousands):

	September 30, 2019	December 31, 2018
Accrued interest	$6,732	$980
Accrued consulting and professional fees	4,810	3,103
Accrued sales and marketing	2,486	1,606
Accrued hosting	2,204	764
Accrued tax liabilities	1,832	4,588
Accrued facilities	485	1,807
Accrued other expenses	6,677	2,801
Total accrued expenses	25,226	15,649

Current portion of long-term lease liabilities	7,273	—
Derivative liability	—	195
Total other current liabilities	7,273	195

Total accrued expenses and other current liabilities	$32,499	$15,844

10. Stockholders' Equity
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
The Company did not make any repurchases under the programs during the nine months ended September 30, 2019 and 2018. At September 30, 2019, approximately $28.5 million remained available under the Company's share repurchase program.
11. Stock-based Awards
Employee Stock Purchase Plan
On May 18, 2017, the Company's stockholders approved the 2017 ESPP. Under the 2017 ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at the lesser of 85% of the beginning or ending withholding period fair market value as defined in the 2017 ESPP. There are two six-month withholding periods in each fiscal year. As of September 30, 2019, rights to acquire 346,984 shares of common stock were available for issuance under the 2017 ESPP.

Stock-based Compensation Expense
Stock-based compensation is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$527	$416	$1,429	$1,154
Research and development	2,201	1,022	4,758	2,756
General and administrative	1,413	2,656	5,661	7,274
Sales and marketing	1,147	889	3,157	2,277
Total stock-based compensation expense	$5,288	$4,983	$15,005	$13,461

12. Income Taxes
The Company's effective income tax rates were 17.4% and 65.2% for the three months ended September 30, 2019 and 2018, respectively. The Company's effective income tax rates were 39.2% and 198.7% for the nine months ended September 30, 2019 and 2018, respectively. The Company's effective income tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies. For the nine months ended September 30, 2019 and 2018, the effective income tax rate varied from the statutory income tax rate primarily due to the release of U.S. valuation allowance as a result of the acquisitions of Webroot and Mozy, respectively. The tax benefit recognized during the nine months ended September 30, 2019 and 2018, consists of a tax benefit for a U.S. valuation allowance release that is partially offset by foreign tax expense.
The Company's effective income tax rate in the three and nine months ended September 30, 2019 differed from the three and nine months ended September 30, 2018, primarily due to the amount of valuation allowance that was released related to acquired intangibles and changes to the loss from operations before income taxes. The U.S. net deferred tax liability primarily relates to non-tax deductible intangible assets recognized in the financial statements which generate a deferred tax liability. The net deferred tax liability established represents a source of income and provides evidence of the realizability of previously unrecognized deferred tax assets in the U.S. Therefore, the Company has recorded a discrete tax benefit of $6.8 million and $16.2 million in the nine months ended September 30, 2019 and 2018, respectively, for the release of valuation allowance related to the deferred tax liability recorded in purchase accounting. The U.S. no longer maintains a full valuation allowance as it is in a net deferred tax liability position with the addition of Webroot to the U.S. combined group. As of September 30, 2019, the Company maintained a valuation allowance of $2.1 million related specifically to deferred tax assets for state research and development credits for which the realizability remains uncertain.
13. Leases
The Company leases office space to support business activities such as information technology, research and development, product support, development and management, sales and general administration. The Company also leases data center space to store and protect customer data. The Company's office leases expire at varying dates through December 31, 2029. The Company's data center leases expire at varying dates through August 31, 2023.
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
As of September 30, 2019, right-of-use lease assets were $44.8 million and lease liabilities were $50.7 million. Of the total lease liabilities as of September 30, 2019, $7.3 million were classified as current.
For the three and nine months ended September 30, 2019, the components of lease expense were as follows:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(in thousands)	Office Leases	Data Center Leases	Total	Office Leases	Data Center Leases	Total
Operating lease costs	$2,278	$881	$3,159	$5,413	$2,711	$8,124
Variable lease costs	792	551	1,343	1,872	1,738	3,610
Short-term lease costs	220	299	519	701	764	1,465
Total lease costs	$3,290	$1,731	$5,021	$7,986	$5,213	$13,199

For the nine months ended September 30, 2019, cash flows related to leases were as follows:

(in thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Office leases	$6,102
Data center leases	2,735
$8,837
Right-of-use assets obtained in exchange for lease obligations[1]:
Office leases	$42,946
Data center leases	7,775
$50,721

(1) Includes the impact of Topic 842 adoption and leases recorded as part of the Webroot acquisition.

The following table summarizes the weighted average remaining lease terms and discount rates associated with the Company's leases as of September 30, 2019:

	Office Leases	Data Center Leases
Operating Leases:
Weighted average remaining lease term (in years)	7.1	2.7
Weighted-average discount rate	6.62%	5.99%

Maturity of lease liabilities under all operating leases as of September 30, 2019, are as follows (in thousands):

Years Ended December 31,	Office Leases	Data Center Leases	Total Undiscounted Cash Flows
Remainder of 2019	$935	$625	$1,560
2020	9,563	2,495	12,058
2021	5,963	2,252	8,215
2022	8,633	946	9,579
2023	7,651	145	7,796
Thereafter	26,407	—	26,407
Total lease payments	59,152	6,463	65,615
Less: imputed interest	14,445	493	14,938
Total lease liabilities	$44,707	$5,970	$50,677

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

Rent expense was $2.1 million and $6.6 million for the three and nine months ended September 30, 2018, respectively. As of December 31, 2018, $4.5 million was included in accrued expenses and other current liabilities and other long-term liabilities related to deferred rent.
14. Commitments and Contingencies
Other Non-cancellable Commitments
As of September 30, 2019, the Company had non-cancellable commitments to vendors primarily consisting of hosted software, consulting, advertising, marketing and broadband services contracts, as follows (in thousands):

Years Ended December 31,
Remainder of 2019	$14,408
2020	10,088
2021	4,358
2022	1,667
Total	$30,521

Litigation
On October 14, 2019, a purported stockholder of the Company filed a putative shareholder derivative complaint against certain current and former Carbonite officers and directors. In the United States District Court for the District of Massachusetts captioned Valerie Cosgrove, Derivatively on Behalf of Carbonite, Inc. v Mohamad S. Ali, Anthony Folger, Stephen Munford, Linda Connly, Scott A. Daniels, David Friend, Charles F. Kane, Todd Krasnow, Marina Levinson, and Carbonite, Inc. as Nominal Defendant (No. 1:19-cv-12124-LTS) (the “Derivative Complaint”). The Derivative Complaint makes allegations similar to those in the Securities Complaints described below. In particular, the Derivative Complaint claims that, between February 7, 2019 and the present, certain officers and directors (i) made, or caused to be made, false and misleading statements, (ii) breached their fiduciary duties to Carbonite, (iii) caused corporate assets to be wasted, and (iv) were unjustly enriched. The Derivative Complaint seeks equitable relief as well as unspecified damages and restitution. On October 25, 2019, a substantially similar putative shareholder derivative complaint was filed in the same court and captioned Michael Randolph, Derivatively on Behalf of Carbonite, Inc. v Mohamad S. Ali, Anthony Folger, Stephen Munford, Linda Connly, Scott Daniels, David Friend, Charles Kane, Todd Krasnow, Marina Levinson, and Carbonite, Inc. as Nominal Defendant (No. 1:19-cv-12212-PBS). In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of these actions and is unable to reasonably estimate the amount or range of loss, if any, that could result from these proceedings.
On August 1, 2019, a purported stockholder of the Company filed a putative class action complaint against the Company, our former Chief Executive Officer and our Chief Financial Officer in the United States District Court for the District of Massachusetts captioned Ruben A. Luna, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11662-LTS). The complaint alleges violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  The complaint generally alleges that the defendants made materially false and misleading statements in connection with the Company’s Server Backup VM Edition, and seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. On August 23, 2019, a nearly identical complaint was filed in the same court captioned William Feng, Individually and on Behalf of All Others Similarly Situated v. Carbonite, Inc., Mohamad S. Ali, and Anthony Folger (No. 1:19-cv-11808-LTS) (together with the Luna Complaint, the “Securities Complaints”). On September 30, 2019, five plaintiffs filed competing motions to consolidate the Securities Complaints and to appoint a lead plaintiff and lead plaintiff’s counsel. Between October 3, 2019 and October 15, 2019, one plaintiff withdrew its motion, three plaintiffs filed notices of non-opposition, and one plaintiff filed an opposition to the competing lead plaintiff motions. The court has not yet appointed a lead plaintiff or lead counsel. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of these actions and is unable to reasonably estimate the amount or range of loss, if any, that could result from these proceedings.
On February 27, 2017, a non-practicing entity named Realtime Data LLC (“Realtime Data”) filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of the Company’s cloud storage services infringe upon certain patents held by Realtime Data. Realtime Data’s complaint against the Company sought damages in an unspecified amount and injunctive relief. On December 19, 2017, the U.S. District Court for the Eastern District of Texas transferred the case to the U.S District Court for the District of Massachusetts. Realtime Data has also filed numerous other patent suits on the asserted patents against other companies around the country. In one of those suits, filed in the U.S. District Court for the District of Delaware, the Delaware Court on July 29, 2019 dismissed the lawsuit after declaring invalid three of the four patents asserted by Realtime Data against the Company. By way of Order dated August 19, 2019, the U.S. District Court for the District of Massachusetts stayed the action against the Company pending appeal of the dismissal in the Delaware lawsuit. As to the fourth patent, the U.S. Patent & Trademark Office Patent Trial and Appeal Board on September 24, 2019 invalidated certain claims of that patent. No trial date has been set in the action against the Company. The Company is defending itself vigorously. The Company has not accrued a loss contingency related to this matter because litigation related to a non-practicing entity is inherently unpredictable. Although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and the Company remains unable to reasonably estimate a possible loss or range of loss associated with this litigation.
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
15. Restructuring
During the nine months ended September 30, 2019, the Company incurred $0.7 million in employee severance restructuring charges as a result of the acquisition of Webroot.

The following table summarizes the Company's restructuring activities for the nine months ended September 30, 2019 (in thousands):

Employee Severance and Related Costs
Accrued restructuring as of December 31, 2018	$—
Charges	702
Cash payments	(702)
Accrued restructuring as of September 30, 2019	$—

In October 2017, the Company initiated a restructuring program ("2017 Plan") to streamline operations and reduce operating costs. The 2017 plan was completed in the fourth quarter of 2018. The Company incurred restructuring charges totaling $1.8 million related to employee severance under the 2017 plan. Of these charges, $1.3 million were incurred in the nine months ended September 30, 2018.
16. Borrowings and Credit Arrangements
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
Upon execution of the Credit Agreement, the Company terminated its previously executed revolving credit facility entered into on March 19, 2018 (the "2018 Revolver"). In accordance with ASC 470-50, Debt Modifications and Exchanges, during the nine months ended September 30, 2019, the Company wrote off $0.8 million of unamortized debt issuance costs associated with the 2018 Revolver, which is included within interest expense on the condensed consolidated statement of operations.
Term Loans
The Term Loans were issued at 99.0% of their face amount and will mature on the earlier of March 26, 2026 or, 91 days prior to the maturity of the Company’s outstanding Convertible Notes, to the extent that, on such date: (1) the Convertible Notes have not been repurchased (and cancelled), redeemed, defeased, repaid, satisfied and discharged or refinanced, (2) the maturity date of the Convertible Notes has not been extended beyond June 26, 2026, and (3) the Company's liquidity is not in excess of the amount required to repay the Convertible Notes at such time plus $20.0 million.
The Term Loans bear interest at a variable rate calculated as LIBOR plus an applicable margin, as defined in the Credit Agreement. As of September 30, 2019, the interest rate was 6.006%. The Company entered into an interest rate swap agreement, effective July 31, 2019, where the variable rates due under the Term Loans are exchanged for a fixed rate. Refer to Note - 5 Derivative Financial Instruments for additional information on the interest rate swaps.
On May 28, 2019 and July 31, 2019, the Company made principal payments in the amounts of $55.0 million and $10.0 million, respectively.
As of September 30, 2019 the Term Loans consisted of the following:

September 30, 2019
Principal	$485,000
Less: debt issuance costs	(3,652)
Less: debt discount	(14,122)
Long-term debt, net	$467,226

Revolving Credit Facility
The 2019 Revolver matures on the earlier of March 26, 2024 or, 91 days prior to the maturity of the Company’s outstanding Convertible Notes, to the extent that, on such date: (1) the Convertible Notes have not been repurchased (and cancelled), redeemed, defeased, repaid, satisfied and discharged or refinanced, (2) the maturity date of the Convertible Notes has not been extended beyond June 26, 2024, and (3) the Company's liquidity is not in excess of the amount required to repay the Convertible Notes at such time plus $20.0 million.
Borrowings under the 2019 Revolver bear interest at a variable rate calculated as LIBOR plus an applicable margin, as defined in the Credit Agreement. The 2019 Revolver contains a financial covenant ratio that the Company must satisfy as of the end of any fiscal quarter when borrowings under the facility exceed a specified percentage of the total availability. As of September 30, 2019, the Company had no outstanding borrowings under the 2019 Revolver.
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
The Convertible Notes consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Liability component:
Principal	$143,750	$143,750
Less: debt issuance costs	(455)	(573)
Less: debt discount	(19,732)	(24,872)
Net carrying amount	$123,563	$118,305
Equity component	$31,451	$31,451

For the three and nine months ended September 30, 2019 and 2018, the Company incurred total interest expense associated with the Convertible Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense related to contractual interest coupon	$898	$898	$2,695	$2,695
Interest expense related to accretion of the discount	1,757	1,611	5,140	4,712
Interest expense related to debt issuance costs	41	37	118	109
Total	$2,696	$2,546	$7,953	$7,516

The effective interest rate on the Convertible Notes, including amortization of debt issuance costs and accretion of the discount, is 8.7%. At September 30, 2019, the conversion option value of the Convertible Notes does not exceed their principal amount since the closing market price of the Company's common stock does not exceed the conversion rate. As of September 30, 2019, the Convertible Notes were not convertible.
17. Subsequent Events
On November 10, 2019, the Company entered into a definitive agreement to be acquired by OpenText. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Merger Sub will commence a tender offer (the “Offer”) no later than November 25, 2019, to acquire all of the outstanding shares of common stock of the Company, $0.01 par value per share (the “ Shares”), at an offer price of $23.00 per Share in cash (the “Offer Price”).
The obligation of Merger Sub to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including the tender of at least one share more than a majority of our outstanding Shares in the Offer; receipt of applicable regulatory approvals and other customary conditions set forth in the
Merger Agreement. If the agreement is terminated under specified circumstances, the Company may be required to pay OpenText a termination fee.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. Forward-looking statements in this document include, among other things, statements about the potential benefits of the proposed acquisition, Carbonite’s and OpenText’s plans, objectives, expectations and intentions, and the anticipated timing of closing of the proposed acquisition. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks related to the satisfaction or waiver of the conditions to closing the proposed acquisition (including the failure to obtain necessary regulatory approvals) in the anticipated timeframe or at all, including uncertainties as to how many of Carbonite’s stockholders will tender their shares in the tender offer and the possibility that the acquisition does not close; the possibility that competing offers may be made; risks related to obtaining the requisite consents to the acquisition, including, without limitation, the timing (including possible delays) and receipt of regulatory approvals from various governmental entities (including any conditions, limitations or restrictions placed on these approvals and the risk that one or more governmental entities may deny approval); risks related to the ability to realize the anticipated benefits of the proposed acquisition, including the possibility that the expected benefits and accretion from the proposed acquisition will not be realized or will not be realized within the expected time period; the risk that the businesses will not be integrated successfully; risks related to our ability to integrate the Webroot acquisition or other acquisitions into our operations and achieve the expected benefits of such acquisitions, our ability to profitably attract new customers and retain existing customers, our dependence on the market for cloud backup services, our ability to manage growth, changes in economic or regulatory conditions or other trends affecting the Internet and the information technology industry, and those discussed in the section titled “Risk Factors” included herein, in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2019 filed with the SEC on May 10 and August 6, 2019, respectively. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview
We provide a robust data protection platform for businesses, including backup, disaster recovery, high availability and workload migration technology. The Carbonite data protection platform supports businesses on a global scale with secure cloud infrastructure.
In March 2019, we acquired Webroot, a next-generation cloud-based security and threat intelligence provider for consumers and businesses, for a purchase price of $621.7 million in cash, net of cash acquired. Webroot is a leading security provider for managed service providers to protect small businesses, who rely on Webroot for endpoint and network protection, as well as security awareness training. In connection with the acquisition of Webroot, we entered into a credit agreement (the "Credit Agreement") with Barclays Bank PLC as administrative agent and certain other lenders, for a seven-year $550.0 million senior secured term loan facility (the "Term Loans") and a five-year senior secured revolving credit facility of $130.0 million (the "2019 Revolver").
We continue to invest in strategic acquisitions and integrate these acquisitions into our portfolio of technology solutions in order to expand our addressable market, increase our strategic importance to customers and position ourselves as a leader in the endpoint and data protection markets.
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
We invest in customer acquisition because the market for our solutions is highly competitive. We support our sales network with a marketing approach that leverages our growing brand awareness to generate broad market demand. Our marketing efforts are designed to attract prospective customers and enroll them as paying customers. We pursue this goal by developing relationships and communicating the benefits of our solutions through free trials or immediate sales.
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
Our Business Model
As the majority of our business is driven by subscription services, we evaluate the profitability of a customer relationship over the life of the customer relationship. We generally incur customer acquisition costs and capital equipment costs in advance of subscriptions while recognizing revenue ratably over the term of the subscriptions. As a result, a customer relationship may not be profitable or result in positive cash flow at the beginning of the subscription period, even though it may be profitable or result in positive cash flow over the life of the customer relationship. While we offer monthly, annual and multi-year subscription plans, a majority of our customers are currently on annual subscription plans. The annual or multi-year commitments of our customers enhance management’s visibility into revenue and charging customers at the beginning of the subscription period provides working capital.
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
"Adjusted EBITDA" is a financial metric that is not calculated in accordance with GAAP. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Refer to Other Financial Data section for a reconciliation to the most comparable financial measure presented in accordance with GAAP.

Our key business metrics are as follows:

•
Annual retention rate. We calculate annual retention rate as the percentage of subscription customers on the last day of the prior year who remain customers on the last day of the current year, or for quarterly presentations, the percentage of customers on the last day of the comparable quarter in the prior year who remain customers on the last day of the current quarter. Our management uses these measures to determine the stability of our customer base and to evaluate the lifetime value of our customer relationships. The annual retention rates for the three and nine months ended September 30, 2019 exclude customers from our recent Webroot acquisition.

•
Renewal rate. We define renewal rate for a period as the percentage of customers who renew annual or multi-year subscriptions that expire during the period presented. Our management uses this measure to monitor trends in customer renewal activity. The renewal rates for the three and nine months ended September 30, 2019 exclude customers from our recent Webroot acquisition.

•
Adjusted EBITDA. We calculate adjusted EBITDA by excluding the impact of interest expense, net, income taxes, depreciation, amortization, purchase accounting adjustments on acquired deferred revenue, stock-based compensation expense, litigation-related expense, restructuring-related expense, CEO recruitment expense, intangible asset impairment charges, and acquisition-related expense from net income (loss).

Subscription renewals may vary during the year based on the date of our customers’ original subscriptions. As we recognize subscription revenue ratably over the subscription period, this generally has not resulted in a material seasonal impact on our revenue but may result in material monthly and quarterly variances in one or more of the key business metrics described above.
Performance Highlights
For the three and nine months ended September 30, 2019 and 2018, we had the following results:

•
Revenue for the three months ended September 30, 2019 was $125.6 million, an increase of 62% from $77.7 million for the three months ended September 30, 2018. Revenue for the nine months ended September 30, 2019 was $328.3 million, an increase of 50% from $219.4 million for the nine months ended September 30, 2018.

•
Cash flow from operations for the three months ended September 30, 2019 was $29.3 million, compared to $17.0 million for the three months ended September 30, 2018. Cash flow from operations for the nine months ended September 30, 2019 was $68.3 million, compared to $33.8 million for the nine months ended September 30, 2018.

•
Net loss for the three months ended September 30, 2019 was $(14.0) million, compared to net income of $0.6 million for the three months ended September 30, 2018. Net loss for the nine months ended September 30, 2019 was $(23.2) million, compared to net income of $6.8 million for the nine months ended September 30, 2018.

The following table presents our performance highlights for certain non-GAAP and other key metrics for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except percentage data)
Key metrics[1]:
Annual retention rate[2]	84%	86%	84%	86%
Renewal rate[2]	84%	84%	83%	84%
Adjusted EBITDA	$40,157	$23,036	$104,123	$56,206

(1) See the Key Business Metrics section above for the definition of these key metrics and refer to the Other Financial Data section below for the reconciliation of adjusted EBITDA to net (loss) income.

(2) Excludes customers from our recent acquisition of Webroot.
Adjusted EBITDA increased $17.1 million and $47.9 million for the three and nine month periods ended September 30, 2019 compared to the corresponding periods in 2018, respectively, primarily as a result of our recent acquisitions.

Key Components of our Consolidated Statements of Operations
Revenue
Services. Services revenues consist of SaaS and HaaS offerings, M&S services and professional services consisting of implementation, training, migration, protection and consulting. Revenues related to the SaaS and HaaS offerings are recorded over the performance period of the services. M&S services generally consist of telephone, email, or live chat support, as well as updates and upgrades to the software licenses on an if and when available basis. Revenues from M&S services are recorded ratably over the time of performance. Professional service revenue is recognized over time as services are delivered.
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
Cost of revenue
Services. Cost of services revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, depreciation of equipment, rent, utilities and broadband, equipment maintenance, hosting fees, software license fees, and allocated overhead. The expenses associated with hosting our services and supporting our customers are related to the number of customers and the complexity of our services and hosting infrastructure. Our cost of storage, on a per gigabyte (GB) basis has decreased over time due to decreases in storage prices and realizing greater efficiency in our data center operations. We have also experienced a downward trend in the cost of storage equipment and services, which we expect will continue in the future. Over the long term, we expect these expenses to increase in absolute dollars, but decrease as a percentage of revenue due to improved efficiencies in supporting customers.
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
Operating expenses
Research and development. Research and development expenses consist primarily of wages and benefits for development personnel, third-party outsourcing costs, hosting fees, consulting fees, rent, and depreciation. We focus our research and development efforts on enhancing our existing products and improving their ease of use, as well as developing new products. These efforts often result in updated versions, while not changing the underlying technology. We expect that research and development expenses will increase in absolute dollars on an annual basis with the acquisition of Webroot and as we continue to enhance and expand our services.
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

Restructuring charges. Restructuring charges are related to reorganization efforts, the consolidation of certain operations, as well as the disposal of certain assets. See Note 15 - Restructuring to our consolidated financial statements included in this Quarterly Report for additional information.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(% of total revenue)
Consolidated statements of operations data:
Revenue:
Services	94.6%	90.5%	92.8%	88.3%
Product	5.4	9.5	7.2	11.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Services	24.2	22.0	21.8	23.2
Product	0.4	0.5	0.4	0.6
Amortization of intangible assets	7.2	5.6	6.5	5.0
Total cost of revenue	31.8	28.1	28.7	28.8
Gross profit	68.2	71.9	71.3	71.2
Operating expenses:
Research and development	22.9	19.2	22.0	19.7
General and administrative	12.9	14.4	16.7	17.8
Sales and marketing	29.8	27.3	29.3	28.7
Amortization of intangible assets	8.1	5.0	7.4	3.9
Restructuring charges	—	0.4	0.2	0.6
Total operating expenses	73.7	66.3	75.6	70.7
(Loss) income from operations	(5.5)	5.6	(4.3)	0.5
Interest expense	(8.6)	(3.7)	(8.1)	(4.1)
Interest income	0.2	0.5	0.5	0.4
Other income (expense), net	0.5	(0.2)	0.3	—
(Loss) income before income taxes	(13.4)	2.2	(11.6)	(3.2)
(Benefit) provision for income taxes	(2.3)	1.4	(4.6)	(6.3)
Net (loss) income	(11.1)%	0.8%	(7.0)%	3.1%
Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Revenue:
Services	$118,824	$70,290	$48,534	69.0%	$304,758	$193,678	$111,080	57.4%
As a % of total revenue	94.6%	90.5%			92.8%	88.3%
Product	6,772	7,392	(620)	(8.4)%	23,563	25,764	(2,201)	(8.5)%
As a % of total revenue	5.4%	9.5%			7.2%	11.7%
Total revenue	$125,596	$77,682	$47,914	61.7%	$328,321	$219,442	$108,879	49.6%

Services revenue increased for the three month period ended September 30, 2019 compared to the corresponding period in 2018, primarily due to the full contribution of revenue from our Webroot offerings over the comparative period.
Services revenue increased for the nine month period ended September 30, 2019 compared to the corresponding period in 2018, primarily due to the contribution of revenue from our Webroot and Mozy offerings of $101.7 million and $5.3 million over the comparative period, respectively.
Product revenue decreased for the three and nine month periods ended September 30, 2019 compared to the corresponding periods in 2018, due to the timing and frequency of license sales.
Cost of revenue, gross profit, and gross margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Cost of revenue:
Services	$30,355	$17,094	$13,261	77.6%	$71,413	$50,782	$20,631	40.6%
Product	540	417	123	29.5%	1,363	1,348	15	1.1%
Amortization of intangible assets	9,072	4,317	4,755	110.1%	21,447	11,067	10,380	93.8%
Total cost of revenue	$39,967	$21,828	$18,139	83.1%	$94,223	$63,197	$31,026	49.1%
As a % of total revenue	31.8%	28.1%			28.7%	28.8%
Gross profit	$85,629	$55,854			$234,098	$156,245
Gross margin	68.2%	71.9%			71.3%	71.2%
Our total gross margin decreased for the three month period ended September 30, 2019, as compared to the three month period ended September 30, 2018, primarily due to an increase in cost of services, which includes a $6.0 million impairment charge related to the discontinuation of the virtual server edition of our server backup product, and amortization of developed technology intangible assets associated with Webroot. These costs were partially offset by an increase in service revenue associated with Webroot.
Our total gross margin increased slightly for the nine month period ended September 30, 2019, as compared to the nine month period ended September 30, 2018, driven principally by an increase in service revenue, partially offset by an increase in cost of services, which includes a $6.0 million impairment charge related to the discontinuation of the virtual server edition of our server backup product, and amortization of developed technology intangible assets associated with Webroot.
Cost of services revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Cost of services revenue	$30,355	$17,094	$13,261	77.6%	$71,413	$50,782	$20,631	40.6%
As a % of service revenue	25.5%	24.3%			23.4%	26.2%
As a % of total revenue	24.2%	22.0%			21.8%	23.2%
Components of cost of services revenue:
Personnel-related costs	$9,702	$7,048	$2,654	37.7%	$26,610	$21,137	$5,473	25.9%
Hosting, depreciation and facilities costs	10,396	7,147	3,249	45.5%	26,713	20,193	6,520	32.3%
Software, consulting and other	10,257	2,899	7,358	253.8%	18,090	9,452	8,638	91.4%
Total cost of services revenue:	$30,355	$17,094	$13,261	77.6%	$71,413	$50,782	$20,631	40.6%
Cost of services revenue increased for the three month period ended September 30, 2019, as compared to the three month period ended September 30, 2018, due to an intangible asset impairment charge of $6.0 million and $1.4 million in additional charges from the acquisition of Webroot included within software, consulting and other costs. Hosting, depreciation and facilities costs increased $4.5 million associated with the acquisition of Webroot, offset by $1.3 million in savings from a reduction in data center expenses to support our customers. There was also an increase personnel-related costs associated with the acquisition of Webroot.
Cost of services revenue increased for the nine month period ended September 30, 2019, as compared to the nine month period ended September 30, 2018, primarily related to an increase in hosting, depreciation and facilities costs of $8.6 million associated with the acquisition of Webroot, offset by $2.1 million in savings from a reduction in data center expenses to support our customers. There was also an increase software, consulting and other costs largely driven by an intangible asset impairment charge of $6.0 million and $3.0 million in charges related to the acquisition of Webroot. Personnel-related costs increased principally due to the acquisition of Webroot.
Cost of product revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Cost of product revenue	$540	$417	$123	29.5%	$1,363	$1,348	$15	1.1%
As a % of product revenue	8.0%	5.6%			5.8%	5.2%
As a % of total revenue	0.4%	0.5%			0.4%	0.6%
Cost of product revenue remained consistent for the three and nine month periods ended September 30, 2019, as compared to the three and nine month periods ended September 30, 2018.
Amortization of intangible assets

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Amortization of intangible assets	$9,072	$4,317	$4,755	110.1%	$21,447	$11,067	$10,380	93.8%
As a % of total revenue	7.2%	5.6%			6.5%	5.0%
Amortization of intangible assets increased for the three and nine month periods ended September 30, 2019, as compared to the corresponding periods in 2018, primarily due to an increase in developed technology amortization associated with the acquisition of Webroot.
Operating expenses
Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Research and development	$28,753	$14,914	$13,839	92.8%	$72,439	$43,152	$29,287	67.9%
As a % of total revenue	22.9%	19.2%			22.0%	19.7%
Components of research and development:
Personnel-related costs	$20,475	$10,550	$9,925	94.1%	$51,507	$31,250	$20,257	64.8%
Outside services and consulting costs	2,258	2,541	(283)	(11.1)%	6,666	6,161	505	8.2%
Hosting and other	6,020	1,823	4,197	230.2%	14,266	5,741	8,525	148.5%
Total research and development:	$28,753	$14,914	$13,839	92.8%	$72,439	$43,152	$29,287	67.9%

Research and development expenses increased for the three month period ended September 30, 2019, as compared to the three month period ended September 30, 2018, primarily as a result of additional personnel-related costs from the acquisition of Webroot. Hosting and other costs increased primarily due to the acquisition of Webroot.

Research and development expenses increased for the nine month period ended September 30, 2019, as compared to the nine month period ended September 30, 2018, primarily due to the acquisition of Webroot. Excluding the impact of the Webroot acquisition, research and development costs remained consistent over the comparative period.
General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
General and administrative	$16,226	$11,159	$5,067	45.4%	$54,782	$39,079	$15,703	40.2%
As a % of total revenue	12.9%	14.4%			16.7%	17.8%
Components of general and administrative:
Personnel-related costs	$9,072	$7,204	$1,868	25.9%	$26,724	$21,033	$5,691	27.1%
Professional fees	3,570	1,547	2,023	130.8%	17,699	10,284	7,415	72.1%
Consulting, taxes and other	3,584	2,408	1,176	48.8%	10,359	7,762	2,597	33.5%
Total general and administrative:	$16,226	$11,159	$5,067	45.4%	$54,782	$39,079	$15,703	40.2%
General and administrative expenses increased for the three month period ended September 30, 2019, as compared to the three month period ended September 30, 2018, primarily related to an increase in personnel-related costs and consulting, taxes and other costs due to the acquisition of Webroot. Professional fees increased primarily due to the acquisition and integration of Webroot of $1.4 million and CEO recruitment expense of $0.6 million. Excluding the impact of the Webroot acquisition, general and administrative costs remained consistent over the comparative period.
General and administrative expenses increased for the nine month period ended September 30, 2019, as compared to the nine month period ended September 30, 2018, primarily related to an increase in professional fees of $5.1 million from acquisition and integration related expenses, $1.8 million in other professional fees contributed by Webroot, and CEO recruitment expense of $0.6 million. Personnel-related costs and consulting, taxes and other increased primarily due to the acquisition of Webroot.
Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Sales and marketing	$37,417	$21,184	$16,233	76.6%	$96,127	$63,130	$32,997	52.3%
As a % of total revenue	29.8%	27.3%			29.3%	28.7%
Components of sales and marketing:
Personnel-related costs	$16,802	$9,671	$7,131	73.7%	$44,790	$29,146	$15,644	53.7%
Advertising costs	4,893	$4,327	566	13.1%	11,859	11,883	(24)	(0.2)%
Costs of credit card transactions and offering free trials	2,758	2,190	568	25.9%	7,719	6,652	1,067	16.0%
Marketing programs, consulting and other	12,964	4,996	7,968	159.5%	31,759	15,449	16,310	105.6%
Total sales and marketing:	$37,417	$21,184	$16,233	76.6%	$96,127	$63,130	$32,997	52.3%
Sales and marketing expenses increased for the three month period ended September 30, 2019, as compared to the three month period ended September 30, 2018 largely driven by the acquisition of Webroot. Excluding the impact of the Webroot acquisition, marketing programs, consulting and other costs increased $1.0 million in an effort to grow our channel, offset by a decrease in advertising costs of $1.4 million associated with a reduction in brand spend. Excluding the impact of the Webroot acquisition, personnel-related costs also increased $1.0 million.
Sales and marketing expenses increased for the nine month period ended September 30, 2019, as compared to the nine month period ended September 30, 2018 largely driven by the acquisition of Webroot. Excluding the impact of the Webroot acquisition, marketing programs, consulting and other costs increased $1.9 million in an effort to grow our channel, offset by a decrease in advertising costs of $3.7 million associated with a reduction in brand spend. Excluding the impact of the Webroot acquisition, personnel-related costs also increased $2.9 million.
Amortization of intangible assets

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Amortization of intangible assets	$10,134	$3,924	$6,210	158.3%	$24,199	$8,515	$15,684	184.2%
As a % of total revenue	8.1%	5.0%			7.4%	3.9%
Amortization of intangible assets increased for the three month period ended September 30, 2019, as compared to the three month period ended September 30, 2018, primarily due to an increase in customer relationship and trade name amortization associated with the acquisition of Webroot that occurred in March 2019.
Amortization of intangible assets increased for the nine month period ended September 30, 2019, as compared to the nine month period ended September 30, 2018, primarily due to an increase in customer relationship and trade name amortization associated with the acquisitions of Webroot and Mozy of $12.4 million and $2.8 million, respectively.
Restructuring

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Restructuring	$—	$357	$(357)	(100.0)%	$702	$1,260	$(558)	(44.3)%
As a % of total revenue	—%	0.4%			0.2%	0.6%

Restructuring charges for the three month period ended September 30, 2019 decreased as compared to the three month period ended September 30, 2018, related to lease exit charges incurred in the comparative period.

Restructuring expenses for the nine month period ended September 30, 2019, decreased as compared to the nine month period ended September 30, 2018. In the current year, restructuring charges were related to severance incurred as a result of the Webroot acquisition. The restructuring charges in the prior year were related to lease exit charges and the restructuring program initiated in October 2017 whereby we reduced our workforce in an effort to streamline operations and reduce operating costs.
(Loss) income from operations
Operating loss for the three and nine month periods ended September 30, 2019 increased compared to the operating income in the corresponding periods ended September 30, 2018, primarily as a result of increases in cost of revenue and operating expenses, offset by an increase in revenue.
Non-operating (expense) income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
Interest expense	$(10,795)	$(2,873)	$(7,922)	275.7%	$(26,650)	$(8,894)	$(17,756)	199.6%
As a % of total revenue	(8.6)%	(3.7)%			(8.1)%	(4.1)%
Interest income	$212	$390	$(178)	(45.6)%	$1,595	$803	$792	98.6%
As a % of total revenue	0.2%	0.5%			0.5%	0.4%
Other income (expense), net	$587	$(147)	$734	(499.3)%	$974	$48	$926	1,929.2%
As a % of total revenue	0.5%	(0.2)%			0.3%	—%
Interest expense increased for the three and nine month periods ended September 30, 2019, as compared to the three and nine month periods ended September 30, 2018, primarily due to interest expense associated with our new Term Loans.
Interest income was consistent for the three month period ended September 30, 2019 as compared to the three month period ended September 30, 2018.

Interest income increased for the nine month period ended September 30, 2019, as compared to the nine month period ended September 30, 2018, driven largely by higher average balances of our highly liquid investments.
Other income (expense), net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. Other income (expense), net increased for the three and nine month periods ended September 30, 2019 as compared to the three and nine month periods ended September 30, 2018, primarily due to exchange rate gains related to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions.
(Benefit) provision for income taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change
	(in thousands, except percentage data)
(Benefit) provision for income taxes	$(2,941)	$1,100	$(4,041)	(367.4)%	$(15,005)	$(13,777)	$(1,228)	8.9%
As a % of total revenue	(2.3)%	1.4%			(4.6)%	(6.3)%
The income tax benefit recorded in the nine month periods ended September 30, 2019 and 2018, are primarily composed of discrete tax benefits related to the acquisitions of Webroot and Mozy, respectively. As of September 30, 2019 and 2018, the Company released $6.8 million and $16.2 million of U.S. valuation allowance, respectively, related to net deferred tax liabilities recorded with the acquisitions in the respective periods. These net deferred tax liabilities relate to non-deductible intangible assets recognized in the financial statements and represent a source of income to provide evidence of realizability of previously unrecognized deferred tax assets in the U.S. The Company no longer maintains a full valuation allowance in the U.S., as it is in a net deferred tax liability position with the addition of Webroot (intangibles) to the U.S. combined group. As of September 30, 2019, we have maintained a U.S. valuation allowance of $2.1 million, specifically to offset deferred tax assets related to state research and development credits for which realizability remains uncertain. The additional income tax benefit recorded for the nine months ended September 30, 2019, is related to pre-tax book losses, while the additional income tax benefit for the nine months ended September 30, 2018, also relates to pre-tax book losses, but was partially offset with foreign income tax expense.
Other Financial Data
In addition to our results discussed above determined under GAAP, we believe that annual retention rate, renewal rate, and adjusted EBITDA are useful to investors in evaluating our operating performance. See the Performance Highlights section above for the table presenting certain non-GAAP and other operational metric performance highlights for the three and nine months ended September 30, 2019 and 2018. Management considers these financial and operating metrics critical to understanding our business, reviewing our historical performance, measuring and identifying current and future trends, and for planning purposes. Our management uses annual retention rate to determine the stability of our customer base and to evaluate the lifetime value of our customer relationships. As customers’ annual and multi-year subscriptions come up for renewal throughout the calendar year based on the dates of their original subscriptions, measuring retention on a trailing twelve month basis at the end of each quarter provides our management with useful and timely information about the stability of our customer base. Management uses renewal rate to monitor trends in customer renewal activity. Securities analysts also frequently use adjusted EBITDA as a supplemental measure to evaluate the overall performances of companies.
Adjusted EBITDA is a financial metric that is not calculated in accordance with GAAP. The table below provides a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
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

•	adjusted EBITDA does not reflect the non-cash components of employee compensation;

•	adjusted EBITDA does not reflect the impact of acquisition, litigation, CEO recruitment or restructuring costs;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and,

•	other companies in our industry may calculate adjusted EBITDA or similarly titled measures differently than we do, limiting their usefulness as comparative measures.
The following table presents a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net (loss) income	$(13,956)	$586	$(23,227)	$6,843
Adjustments:
Interest expense, net	10,583	2,483	25,055	8,091
Income tax (benefit) provision	(2,941)	1,100	(15,005)	(13,777)
Depreciation and amortization	23,471	11,859	57,685	29,622
EBITDA	17,157	16,028	44,508	30,779

Adjustments to EBITDA:
Fair value adjustment of acquired deferred revenue	9,448	1,427	24,738	4,425
Stock-based compensation expense	5,288	4,983	15,005	13,461
Litigation-related expense	88	22	259	85
Restructuring-related expense	—	357	702	1,260
Intangible asset impairment charges	6,000	—	6,000	—
Acquisition-related expense	1,572	219	12,307	6,196
CEO recruitment expense	604	—	604	—
Adjusted EBITDA	$40,157	$23,036	$104,123	$56,206
Liquidity and Capital Resources
As of September 30, 2019, we had cash and cash equivalents of $98.5 million, of which $68.0 million was held in the United States and $30.5 million was held by our international subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay non-U.S. withholding taxes upon repatriation in certain non-U.S. jurisdictions. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings to fund our foreign subsidiaries. Determination of the unrecognized deferred tax liability on unremitted earnings is not practical due to uncertainty regarding the remittance structure, the mix of earnings and earnings for profit pools in the year of remittance, and overall complexity of the calculation.

Sources of funds
We believe, based on our current operating plan, that our existing cash and cash equivalents, cash provided by operations and access to the revolving credit facility will be sufficient to meet our anticipated cash needs for the foreseeable future.
On March 26, 2019 the we entered into a credit agreement for a seven-year $550.0 million senior secured term loan facility (the "Term Loans") and a five-year secured revolving credit facility of $130.0 million (the "2019 Revolver"). Upon execution of the Credit Agreement, we terminated our previously executed revolving credit facility entered into on March 19, 2018. We have made principal payments on the Term Loans aggregating $65.0 million in the nine months ended September 30, 2019.
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
We plan to continue to use excess cash flow to pay down the principal on our Term Loans. Future capital expenditures will focus on acquiring additional data storage and hosting capacity and general corporate infrastructure. We are not currently party to any purchase contracts related to future capital expenditures, other than short-term purchase orders.

Cash flows
The following table summarizes our net cash inflows (outflows) for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$68,288	$33,814
Net cash used in investing activities	$(629,272)	$(158,424)
Net cash provided by financing activities	$464,997	$197,570
Operating activities
Our cash flows from operating activities are significantly influenced by the amount of our net (loss) income, growth in sales and customer growth, changes in working capital accounts, the timing of prepayments and payments to vendors, add-backs of non-cash expense items such as depreciation and amortization, and stock-based compensation expense.
In the nine months ended September 30, 2019, cash provided by operating activities was $68.3 million, which was driven by an increase in deferred revenue of $17.1 million and a net adjustment for non-cash charges of $77.2 million, primarily comprised of $57.7 million of depreciation and amortization, $15.0 million of stock-based compensation expense, $6.3 million of non-cash interest expense related to the amortization of debt discount, $6.0 million of intangible asset impairment charges,

$5.8 million in amortization of right-of-use lease assets, $2.2 million in amortization of deferred costs, partially offset by a $15.2 million benefit for deferred income taxes, and other non-cash items net of $0.6 million. There were further cash inflows from a $8.5 million change in working capital offset by our net loss of $23.2 million and a $11.3 million decrease in other assets and liabilities.
In the nine months ended September 30, 2018, cash provided by operating activities was $33.8 million, which was driven by our net income of $6.8 million, an increase in deferred revenue of $9.8 million and a net adjustment for non-cash charges of $33.7 million, primarily comprised of $29.6 million of depreciation and amortization, $13.5 million of stock-based compensation expense, $4.7 million of non-cash interest expense related to the amortization of debt discount, $0.7 million related to a capitalized software impairment, and $1.5 million in amortization of deferred costs, and other non-cash items of $0.2 million, partially offset by $16.3 million benefit for deferred income taxes and $0.2 million gain on disposal of equipment. These cash inflows were partially offset by a $11.8 million change in working capital and a $4.7 million decrease in other assets and liabilities.
Investing activities
In the nine months ended September 30, 2019, cash used in investing activities was $629.3 million, which was primarily driven by our payment of $621.7 million, net of cash acquired, in connection with the acquisition of Webroot, capital expenditures of $9.5 million, and partially offset by proceeds from the maturities of derivatives of $1.8 million and proceeds from the sale of property and equipment and businesses of $0.1 million.
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
Financing activities
In the nine months ended September 30, 2019, cash provided by financing activities was $465.0 million, which was primarily driven by proceeds from long-term borrowings under our Term Loans of $529.0 million, proceeds from the exercise of stock options of $0.3 million and proceeds from issuance of treasury stock under the employee stock purchase plan of $1.6 million, partially offset by principal payments on our Term Loans of $65.0 million and payments of withholding taxes in connection with restricted stock activity of $0.9 million.
In the nine months ended September 30, 2018, cash provided by financing activities was $197.6 million, which was primarily driven by $199.3 million in proceeds from the issuance of common stock from our secondary offering, $88.1 million proceeds from long-term borrowings, net of debt issuance costs, $1.2 million in proceeds from issuance of treasury stock under the employee stock purchase plan, and $1.1 million proceeds from exercise of stock options, partially offset by $90.0 million payment on our 2018 Revolver and $2.1 million payments of withholding taxes in connection with restricted stock vesting.
Off-balance sheet arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements.
Contractual commitments and obligations
The disclosure of our contractual commitments and obligations was reported in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019. There have been no material changes from the contractual commitments and obligations previously disclosed other than the changes described in Note 13 - Leases, Note 14 - Commitments and Contingencies and Note 16 - Borrowing and Credit Agreements in this Quarterly Report on Form 10-Q.
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
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2019 filed with the SEC on May 10 and August 6, 2019 respectively. Our exposure to market risks has not changed materially from that set forth in our Annual Report, aside from interest rate risk as discussed below.
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our Term Loans. The interest rate on the Term Loans is variable based on LIBOR. As of September 30, 2019, we had outstanding variable rate borrowings of $485.0 million, of which 90% was fixed through our interest rate swap agreements. After considering the effect of these agreements, a 100 basis point increase in LIBOR would not have a material impact on annual interest expense.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
See Note 14 – Commitments and Contingencies to our condensed consolidated financial statements included in this Quarterly Report for information concerning litigation. In addition to the lawsuits described in Note 14 - Commitments and Contingencies, from time to time, we have been and may become involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we are not presently involved in any legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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
We may incur losses on interest rate swap and hedging arrangements.
We may periodically enter into agreements to reduce the risks associated with increases in interest rates. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. If an arrangement is not indexed to the same rate as the indebtedness that is hedged, we may be exposed to losses to the extent which the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Nonperformance by the other party to the arrangement may also subject us to increased credit risks.
In addition, the use of hedging arrangements may also subject us to earnings volatility caused primarily by the changes in the fair values of derivatives that do not qualify for hedge accounting and, to a lesser extent, by hedge ineffectiveness, which is the difference in the amounts recognized in our earnings for the changes in fair value of a derivative and the related hedged item. If we are unable to apply hedge accounting due to changes in standards or other changes in circumstances that impact our ability to utilize hedge accounting, the result could be an increase in the volatility of our earnings from period to period.
We are named defendant in certain litigation matters, including federal securities class action and derivative litigation; if we are unable to resolve these matters favorably, then our business, operating results and financial condition may be adversely affected.
We are currently involved in certain litigation matters, including securities class action and derivative litigation. See Note 14 - Commitments and Contingencies to our condensed consolidated financial statements included in this Quarterly Report. We cannot at this time predict the outcome of these matters or any future litigations matters (whether related or unrelated) or reasonably determine the probability of a material adverse result or reasonably estimate range of potential exposure, if any, that these matters or any future matters might have on us, our business, our financial condition or our results of operations, although such effects, including the cost to defend, any judgments or indemnification obligations, among others, could be materially adverse to us. In addition, in the future, we may need to record litigation reserves with respect to these matters.
We are currently undergoing a period of management transition, which could be disruptive to, or cause uncertainty in, our business.
On July 25, 2019, the Company issued a press release that the Board of Directors appointed Stephen Munford, Chairman of the Company’s Board of Directors to the position of Interim Chief Executive Officer and President. We are in the process of searching for a new Chief Executive Officer. However, there is no guarantee that we will be able to find a permanent replacement on a timely basis. We face significant competition for an executive with the qualifications and experience we are seeking. The prolonged absence of a permanent Chief Executive Officer could adversely impact our business and results of operations. In addition, as a result of our pending sale to OpenText, we may not engage a permanent Chief Executive Officer prior to the closing or at all.

Risks Related to the Proposed Acquisition by OpenText
The conditions under the Merger Agreement to OpenText’s consummation of the proposed acquisition may not be satisfied at all or in the anticipated timeframe.
On November 10, 2019, we entered into the Merger Agreement with OpenText and Merger Sub, pursuant to which Merger Sub will commence the Offer to acquire all of the outstanding Shares at an offer price of $23.00 in cash.
The obligation of Merger Sub to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including the tender of at least one share more than a majority of our outstanding Shares in the Offer; receipt of applicable regulatory approvals and other customary conditions set forth in the Merger Agreement. These conditions are described in more detail in the Merger Agreement, which is filed as an exhibit to the Current Report on Form 8-K filed with the SEC on November 12, 2019, and incorporated herein by reference.
The announcement of, or a failure to consummate, the proposed acquisition could negatively impact our business, financial condition, results of operations or our stock price.

Our announcement of having entered into the Merger Agreement could cause a material disruption to our business and there can be no assurance that the conditions to the consummation of the proposed acquisition will be satisfied. The Merger Agreement may also be terminated by the Company and/or OpenText in certain specified circumstances, including, subject to compliance with the terms of the Merger Agreement, by us in order to accept a third-party acquisition proposal that our Board of Directors determines constitutes a superior proposal upon payment of a termination fee (the “Termination Fee”) to OpenText. We are subject to several risks as a result of the announcement of the Merger Agreement, including, but not limited to, the following:

•
If the proposed acquisition is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the proposed acquisition will be consummated;

•	Certain costs related to the proposed acquisition, including the fees and/or expenses of our legal, accounting and financial advisors, must be paid even if the proposed acquisition is not completed;

•
Pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the proposed acquisition, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;

•
The attention of our management may be directed toward the consummation of the proposed acquisition and related matters, and their focus may be diverted from the day-to-day business operations of the Company, including from other opportunities that might otherwise be beneficial to us;

•	The inability to retain certain key employees who may have sought and obtained different employment in anticipation of the consummation of the proposed acquisition;

•	Our inability to hire capable employees, given the uncertainty regarding the future of the Company, in order to execute on our continuing business operations;

•	A failure of the proposed acquisition may result in negative publicity and/or a negative impression of us in the investment community or business community generally; and

•
Third parties may determine to terminate and/or attempt to renegotiate their relationships with us as a result of the transaction, whether pursuant to the terms of their existing agreements with us or otherwise.

The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the completion of the proposed acquisition.

The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of our company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our Board of Directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to OpenText the Termination Fee. These provisions might discourage an otherwise-interested third-party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the proposed acquisition.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the proposed acquisition that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and restricted stock units, and the potential receipt of change in control or other severance payments in connection with the consummation of the proposed acquisition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Sale of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
Not Applicable.

ITEM 6.	EXHIBITS

Exhibits
2.1*
Agreement and Plan of Merger, dated November 10, 2019, among Carbonite, Inc., OpenText Corporation and Coral Merger Sub Inc. (Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2019, and incorporated herein by reference.)

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

*
The schedules to the Merger Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to supplementally furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONITE, INC.

Dated:	November 12, 2019	By:	/s/ Anthony Folger
Anthony Folger
Chief Financial Officer

Dated:	November 12, 2019	By:	/s/ Cassandra Hudson
Cassandra Hudson
Chief Accounting Officer